Form 10-K/A
period 2020-12-31
Ascendant Digital Acquisition Corp.
filed 2021-05-10
CIK 1805651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $: N/A

As of March 19, 2021, the Registrant had 41,400,000 Class A ordinary shares, $0.0001 par value per share, and 10,350,000 Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Ascendant Digital Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Ascendant Digital Acquisition Corp. as of and for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 28, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 9, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from February 11, 2020 (inception) through December 31, 2020, and for the quarterly period ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on July 28, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations for each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues, costs of operating our business or the other non-cash adjustments to the Financial Statement, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, the Company has not amended its previously filed Quarterly Reports on Form 10-Q or current reports on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.

We are accounting for both the public warrants and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our ordinary shares represents the primary underlying variable that impacts the value of the liability related to the warrants, which are accounted for as derivative instruments. Additional factors that impact the value of the warrants as derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, on May 9, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restated previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

For the period from February 11, 2020 (inception) through December 31, 2020, we had a net loss of approximately $29,630,000, which consisted of approximately $350,000 of general and administrative expenses, including $50,000 of general and administrative expenses with related party, approximately $964,000 of financing costs, and approximately $28,525,000 of change in fair value of derivative warrant liabilities, partly offset by approximately $210,000 of interest on the investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from February 11, 2020 (inception) through September 30, 2020 and from February 11, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $21,175,460 and an increase of $28,525,230, respectively.

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

Forward purchase agreement

In connection with the consummation of the Public Offering, we entered into a forward purchase agreement with NEXON Co. Ltd. (“Nexon”), pursuant to which Nexon has subscribed to purchase from us, upon request, up to 25,000,000 forward purchase units, consisting of one Class A ordinary share (the “Forward Purchase Shares”), and one-half of one warrant to purchase one Class A ordinary share (the “Forward Purchase Warrants”), for $10.00 per unit, or an aggregate amount of up to $250,000,000, in a private placement that will close concurrently with the closing of our Initial Business Combination. Nexon’s commitment under the forward purchase agreement is subject to, among other conditions, the approval of its investment committee in its sole and absolute discretion. The Forward Purchase Shares and Forward Purchase Warrants will be identical to the Class A ordinary shares and warrants, respectively, included in the units being sold in the Public Offering, except that they will be subject to certain transfer restrictions and registration rights, as described herein.

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

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 30,980,000 ordinary share warrants in connection with our Initial Public Offering (20,700,000) and Private Placement (10,280,000) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial fair value of warrants issued in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on July 28, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the July 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Ascendant Digital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ascendant Digital Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from February 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York
May 10, 2021

ASCENDANT DIGITAL ACQUISITION CORP.

BALANCE SHEET

As Restated - See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$861,754
Prepaid expenses	328,772

Total current assets	1,190,526
Investments held in Trust Account	414,209,593

Total Assets	$415,400,119

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$22,120
Accrued expenses	111,146
Due to related party	9,750

Total current liabilities	143,016
Derivative warrant liabilities	53,801,110
Deferred underwriting commissions	14,490,000

Total liabilities	68,434,126
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 34,196,599 shares subject to possible redemption at $10.00 per share	341,965,990
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,203,401 shares issued and outstanding (excluding 34,196,599 shares subject to possible redemption)	720
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 issued and outstanding	1,035
Additional paid-in capital	34,627,888
Accumulated deficit	(29,629,640)

Total shareholders’ equity	5,000,003

Total liabilities and shareholders’ equity	$415,400,119

ASCENDANT DIGITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated – See Note 2

For the Period from February 11, 2020 (inception) through December 31, 2020

General and administrative expenses	$299,873
Administrative expenses - related party	50,000

Loss from operations	(349,873)
Change in fair value of derivative warrant liabilities	(28,525,220)
Financing costs allocated to derivative warrant liabilities	(964,140)
Interest earned on investments held in Trust Account	209,593

Net loss	$(29,629,640)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	41,400,000

Basic and diluted net income per share, Class A	$0.01

Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,350,000

Basic and diluted net loss per share, Class B	$(2.88)

The accompanying notes are an integral part of these financial statements.

ASCENDANT DIGITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

As Restated - See Note 2

For the Period from February 11, 2020 (inception) through December 31, 2020

	For the period from February 11, 2020 (inception) through December 31, 2020
	Ordinary Shares						Total Shareholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - February 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Sale of units in initial public offering, net of warrant liability	41,400,000	4,140	—	—	397,142,610	—	397,146,750
Offering costs	—	—	—	—	(22,433,477)	—	(22,433,477)
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,857,360	—	1,857,360
Shares subject to possible redemption	(34,196,599)	(3,420)	—	—	(341,962,570)	—	(341,965,990)
Net loss	—	—	—	—	—	(29,629,640)	(29,629,640)

Balance - December 31, 2020	7,203,401	$720	10,350,000	$1,035	$34,627,888	$(29,629,640)	$5,000,003

The accompanying notes are an integral part of these financial statements.

ASCENDANT DIGITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the Period from February 11, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(29,629,640)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	28,223
Change in fair value of derivative warrant liabilities	28,525,210
Financing costs allocated to derivative warrant liabilities	964,140
Interest earned on investments held in Trust Account	(209,593)
Changes in operating assets and liabilities:
Prepaid expenses	(328,772)
Accounts payable	22,120
Due to related party	9,750
Accrued expenses	26,146

Net cash used in operating activities	(592,406)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(159,720)
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	10,280,000
Offering costs paid	(8,666,120)

Net cash provided by financing activities	415,454,160

Net change in cash	861,754
Cash - beginning of the period	—

Cash - end of the period	$861,754

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

Offering costs included in accrued expenses	$85,000

Offering costs included in note payable - related party	$131,497

Deferred underwriting commissions	$14,490,000

Initial Value of Class A ordinary shares subject to redemption	$370,565,620

Change in value of Class A ordinary shares subject to possible redemption	$(28,599,630)

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

The Company’s sponsor is Ascendant Sponsor LP, a Cayman Islands exempted limited partnership (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 24, 2020. On July 28, 2020, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.4 million, inclusive of approximately $14.5 million in deferred underwriting commissions (Note 4).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,280,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.3 million (Note 7).

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

The Company will provide its holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. The Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 4) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination

As more fully described in Note 10, on March 1, 2021, the Company (which shall migrate to and domesticate as a Delaware corporation prior to the Closing), entered into a Business Combination Agreement (the “Business Combination Agreement”) with Beacon Street Group, LLC, a Delaware limited liability company (the “BSG”), all of the members of BSG party thereto (collectively, the “Sellers” and each a “Seller”) and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the Sellers thereunder (in such capacity, the “Seller Representative”). Upon consummation of the transactions, the Company will change its name to “Beacon Street Group, Inc.”

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

The Company’s liquidity needs up to December 31, 2020 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares,

ASCENDANT DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

the loan of approximately $160,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on July 28, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Note 2. Restatement of Previously Issued Financial Statements

In April 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase ordinary shares that the Company issued in July 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 28, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on July 28, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements as of and for the period ended December 31, 2020 as of and for the three months ended September 30, 2020, and for the period from February 11, 2020 (inception) through September 30, 2020, and the balance sheet as of July 28, 2020 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of the Company’s outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$415,400,119	$—	$415,400,119

Liabilities and shareholders’ equity
Total current liabilities	$143,016	$—	$143,016
Deferred legal fees	—	—	—
Deferred underwriting commissions	14,490,000	—	14,490,000
Derivative warrant liabilities	—	53,801,110	53,801,110

Total liabilities	14,633,016	53,801,110	68,434,126
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	395,767,100	(53,801,110)	341,965,990
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	182	538	720
Class B ordinary shares - $0.0001 par value	1,035	—	1,035
Additional paid-in-capital	5,139,066	29,488,822	34,627,888
Accumulated deficit	(140,280)	(29,489,360)	(29,629,640)

Total shareholders’ equity	5,000,003	—	5,000,003

Total liabilities and shareholders’ equity	$415,400,119	$—	$415,400,119

	Period From February 11, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(349,873)	$—	$(349,873)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(28,525,220)	(28,525,220)
Financing costs allocated to derivative warrant liabilities	—	(964,140)	(964,140)
Interest earned on investments held in Trust Account	209,593	—	209,593

Total other (expense) income	209,593	(29,489,360)	(29,279,767)

Net loss	$(140,280)	$(29,489,360)	$(29,629,640)

Basic and Diluted weighted-average Class A ordinary shares outstanding	41,400,000	—	41,400,000
Basic and Diluted net loss per Class A share	$0.01	—	$0.01
Basic and Diluted weighted-average Class B ordinary shares outstanding	10,350,000	—	10,350,000
Basic and Diluted net loss per Class B share	$(0.03)	$(2.85)	$(2.88)

	Period From February 11, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net Loss	(140,280)	(29,489,360)	(29,629,640)
Change in fair value of derivative warrant liabilities	—	28,525,220	28,525,220
Financing costs allocated to derivative warrant liabilities	—	964,140	964,140
Net cash used in operating activities	(592,406)	—	(592,406)
Net cash used in investing activities	(414,000,000)	—	(414,000,000)
Net cash provided by financing activities	415,454,160	—	415,454,160

Net change in cash	$861,754	$—	$861,754

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$415,422,378	$—	$415,422,378

Liabilities and stockholders’ equity
Total current liabilities	$115,692	$—	$115,692
Deferred underwriting commissions	14,490,000	—	14,490,000
Derivative warrant liabilities	—	46,451,340	46,451,340

Total liabilities	14,605,692	46,451,340	61,057,032
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	395,816,680	(46,451,340)	349,365,340
Stockholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	182	503	685
Class B ordinary shares - $0.0001 par value	1,035	—	1,035
Additional paid-in-capital	5,089,486	22,139,097	27,228,583
Accumulated deficit	(90,697)	(22,139,590)	(22,230,287)

Total stockholders’ equity	5,000,006	—	5,000,006

Total liabilities and stockholders’ equity	$415,422,378	$—	$415,422,378

	Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(134,386)	$—	$(134,386)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(21,175,450)	(21,175,460)
Financing costs	—	(964,140)	(964,140)
Interest earned on investments held in Trust Account	89,468	—	89,468

Total other (expense) income	89,468	(22,139,590)	(22,050,122)

Net loss	$(44,918)	$(22,139,590)	$(22,184,508)

Basic and Diluted weighted-average Class A ordinary shares outstanding	41,400,000	—	41,400,000
Basic and Diluted net loss per Class A share	$—	—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	10,350,000	—	10,350,000
Basic and Diluted net loss per Class B share	$(0.01)	$(2.14)	$(2.15)

	Period From February 11, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(180,165)	$—	$(180,165)
Other (expense) income:
Change in fair value of warrant liabilities	—	(21,175,450)	(21,175,450)
Financing costs	—	(964,140)	(964,140)
Interest earned on investments held in Trust Account	89,468	—	89,468

Total other (expense) income	89,468	(22,139,590)	(22,050,122)

Net loss	$(90,697)	$(22,139,590)	$(22,230,287)

Basic and Diluted weighted-average Class A ordinary shares outstanding	41,400,000	—	41,400,000
Basic and Diluted net loss per Class A share	$0.00	—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	10,350,000	—	10,350,000
Basic and Diluted net loss per Class B share	$(0.02)	$(2.14)	$(2.16)

	Period From February 11, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net Loss	(90,697)	(22,139,590)	(22,230,287)
Change in fair value of derivative warrant liabilities	—	21,175,450	21,175,450
Financing costs allocated to derivative warrant liabilities	—	964,140	964,140
Net cash used in operating activities	(501,937)	—	(501,937)
Net cash used in investing activities	(414,000,000)	—	(414,000,000)
Net cash provided by financing activities	415,454,160	—	415,454,160

Net change in cash	$952,223	$—	$952,223

In addition, the impact to the balance sheet dated July 28, 2020, filed on Form 8-K on August 3, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $25.3 million increase to the derivative warrant liabilities line item at July 28, 2020 and offsetting decrease to the Class A subject to possible redemption mezzanine equity line item. There is no change to total equity at the reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from December 31, 2020, and the period from February 11, 2020 (inception) through December 31, 2020, and for the period from February 11, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

ASCENDANT DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Offering costs

Offering costs consist legal, accounting, underwriting fees and other costs directly attributable to the Initial Public Offering. These costs, along with underwriting fees were charged to additional paid- in capital upon the completion of the Initial Public Offering. The Company’s will keep deferred underwriting commissions classified as a long term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account. Deferred underwriting commissions are classified as non-current liabilities as their settlement is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 30,980,000 ordinary shares warrants in connection with the Initial Public Offering (20,700,000) and Private Placement (10,280,000) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5. RELATED PARTY TRANSACTIONS

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Forward Purchase Agreement

In connection with the consummation of the Offering, the Company entered into a forward purchase agreement with NEXON Co. Ltd. (“Nexon”), pursuant to which Nexon has subscribed to purchase from us, upon request, up to 25,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one Class A ordinary share (the “Forward Purchase Shares”), and one-half of one warrant to purchase one Class A ordinary share (the “Forward Purchase Warrants”), for $10.00 per unit, or an aggregate amount of up to $250,000,000, in a private placement that will close concurrently with the closing of our initial business combination. Nexon’s commitment under the forward purchase agreement is subject to, among other conditions, the approval of its investment committee in its sole and absolute discretion. The Forward Purchase Shares and Forward Purchase Warrants will be identical to the Class A ordinary shares and warrants, respectively, included in the units being sold in the Public Offering, except that they will be subject to certain transfer restrictions and registration rights, as described herein.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the Company had 20,700,000 and 10,280,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

NOTE 8. SHAREHOLDERS’ EQUITY

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

ASCENDANT DIGITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in FASB ASC Topic 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
U. S. Treasury securities	$414,209,593	$—	$—
Liabilities:
Derivative public warrant liabilities	$35,386,050	$—	$—
Derivative private warrant liabilities	$—	$—	$18,415,060

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2020, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $28.5 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of July 28, 2020	As of December 31, 2020
Volatility	16.1%	25.3%
Stock price	$9.59	$10.26
Expected life of the options to convert	6.00	5.42
Risk-free rate	0.35%	0.42%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from February 11, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at February 11, 2020 (inception)	$—
Issuance of Public and Private Warrants	25,275,880
Change in fair value of derivative warrant liabilities	28,525,230

Derivative warrant liabilities at December 31, 2020	$53,801,110

NOTE 10. SUBSEQUENT EVENTS

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Other than described herein and in Note 2, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of March 1, 2021, by and among Ascendant Digital Acquisition Corp., Beacon Street Group, LLC, Members of Beacon Street Group, LLC and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Annex G to the Company’s Current Registration Statement on Form S-4 (File No. 333-254720), filed with the SEC on March 25, 2021).

4.1	Warrant Agreement, dated July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, Filed with the SEC on July 28, 2020).

4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-239623), filed with the SEC on July 2, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-239623), filed with the SEC on July 2, 2020).

4.5**	Description of Securities.

10.1	Letter Agreement, dated July 23, 2020, by and among the Company, its executive officers, its directors, its advisory board members and Ascendant Sponsor LP (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K, filed with the SEC on July 28, 2020).

10.2	Investment Management Trust Agreement, dated July 23, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on From 8-K, filed with the SEC on July 28, 2020).

10.3	Registration Rights Agreement, dated July 23, 2020, by and among the Company, Ascendant Sponsor LP, the Company’s independent directors and the Company’s advisory board (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2020).

10.4	Private Placement Warrants Purchase Agreement, dated July 23, 2020, by and between the Company and Ascendant Sponsor LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2020).

10.5	Administrative Services Agreement, dated July 23, 2020, by and between the Company and Ascendant Sponsor LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2020).

10.6	Securities Subscription Agreement between Ascendant Sponsor LP and the Registrant (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-239623), filed with the SEC on July 2, 2020).

10.7	Forward Purchase Agreement, dated as of June 23, 2020, by and between the Registrant and NEXON Co. Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-239623), filed with the SEC on July 2, 2020).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2021).

10.9	Sponsor Support Agreement, by and among Ascendant Digital Acquisition Corp., Ascendant Sponsor LP and Beacon Street Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2021).

24.1**	Power of Attorney (included in the signature page of the Original Filing).

31.1•	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2•	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1•	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2•	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS•	XBRL Instance Document

101.SCH•	XBRL Taxonomy Extension Schema Document

101.CAL•	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL•	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL•	Taxonomy Extension Label Linkbase Document

101.PRE XBRL•	Taxonomy Extension Presentation Linkbase Document

†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

•	Filed herewith.

**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2021

ASCENDANT DIGITAL ACQUISITION CORP.

By:	/s/ Mark Gerhard
Name: Mark Gerhard
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date
/s/ Mark Gerhard	Chief Executive Officer and Director	May 10, 2021
Mark Gerhard	(Principal Executive Officer)

/s/ Riaan Hodgson Riaan Hodgson	Chief Accounting Officer and Director (Principal Financial and Accounting Officer)	May 10, 2021

/s/ David Gomberg	President and Director	May 10, 2021
David Gomberg

*	Director	May 10, 2021
Mickie Rosen

*	Director	May 10, 2021
Michael Jesselson

*	Director	May 10, 2021
Diane Nelson

*	Director	May 10, 2021
Robert Foresman

*By:	/s/ David Gomberg
Attorney-in-Fact