Form 10-Q
period 2021-06-30
Ascendant Digital Acquisition Corp.
filed 2021-07-19
CIK 1805651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of July
19
, 2021, 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ASCENDANT DIGITAL ACQUISITION CORP.
Form
10-Q
For the Three and Six Months Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three Months ended June 30, 2021 and 2020, for the Six Months Ended June 30, 2021, and for the Period from February 11, 2020 (inception) Through June 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three Months ended June 30, 2021 and 2020, for the Six Months Ended June 30, 2021, and for the Period from February 11, 2020 (inception) Through June 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 and for the Period from February 11, 2020 (inception) Through June 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
ASCENDANT DIGITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:

Cash	$416,780	$861,754
Prepaid expenses	218,981	328,772

Total current assets	635,761	1,190,526
Investments held in Trust Account	414,268,577	414,209,593

Total Assets	$414,904,338	$415,400,119

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$274,570	$22,120
Accrued expenses	2,777,394	111,146
Due to related party	5,846	9,750

Total current liabilities	3,057,810	143,016
Deferred underwriting commissions	14,490,000	14,490,000
Derivative warrant liabilities	50,497,400	53,801,110

Total liabilities	68,045,210	68,434,126
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 34,185,912 and 34,196,599 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	341,859,120	341,965,990
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,214,088 and 7,203,401 shares issued and outstanding (excluding 34,185,912 and 34,196,599 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	721	720
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 issued and outstanding as of June 30, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	34,734,757	34,627,888
Accumulated deficit	(29,736,505)	(29,629,640)

Total shareholders’ equity	5,000,008	5,000,003

Total liabilities and shareholders’ equity	$414,904,338	$415,400,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months	For The Period From February 11, 2020 (inception) Through
	2021	2020	Ended June 30, 2021	June 30, 2020
General and administrative expenses	$2,963,134	$28,405	$3,409,559	$45,779
Administrative expenses - related party	30,000	—	60,000	—

Loss from operations	(2,993,134)	(28,405)	(3,469,559)	(45,779)
Change in fair value of derivative warrant liabilities	(18,834,160)	$—	3,303,710	—
Interest earned on investments held in Trust Account	10,329	—	58,984	—

Net loss	$(21,816,965)	$(28,405)	$(106,865)	$(45,779)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	41,400,000	—	41,400,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.00	$—	$0.00	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,350,000	10,350,000	10,350,000	10,350,000

Basic and diluted net loss per share, Class B ordinary shares	$(2.11)	(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	For The Six Months Ended June 30, 2021
	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	7,203,401	$720	10,350,000	$1,035	$34,627,888	$(29,629,640)	$5,000,003
Shares subject to possible rede m ption	(2,171,010)	(217)	—	—	(21,709,883)	—	(21,710,100)
Net income	—	—	—	—	—	21,710,100	21,710,100

Balance - March 31, 2021 (unaudited)	5,032,391	503	10,350,000	1,035	12,918,005	(7,919,540)	5,000,003
Shares subject to possible redemption	2,181,697	218	—	—	21,816,752	—	21,816,970
Net loss	—	—	—	—	—	(21,816,965)	(21,816,965)

Balance - June 30, 2021 (unaudited)	7,214,088	$721	10,350,000	$1,035	$34,734,757	$(29,736,505)	$5,000,008

	For The Period From February 11, 2020 (inception) Through June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - February 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Net loss	—	—	—	—	—	(17,374)	(17,374)

Balance - March 31, 2020 (unaudited)	—	—	10,350,000	1,035	23,965	(17,374)	7,626
Net loss	—	—	—	—	—	(28,405)	(28,405)

Balance - June 30, 2020 (unaudited)	—	$—	10,350,000	$1,035	$23,965	$(45,779)	$(20,779)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(106,865)	$(45,779)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	—	27,928
Interest earned on investments held in Trust Account	(58,984)	—
Change in fair value of derivative warrant liabilities	(3,303,710)	—
Changes in operating assets and liabilities:
Prepaid expenses	109,791	(294)
Accounts payable	252,450	13,333
Due to related party	(3,904)	—
Accrued expenses	2,666,248	4812

Net cash used in operating activities	(444,974)	—

Net change in cash	(444,974)	—
Cash - beginning of the period	861,754	—

Cash - end of the period	$416,780	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$—	$211,234
Deferred offering costs included in accrued expenses	$—	$31,255
Deferred offering costs included in note payable—related party	$—	$122,541
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Change in value of Class A ordinary shares subject to possible redemption	$(106,870)	$—
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
At June 30, 2021, the Company had not yet commenced operations. All activity for the period from February 11, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of income earned on investments on investments in the Trust Account (as defined below).
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
The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their

ASCENDANT DIGITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the C
o
mpany waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Proposed Business Combination
On March 1, 2021, the Company (which shall migrate to and domesticate as a Delaware corporation prior to the Closing), entered into a Business Combination Agreement with MarketWise, LLC (formerly known as Beacon Street Group, LLC), a Delaware limited liability company (the “
MarketWise
”), all of the members of MarketWise party thereto (collectively, the “
Sellers
” and each a “
Seller
”) and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the Sellers thereunder (in such capacity, the “
Seller Representative
”) (the “
Business Combination Agreement
”, as amended by that certain Amendment No. 1 to the Business Combination Agreement, dated as of May 21, 2021, by and among the Company, MarketWise and the Seller Representative (solely in its capacity as the representative of the Sellers thereunder), and by that certain Amendment No. 2 to the Business Combination Agreement, dated as of June 16, 2021, by and among the Company, MarketWise, and the Seller Representative (solely in its capacity as the representative of the Sellers thereunder), and as the same may be further amended from time to time, the “
Transaction Agreement
”). Each of the Company, MarketWise, the Sellers and the Seller Representative are individually referred to herein as a “
Party
” and, collectively, the “
Parties
”. The transactions contemplated by the Transaction Agreement are referred to herein as the “
Business Combination
.” The time of the closing of the Business Combination is referred to herein as the “
Closing
.” The date of the Closing of the Business Combination is referred to herein as the “
Closing Date
.”
The Domestication; Charter of the Company and Bylaws of the Company
At the end of the day immediately prior to the Closing Date, subject to the satisfaction or waiver of the conditions of the Transaction Agreement, the Company will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Cayman Islands Companies Act (As Revised) (the “
Domestication
”).
By virtue of the Domestication and subject to the satisfaction or waiver of the conditions of the
Transaction

Agreement, including approval of the Company’s shareholders: (i) each of the then issued and outstanding Class B ordinary shares of the Company, par value $0.0001 per share (each, a “
Cayman Class
 B Share
”), will convert automatically, on a
one-for-one
basis, into a Class A ordinary share of the Company, par value $0.0001 per share (each, a “
Cayman Class
 A Share
”); (ii) immediately following the conversion described in clause (i), each of the then issued and outstanding Cayman Class A Shares will convert automatically, on a one-for-one
basis, into a share of Class A common stock, par value $0.0001 per share, of Company (after the Domestication) (the “
Class
 A Common Stock
”); and (iii) each of the then issued and outstanding warrants representing the right to purchase one Cayman Class A Share will convert automatically into a warrant to acquire one share of Class A Common Stock pursuant to the related warrant agreement.
Substantially simultaneously with or immediately following the Domestication and subject to the satisfaction or waiver of the conditions of the Transaction Agreement, the Company will also file (a) a certificate of incorporation with the Secretary of State of Delaware in the form attached to the Transaction Agreement (the “
Company Domesticated Charter
”) and (b) adopt bylaws in the form attached to the Transaction Agreement (the “
Company Domesticated Bylaws
”), to (among other things) establish a capital structure for the Company containing Class A Common Stock and shares of Class B common stock, par value $0.0001 per share of Company (after the Domestication) (the “
Class
 B Common Stock
”). The shares of Class B Common Stock will have the same voting rights as the shares of Class A Common Stock but the shares of Class B Common Stock will have no economic rights, in each case as set forth in the Company Domesticated Charter and Company Domesticated Bylaws.

ASCENDANT DIGITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to the Transaction Agreement, substantially concurrently with the Closing, MarketWise will distribute all of its cash and cash equivalents to the Sellers in accordance with its then in effect operating agreement. Following such distribution, MarketWise will effectuate a recapitalization, pursuant to which, among other things, all Class A and Class B units of MarketWise (including the unvested Class B units of MarketWise) held by the Sellers will convert or exchange into a new class of common units of MarketWise with such terms and conditions as set forth in the MarketWise’s amended and restated operating agreement, which will be entered into pursuant to the Transaction Agreement (the “MarketWise Third A&R Operating Agreement”). Following such recapitalization, the Sellers will collectively hold a single class of common units of MarketWise.
Subject to the satisfaction
or
waiver of certain conditions set forth in the Transaction Agreement, at the Closing, the Company will contribute a subscription amount (the “
Subscription Amount
”) to MarketWise in exchange for units and warrants in MarketWise. Pursuant to the Transaction Agreement, the Subscription Amount will be an amount of cash determined by MarketWise and will be not less than
$85,000,000 nor more than $150,000,000;
provided
, that, notwithstanding the foregoing, if the Subscription Amount determined by MarketWise will be greater than the Available Distributable Cash (as defined below), the Subscription Amount will automatically be deemed to be an amount equal to the Available Distributable Cash.
Pursuant to the Transaction Agreement, the “
Available Distributable Cash
” will be an aggregate amount equal to, as of immediately prior to the Closing, the sum of (without duplication): (a) all amounts in the Company’s trust account
, less amounts required for the redemptions of Cayman Class A Shares by the Company’s current shareholders, plus
(b) the aggregate proceeds, if any, actually received by the Company from the Subscriptions (as defined and discussed below)
plus
(c) all other cash and cash equivalents of the Company
minus
(d) the aggregate amount of unpaid transaction costs incurred by the parties to the Transa
c
tion Agreement.
At the Closing, the Company will also purchase certain units of MarketWise from the Sellers for cash consideration (the “
Cash Consideration
”) in an amount equal to (i) the Available Acquiror Closing Cash (as defined below),

less

(ii) the aggregate amount of unpaid transaction costs incurred by the parties to the Transaction Agreement as of the Closing,

provided
, that, under no circumstances will the Cash Consideration be more than $374,000,000 or less than $0. Pursuant to the Transaction Agreement, the “
Available Acquiror Closing Cash
” will be an aggregate amount equal to, as of immediately prior to the Closing, the sum of (without duplication): (a) all amounts in the Company’s trust account, less amounts required for the redemptions of Cayman Class A Shares by the Company’s current shareholders plus

(b) the aggregate proceeds, if any, actually received by the Company from the Subscriptions plus

(c) all other cash and cash equivalents of the Company

minus

(d) the Subscription Amount.
Additionally, at the Closing, the Company will issue to the
Seller
s, for nominal consideration, a certain number of shares of Class B Common Stock equal to the aggregate number of units of the Company retained by the Sellers at the Closing (collectively, the “
Retained Units
”), with each Seller receiving its pro rata share of
such
shares of Class B Common Stock and Retained Units. Pursuant to the
Transaction

Agreement, the Retained Units will be a number of common units of the Company equal to the quotient of (a) $
2,910,923,000
(being the agreed equity value to the Sellers)
minus
the Cash Consideration, divided by (b) $
10.00
.
Following the Closing, the combined Company will be organized in an

“Up-C”

structure in which substantially all of the assets and the business of the combined Company will be held by MarketWise and its subsidiaries, and the Company’s only direct assets will consist of units and warrants of MarketWise. Assuming that none of the Company’s current shareholders exercise their right to redeem their Cayman Class A Shares, and subject to adjustment for cash on hand and working capital, as of immediately following the Closing and without giving effect to the Sponsor Earn Out Shares (as defined and discussed below) or outstanding warrants to purchase Cayman Class A Shares, the Company is expected to own, directly or indirectly, approximately 20.1% of the issued and outstanding units of MarketWise at the Closing and will control MarketWise as the sole manager of MarketWise in accordance with the terms of the MarketWise Third A&R Operating Agreement and all remaining units of the Company will be owned by the Sellers.
Upon consummation of the Transactions, the Company will change its name to “MarketWise, Inc.”

ASCENDANT DIGITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Closing is subject to c
ertain
conditions, including, among other things, (i) the approval and adoption of the Transaction Agreement and transactions contemplated thereby and certain other matters by requisite vote of the Company’s shareholders; (ii) if required, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of a Company Material Adverse Effect (as defined in the Transaction Agreement) since the date of the Transaction Agreement; and (iv) material compliance by the parties with their respective pre-Closing

and Closing obligations and the accuracy of each party’s representations and warranties in the Transaction Agreement, in each case subject to certain materiality standards contained in the Transaction Agreement. In addition, MarketWise’s obligation to consummate the Business Combination is subject to the condition that the sum of (x) the funds remaining in the Company’s trust account (after giving effect to redemptions of Cayman Class A Shares by the Company’s current shareholders) and (y) the aggregate amount the Company actually receives from the Subscriptions, but in each case before giving effect to the consummation of the Closing and the payment of the aggregate amount of unpaid transaction costs incurred by the parties to the Transaction Agreement, be equal to or exceed $150,000,000.
Liquidity and Capital Resources
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had approximately $0.4 million in its operating bank account and a working capital deficit of approximately $2.4 million.
The Company’s liquidity needs up to June 30, 2021 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of approximately $160,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on July 28, 2020. Additionally, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10K/A filed with the SEC on May 10, 2021.

ASCENDANT DIGITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of June 30, 2021 and December 31, 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

ASCENDANT DIGITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.
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
As of June 30, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets
.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 34,185,912 and 34,196,599 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

ASCENDANT DIGITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net income (loss) per ordinary shares
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 30,980,000 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive. As a result, diluted income per share is the same as basic income per share for the periods presented.
The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income (loss) per share, basic and diluted for Class A ordinary shares for three and six months ended June 30, 2021, is calculated by dividing the investment income earned on the Trust Account of approximately $10,000 and $59,000, respectively, by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net income (loss) per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.
For three months ended June 30, 2020 and for the period February 11, 2020 (inception) through June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.
Recent accounting pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU
2020-06
did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards update, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Initial Public Offering
On July 28, 2020, the Company consummated its Initial Public Offering of 41,400,000 Units, including the 5,400,000 Units as a result of the underwriters’ full exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.4 million, inclusive of approximately $14.5 million in deferred underwriting commissions.

ASCENDANT DIGITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one share of Class A ordinary share, and one-half
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6).
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
Administrative Support Agreement
The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 and $60,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited consolidated condensed statements of operations for the three and six months ended June 30, 2021 within general and administrative expenses – related party, respectively. As of June 30, 2021 and December 31, 2020, there was no outstanding balance in accounts payable – related party, as reflected in the accompanying unaudited condensed balance sheets.
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

ASCENDANT DIGITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Forward Purchase Agreement
In connection with the consummation of the Offering, the Company entered into a forward purchase agreement with NEXON Co. Ltd. (“Nexon”), pursuant to which Nexon has subscribed to purchase from us
, upon request,
up to 25,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one Class A ordinary share (the “Forward Purchase Shares”), and one-half
of one warrant to purchase one Class A ordinary share (the “Forward Purchase Warrants”), for $10.00 per unit, or an aggregate amount of up to $250,000,000, in a private placement that will close concurrently with the closing of our initial business combination. Nexon’s commitment under the forward purchase agreement is subject to, among other conditions, the approval of its investment committee in its sole and absolute discretion.

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
Note 6 — Shareholders’ Equity
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020,

there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 41,400,000 Class A ordinary shares issued and outstanding, including 34,185,912 and 34,196,599 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares —
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 2, 2020, the Company issued 8,625,000 Class B ordinary shares to the Sponsor. On May 29, 2020, the Sponsor surrendered 1,437,500 Founder Shares to the Company for cancellation for no consideration. On June 26, 2020, the Company effected a share capitalization of 1,437,500 Founder Shares and as a result the Sponsor held 8,625,000 Class B ordinary shares. On July 23, 2020, the Company effected another share capitalization of 1,725,000 Founder Shares, resulting in an aggregate of 10,350,000 Founder Shares outstanding, of which the Sponsor holding 10,170,000 shares. All shares and the associated amounts have been retroactively restated to reflect the aforementioned share surrender and capitalization. As of June 30,
2021,
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
one-for-one
basis.

ASCENDANT DIGITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—
Warrants
As of June 30, 2021, the Company had 20,700,000 Public Warrants and 10,280,000 Private Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

•
if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $
10.00
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

ASCENDANT DIGITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete the initial Business Combination within the combination period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless
.
Note 8 — Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
As of June 30, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U. S. Treasury Securities	$414,268,577	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	33,741,000	—	—
Derivative warrant liabilities—Private Warrants	—	—	16,756,400

Total fair value	$448,009,577	$—	$16,756,400

As of December 31, 2020:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U. S. Treasury Securities	$414,209,593	$—	$—
Liabilities:
Derivative warrant liabilities—Public Warrants	35,386,050	—	—
Derivative warrant liabilities—Private Warrants	—	—	18,415,060

Total fair value	$449,595,643	$—	$18,415,060

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the six months ended June 30, 2021.
The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of the warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such warrants. The Company estimates the fair value of the warrants at each reporting period, with changes in fair value recognized in the condensed statements of operations.
The estimated fair value of the derivative warrant liabilities – Public Warrants is determined using Level 1 inputs. The estimated fair value of the derivative warrant liabilities – Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

ASCENDANT DIGITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2021	December 31, 2020
Volatility	23.5%	25.3%
Stock price	$9.95	$10.26
Expected life of the options to convert	5.05	5.42
Risk-free rate	0.88%	0.42%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$18,415,060
Change in fair value of derivative warrant liabilities	(7,761,500)

Derivative warrant liabilities at March 31, 2021	10,653,560
Change in fair value of derivative warrant liabilities	6,102,840

Derivative warrant liabilities at June 30, 2021	$16,756,400

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
Proposed Business Combination
On March 1, 2021, the Company (which shall migrate to and domesticate as a Delaware corporation prior to the Closing), entered into a Business Combination Agreement with MarketWise, LLC (formerly known as Beacon Street Group, LLC), a Delaware limited liability company (the “
MarketWise
”), all of the members of MarketWise party thereto (collectively, the “
Sellers
” and each a “
Seller
”) and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the Sellers thereunder (in such capacity, the “
Seller Representative
”) (the “
Business Combination Agreement
”, as amended by that certain Amendment No. 1 to the Business Combination Agreement, dated as of May 21, 2021, by and among the Company, MarketWise and the Seller Representative (solely in its capacity as the representative of the Sellers thereunder), and by that certain Amendment No. 2 to the Business Combination Agreement, dated as of June 16, 2021, by and among the Company, MarketWise, and the Seller Representative (solely in its capacity as the representative of the Sellers thereunder), and as the same may be further amended from time to time, the “
Transaction Agreement
”). Each of the Company, MarketWise, the Sellers and the Seller Representative are individually referred to herein as a “
Party
” and, collectively, the “
Parties
”. The transactions contemplated by the Transaction Agreement are referred to herein as the “
Business Combination
.” The time of the closing of the Business Combination is referred to herein as the “
Closing
.” The date of the Closing of the Business Combination is referred to herein as the “
Closing Date
.”
The Domestication
;
Charter of the Company and Bylaws of the Company
At the end of the day immediately prior to the Closing Date, subject to the satisfaction or waiver of the conditions of the Transaction Agreement, the Company will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Cayman Islands Companies Act (As Revised) (the “
Domestication
”).
By virtue of the Domestication and subject to the satisfaction or waiver of the conditions of the Transaction Agreement, including approval of the Company’s shareholders: (i) each of the then issued and outstanding Class B ordinary shares of the Company, par value $0.0001 per share (each, a “
Cayman Class
 B Share
”), will convert automatically, on a
one-for-one
basis, into a Class A ordinary share of the Company, par value $0.0001 per share (each, a “
Cayman Class
 A Share
”); (ii) immediately following the conversion described in clause (i), each of the then issued and outstanding Cayman Class A Shares will convert automatically, on a one-for-one
basis, into a share of Class A common stock, par value $0.0001 per share, of Company (after the Domestication) (the “
Class
 A Common Stock
”); and (iii) each of the then issued and outstanding warrants representing the right to purchase one Cayman Class A Share will convert automatically into a warrant to acquire one share of Class A Common Stock pursuant to the related warrant agreement.
Substantially simultaneously with or immediately following the Domestication and subject to the satisfaction or waiver of the conditions of the Transaction Agreement, the Company will also file (a) a certificate of incorporation with the Secretary of State of Delaware in the form attached to the Transaction Agreement (the “
Company Domesticated Charter
”) and (b) adopt bylaws in the form attached to the Transaction Agreement (the “
Company Domesticated Bylaws
”), to (among other things) establish a capital structure for the Company containing Class A Common Stock and shares of Class B common stock, par value $0.0001 per share of Company (after the Domestication) (the “
Class
 B Common Stock
”). The shares of Class B Common Stock will have the same voting rights as the shares of Class A Common Stock but the shares of Class B Common Stock will have no economic rights, in each case as set forth in the Company Domesticated Charter and Company Domesticated Bylaws.

Pursuant to the Business Combination Agreement, substantially concurrently with the Closing, MarketWise will distribute all of its cash and cash equivalents to the Sellers in accordance with its then in effect operating agreement. Following such distribution, MarketWise will effectuate a recapitalization, pursuant to which, among other things, all Class A and Class B units of MarketWise (including the unvested Class B units of MarketWise) held by the Sellers will convert or exchange into a new class of common units of MarketWise’s amended and restated operating agreement, which will be entered into pursuant to the Transaction Agreement (the “MarketWise Third A&R Operating Agreement). Following such recapitalization, the Sellers will collectively hold a single class of common units of MarketWise.
Subject to the satisfaction or waiver of certain conditions set forth in the Business Combination Agreement, at the Closing, the Company will contribute a subscription amount (the “
Subscription Amount
”) to MarketWise in exchange for units and warrants in MarketWise. Pursuant to the Business Combination Agreement, the Subscription Amount will be an amount of cash determined by MarketWise and will be not less than $85,000,000 nor more than $150,000,000; provided, that, notwithstanding the foregoing, if the Subscription Amount determined by MarketWise will be greater than the Available Distributable Cash (as defined below), the Subscription Amount will automatically be deemed to be an amount equal to the Available Distributable Cash.
Pursuant to the Business Combination Agreement, the “
Available Distributable Cash
” will be an aggregate amount equal to, as of immediately prior to the Closing, the sum of (without duplication): (a) all amounts in the Company’s trust account, less amounts required for the redemptions of Cayman Class A Shares by the Company’s current shareholders, plus
(b) the aggregate proceeds, if any, actually received by the Company from the Subscriptions (as defined and discussed below)
plus
(c) all other cash and cash equivalents of the Company
minus
(d) the aggregate amount of unpaid transaction costs incurred by the parties to the Business Combination Agreement.
At the Closing, the Company will also purchase certain units of MarketWise from the Sellers for cash consideration (the “
Cash Consideration
”) in an amount equal to (i) the Available Acquiror Closing Cash (as defined below), less
(ii) the aggregate amount of unpaid transaction costs incurred by the parties to the Business Combination Agreement as of the Closing,
provided
, that, under no circumstances will the Cash Consideration be more than $374,000,000 or less than $0. Pursuant to the Business Combination Agreement, the “
Available Acquiror Closing Cash
” will be an aggregate amount equal to, as of immediately prior to the Closing, the sum of (without duplication): (a) all amounts in the Company’s trust account, less amounts required for the redemptions of Cayman Class A Shares by the Company’s current shareholders plus
(b) the aggregate proceeds, if any, actually received by the Company from the Subscriptions plus
(c) all other cash and cash equivalents of the Company
minus
(d) the Subscription Amount.
Additionally, at the Closing, the Company will issue to the Sellers, for nominal consideration, a certain number of shares of Class B Common Stock equal to the aggregate number of units of the Company retained by the Sellers at the Closing (collectively, the “
Retained Units
”), with each Seller receiving its pro rata share of such shares of Class B Common Stock and Retained Units. Pursuant to the Business Combination Agreement, the Retained Units will be a number of common units of the Company equal to the quotient of (a) $2,910,923,000 (being the agreed equity value to the Sellers)
minus
the Cash Consideration, divided by (b) $10.00.
Following the Closing, the combined Company will be organized in an
“Up-C”
structure in which substantially all of the assets and the business of the combined Company will be held by MarketWise and its subsidiaries, and the Company’s only direct assets will consist of units and warrants of MarketWise. Assuming that none of the Company’s current shareholders exercise their right to redeem their Cayman Class A Shares, and subject to adjustment for cash on hand and working capital, as of immediately following the Closing and without giving effect to the Sponsor Earn Out Shares (as defined and discussed below) or outstanding warrants to purchase Cayman Class A Shares, the Company is expected to own, directly or indirectly, approximately 20.1% of the issued and outstanding units of MarketWise at the Closing and will control MarketWise as the sole manager of MarketWise in accordance with the terms of the MarketWise Third A&R Operating Agreement and all remaining units of the Company will be owned by the Sellers.
Upon consummation of the Transactions, the Company will change its name to “MarketWise, Inc.”

The Closing is subject to certain conditions, including, among other things, (i) the approval and adoption of the Business Combination Agreement and transactions contemplated thereby and certain other matters by requisite vote of the Company’s shareholders; (ii) if required, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of a Company Material Adverse Effect (as defined in the Business Combination Agreement) since the date of the Business Combination Agreement; and (iv) material compliance by the parties with their respective pre-Closing
and Closing obligations and the accuracy of each party’s representations and warranties in the Business Combination Agreement, in each case subject to certain materiality standards contained in the Business Combination Agreement. In addition, MarketWise’s obligation to consummate the Business Combination is subject to the condition that the sum of (x) the funds remaining in the Company’s trust account (after giving effect to redemptions of Cayman Class A Shares by the Company’s current shareholders) and (y) the aggregate amount the Company actually receives from the Subscriptions, but in each case before giving effect to the consummation of the Closing and the payment of the aggregate amount of unpaid transaction costs incurred by the parties to the Business Combination Agreement, be equal to or exceed $150,000,000.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $0.4 million in our operating bank account, and a working capital deficit of approximately $2.4 million.
Our liquidity needs up to June 30, 2021 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the Founder Shares, the loan of approximately $160,000 from the Sponsor pursuant to a promissory note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on July 28, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that we will have sufficient borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had a net loss of approximately $21.8 million, which consisted of approximately $18.8 million non-operating
loss resulting from the change in fair value of derivative warrant liabilities, approximately $3.0 million in general and administrative expenses, which was partially offset by approximately of $10,000 gain on investment (net), dividends and interest held in Trust Account.
For the six months ended June 30, 2021, we had a net loss of approximately $107,000, which consisted of approximately $3.3 million non-operating
gain resulting from the change in fair value of derivative warrant liabilities, approximately of $59,000 gain on investment (net), dividends and interest held in Trust Account, which was offset by approximately $3.5 million in general and administrative expenses.
For the three months ended June 30, 2020 and for the period from February 11, 2020 (inception) through June 30, 2020, we had a net loss of approximately $28,000 and approximately $46,000, respectively, which consisted solely of general and administrative expenses.

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
We incurred approximately $30,000 and $60,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively.
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
Critical Accounting Policies
Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 34,185,912 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on May 10, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Form
10-K/A
filed with the SEC on May 10, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Amendment No. 1 to Business Combination Agreement, dated as of May 21, 2021, by and among the Company, Beacon Street Group, LLC, and Shareholder Representative Services LLC (incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-4, filed with the SEC on June 30, 2021)

2.2	Amendment No. 2 to Business Combination Agreement, dated as of June 16, 2021, by and among Ascendant Digital Acquisition Corp., MarketWise, LLC, and Shareholder Representative Services LLC (incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-4, filed with the SEC on June 30, 2021)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Chief Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Operating Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Dated: July
19
, 2021

ASCENDANT DIGITAL ACQUISITION CORP.

By:	/s/ Mark Gerhard
Name:	Mark Gerhard
Title:	Chief Executive Officer and Director (Principal Executive Officer)