Form 10-Q
period 2021-09-30
MARKETWISE, INC.
filed 2021-11-12
CIK 1805651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-39405

MarketWise, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-1767914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1125 N. Charles Street Baltimore, Maryland	21201
(Address of principal executive offices)	(Zip Code)
(Address of principal executive offices, including zip code)

888 261-2693
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	MKTW	The Nasdaq Stock Market LLC
Warrants to purchase Class A common stock	MKTWW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☑ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                ☑ Yes    ☐ No
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☐     Accelerated filer            ☐
Non-accelerated filer    ☑     Smaller reporting company    ☑     Emerging growth company    ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 10, 2021, there were 25,152,469 shares of the registrant’s Class A common stock and 291,092,303 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	4
	Condensed Consolidated Statement of Operations for Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	7
	Condensed Consolidated Statements of Changes in Shareholders' Deficit / Members' Deficit for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	11
	Notes to the Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	59

PART II.	OTHER INFORMATION	60
Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	91
Item 3.	Defaults Upon Senior Securities	91
Item 4.	Mine Safety Disclosures	91
Item 5.	Other Information	91
Item 6.	Exhibits	91
Signatures		94
PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements.

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$137,588	$114,422
Accounts receivable	6,817	12,398
Prepaid expenses	12,926	8,530
Related party receivables	503	874
Related party notes receivable, current	295	—
Restricted cash	500	505
Deferred contract acquisition costs	74,470	42,019
Other current assets	2,652	1,889
Total current assets	235,751	180,637
Property and equipment, net	1,195	1,417
Operating lease right-of-use assets	11,360	12,337
Intangible assets, net	9,096	5,278
Goodwill	23,338	18,101
Deferred contract acquisition costs, noncurrent	114,816	65,217
Related party notes receivable, noncurrent	861	1,148
Deferred tax assets	6,971	—
Other assets	41	678
Total assets	$403,429	$284,813
Liabilities and stockholders’ deficit / members’ deficit
Current liabilities:
Trade and other payables	$4,349	$11,969
Related party payables, net	1,238	2,515
Accrued expenses	63,317	32,134
Deferred revenue and other contract liabilities	338,186	278,267
Derivative liabilities	547	—
Operating lease liabilities	1,252	1,077
Other current liabilities	25,327	19,576
Total current liabilities	434,216	345,538
Class B Units - related party	—	593,235
Deferred revenue and other contract liabilities, noncurrent	366,676	254,481
Derivative liabilities, noncurrent	2,205	4,343
Derivative warrant liabilities	35,069	—
Operating lease liabilities, noncurrent	7,190	7,826
Total liabilities	845,356	1,205,423
Commitments and Contingencies	—	—
Stockholders’ deficit / members’ deficit:
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 25,152,469 shares issued and outstanding at September 30, 2021	2	—
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 291,092,303 shares issued and outstanding at September 30, 2021	29	—

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021	—	—
Additional paid-in capital	96,344	—
Class A members’ units, 0 and 547,466 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	(914,728)
Accumulated other comprehensive loss	(49)	(17)
Accumulated deficit	(154,687)	—
Total stockholders’ deficit / members’ deficit attributable to MarketWise, Inc.	(58,361)	(914,745)
Noncontrolling interest	(383,566)	(5,865)
Total stockholders’ deficit / members’ deficit	(441,927)	(920,610)
Total liabilities, noncontrolling interest, and stockholders’ deficit / members’ deficit	$403,429	$284,813
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$140,422	$97,118	$401,647	$254,857
Related party revenue	245	1,041	864	2,479
Total net revenue	140,667	98,159	402,511	257,336
Operating expenses:
Cost of revenue (1) (2)	62,024	26,749	221,662	68,907
Sales and marketing (1) (2)	82,558	56,914	231,269	146,487
General and administrative (1) (2)	356,286	79,885	928,376	200,836
Research and development (2)	2,137	1,255	5,842	3,472
Depreciation and amortization	629	639	2,076	1,912
Related party expense	10,097	34	10,144	66
Total operating expenses	513,731	165,476	1,399,369	421,680
Loss from operations	(373,064)	(67,317)	(996,858)	(164,344)
Other income (expense), net	9,859	(993)	10,162	(1,856)
Interest income, net	5	17	17	489
Loss before income taxes	(363,200)	(68,293)	(986,679)	(165,711)
Income tax expense	3,085	—	3,085	—
Net loss	(366,285)	(68,293)	(989,764)	(165,711)
Net income (loss) attributable to noncontrolling interests	33,248	(694)	32,117	(1,566)
Net loss attributable to MarketWise, Inc.	$(399,533)	$(67,599)	$(1,021,881)	$(164,145)

Earnings per share - for the period from July 22, 2021 through September 30, 2021:

Net income per Class A common share - basic and diluted				$0.39

Weighted average shares outstanding, basic and diluted				24,963

As a result of the Transactions, the capital structure has changed and earnings per share information is only presented for the period after the date of the Transactions. See Note 10.

(1) Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows (see Note 9):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Vested Class B units and change in fair value of Class B liability awards	$292,580	$66,210	$934,993	$127,264
Profits distributions to Class B unitholders	117,342	7,241	123,449	45,311
Total Class B stock-based compensation expense	409,922	73,451	1,058,442	172,575
2021 Incentive Award Plan stock-based compensation expense	2,643	—	2,643	—
Total stock-based compensation expense	$412,565	$73,451	$1,061,085	$172,575

(2) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(366,285)	$(68,293)	$(989,764)	$(165,711)
Other comprehensive loss:
Cumulative translation adjustment	(40)	(57)	(141)	(30)
Total comprehensive loss	$(366,325)	$(68,350)	$(989,905)	$(165,741)
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	605,352	$(262,293)	—	$—	—	$—	—	$—	$—	$—	$(3)	$(262,296)	$(5,768)	$(268,064)
Class A units transferred to Class B	(57,886)	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	27	27	—	27
Acquisition of noncontrolling interest - TradeSmith	—	(12,295)	—	—	—	—	—	—	—	—	—	(12,295)	3,131	(9,164)
Distributions	—	(66,145)	—	—	—	—	—	—	—	—	—	(66,145)	(423)	(66,568)
Net loss	—	(96,546)	—	—	—	—	—	—	—	—	—	(96,546)	(872)	(97,418)
Balance at June 30, 2020	547,466	(437,279)	—	—	—	—	—	—	—	—	24	(437,255)	(3,932)	(441,187)

Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(57)	(57)	—	(57)
Distributions	—	(11,819)	—	—	—	—	—	—	—	—	—	(11,819)	(87)	(11,906)
Net loss	—	(67,599)	—	—	—	—	—	—	—	—	—	(67,599)	(694)	(68,293)
Balance at September 30, 2020	547,466	$(516,697)	—	$—	—	$—	—	$—	$—	$—	$(33)	$(516,730)	$(4,713)	$(521,443)

Balance at January 1, 2021	547,466	$(914,728)	—	$—	—	$—	—	$—	$—	$—	$(17)	$(914,745)	$(5,865)	$(920,610)
Class A units transferred to Class B	(18,947)		—	—	—	—	—	—	—	—	—	—		—
Acquisition of Chaikin	—	—	—	—	—	—	—	—	—	—	—	—	810	810
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(101)	(101)		(101)
Distributions	—	(15,098)	—	—	—	—	—	—	—	—	—	(15,098)	(831)	(15,929)
Net loss	—	(622,348)	—	—	—	—	—	—	—	—	—	(622,348)	(1,131)	(623,479)
Balance at June 30, 2021	528,519	(1,552,174)	—	—	—	—	—	—	—	—	(118)	(1,552,292)	(7,017)	(1,559,309)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Activity prior to the Transactions:
Distributions related to the recapitalization	—	(120,353)	—	—	—	—	—	—	—	—	—	(120,353)	—	(120,353)
Net (loss) income, July 1, 2021 through July 21, 2021	—	(409,213)	—	—	—	—	—	—	—	—	—	(409,213)	81	(409,132)
Effects of the Transactions:
Net proceeds	—	—	—	—	—	—	—	—	113,291	—	—	113,291	—	113,291
Reclassification of Class B Units from liability to equity on July 21, 2021 (date of the Transactions)	—	—	—	—	—	—	—	—	1,528,228	—	—	1,528,228	—	1,528,228
Reverse capitalization on July 21, 2021	(528,519)	2,081,740	—	—	—	—	—	—	—	(164,367)	—	1,917,373	(1,917,373)	—
Issuance of Common Stock - Class A and Class B	—	—	24,952,096	2	291,092,303	29	—	—	(31)	—	—	—	—	—
Establishment of derivative warrant liabilities	—	—	—	—	—	—	—	—	(45,021)	—	—	(45,021)	—	(45,021)
Establishment of deferred taxes	—	—	—	—	—	—	—	—	10,056	—	—	10,056	—	10,056
Establishment of noncontrolling interest	—	—	—	—	—	—	—	—	(1,511,911)	—	109	(1,511,802)	1,511,802	—
Activity subsequent to the Transactions:
Equity-based compensation	—	—	200,373	—	—	—	—	—	1,732	—	—	1,732	—	1,732
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,226)	(4,226)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(40)	(40)	—	(40)
Net income, July 22, 2021 through September 30, 2021 (see note below)	—	—	—	—	—	—	—	—	—	9,680	—	9,680	33,167	42,847
Balance at September 30, 2021	—	$—	25,152,469	$2	291,092,303	$29	—	$—	$96,344	$(154,687)	$(49)	$(58,361)	$(383,566)	$(441,927)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

Note: The Transactions occurred on July 21, 2021. As a result, net income (loss) for the three months ended September 30, 2021 was attributed to the pre-Transaction period from July 1, 2021 through July 21, 2021 and to the post-Transaction period from July 22, 2021 through September 30, 2021. During the pre-Transaction period, net income (loss) was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests. During the post-Transaction period, net income was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. Following the Transactions, MarketWise, Inc.’s ownership percentage in MarketWise, LLC’s controlling and noncontrolling interests was 7.9% and 92.1%, respectively. For the post-Transaction period, net income attributable to controlling interests included a $9.9 million gain on derivative warrant liabilities and a $3.1 million tax provision, both of which are 100% attributable to the controlling interest.

	Controlling interests	Noncontrolling interests	Total
Net income (loss) of MarketWise, LLC attributed to the pre-Transaction period from July 1, 2021 through July 21, 2021	$(409,213)	$81	$(409,132)
Net income of MarketWise, Inc. attributed to the post-Transaction period from July 22, 2021 through September 30, 2021	9,680	33,167	42,847
Total net income (loss) for the three months ended September 30, 2021	$(399,533)	$33,248	$(366,285)
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(989,764)	$(165,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,076	1,912
Stock-based compensation	208,646	13,398
Change in fair value of derivative liabilities – Class B Units	728,079	113,866
Change in fair value of derivative liabilities – other	(11,543)	1,874
Deferred taxes	3,085	—
Unrealized losses on foreign currency	(62)	13
Noncash lease expense	1,375	2,106
Gain on sale of cryptocurrencies	(105)	—
Changes in operating assets and liabilities:
Accounts receivable	5,581	(456)
Related party receivables and payables, net	(906)	(5,010)
Prepaid expenses	(4,396)	(2,552)
Other current assets and other assets	26	(838)
Cryptocurrency intangible assets	109	31
Deferred contract acquisition costs	(82,050)	(37,185)
Trade and other payables	(7,667)	(960)
Accrued expenses	31,005	17,950
Deferred revenue	170,239	128,036
Operating lease liabilities	(859)	(1,865)
Other current and long-term liabilities	5,751	8,375
Net cash provided by operating activities	58,620	72,984
Cash flows from investing activities:
Cash paid for Chaikin acquisition, net of cash acquired	(7,139)	—
Acquisition of non-controlling interests, including transaction costs	—	(9,164)
Purchases of property and equipment	(73)	(229)
Purchases of intangible assets	(890)	(195)
Capitalized software development costs	(100)	—
Net cash used in investing activities	(8,202)	(9,588)
Cash flows from financing activities:
Principal payments on long-term debt – related party	—	(5,390)
Net proceeds from the Transactions	113,291	—
Issuance of related party notes receivable	(8)	(1,437)
Proceeds from related party notes receivable	—	5,446
Distributions to members	(135,451)	(77,964)
Distributions to noncontrolling interests	(5,057)	(510)
Net cash used in financing activities	(27,225)	(79,855)
Effect of exchange rate changes on cash	(32)	(32)
Net increase in cash, cash equivalents and restricted cash	23,161	(16,491)
Cash, cash equivalents and restricted cash — beginning of period	114,927	172,084
Cash, cash equivalents and restricted cash — end of period	$138,088	$155,593
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

1.Organization
Description of Business and Basis of Presentation
MarketWise Inc, and its predecessor for accounting purposes, MarketWise, LLC (formerly Beacon Street Group, LLC) are collectively referred to herein as “MarketWise,” “the Company,” “we,” “us,” or “our”. The Company provides independent investment research for investors around the world. We believe we are a leading content and technology multi-brand platform for self-directed investors. We offer a comprehensive portfolio of high-quality, independent investment research, as well as several software and analytical tools, on a subscription basis.
While our headquarters are in Baltimore, Maryland, we operate multiple subsidiaries in the United States. We also have operations in China and Singapore.
Reverse Recapitalization with Ascendant Digital Acquisition Corp.
On July 21, 2021, as contemplated by the Business Combination Agreement, dated as of March 1, 2021, by and among Ascendant Digital Acquisition Corp. (“ADAC”), MarketWise, LLC, all of the members of MarketWise, LLC (the “MarketWise Members”), and Shareholder Representative Services LLC, (as amended, the “Transaction Agreement”), ADAC was domesticated and continues as a Delaware corporation, changing its name to “MarketWise, Inc.”
As a result of, and upon the effective time thereof, among other things, (1) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of ADAC (the “ADAC Class A ordinary shares”) automatically converted, on a one-for-one basis, into a share of Class A common stock, par value $0.0001 per share, of MarketWise, Inc. (the “Class A common stock”); (2) each of the then issued and outstanding redeemable warrants of ADAC automatically converted into a redeemable warrant to acquire one share of Class A common stock (the “warrants”); and (3) each of the then issued and outstanding units of ADAC that had not been previously separated into the underlying ADAC Class A ordinary shares and underlying warrants upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of Class A common stock and one-half of one warrant. No fractional warrants were issued upon such separation.
On July 21, 2021, as contemplated by the Transaction Agreement, MarketWise, Inc. and MarketWise, LLC consummated the business combination contemplated by the Transaction Agreement whereby (i) MarketWise, LLC restructured its capitalization, appointed MarketWise, Inc. as its managing member, and issued to MarketWise, Inc. 28,003,096 common units of MarketWise, LLC (the “MarketWise Units”), and 30,979,993 warrants to purchase MarketWise Units and (ii) MarketWise, Inc. issued 291,092,303 shares of Class B common stock, par value $0.0001 per share, of MarketWise, Inc. (the “Class B common stock” and, together with the Class A common stock, the “common stock”) to the MarketWise Members.
As previously announced, on March 1, 2021, concurrently with the execution of the Transaction Agreement, ADAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) who subscribed for 15,000,000 shares of Class A common stock at $10.00 per share for an aggregate commitment amount of $150,000 (the “PIPE Investment” and, together with the other transactions described above and all transactions contemplated by or pursuant to the Transaction Agreement, the “Transactions”). The PIPE Investment was consummated on July 21, 2021 substantially concurrently with the closing of the other Transactions.
Immediately after giving effect to the Transactions, there were 28,003,096 shares of Class A common stock (including 3,051,000 Sponsor Earn Out Shares (as defined and discussed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 28, 2021) the “Original Report”), 291,092,303 shares of Class B common stock, and 30,979,993 warrants outstanding (including 10,280,000 Private Placement Warrants (as defined in the Original Report)). Upon the consummation of the Transactions, ADAC’s ordinary shares, warrants, and units ceased trading on The New York Stock Exchange, and MarketWise, Inc.’s Class A common stock and warrants began trading on the Nasdaq under the symbols “MKTW” and “MKTW W,” respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Immediately after giving effect to the Transactions, (1) ADAC’s public shareholders owned approximately 0.1% of the outstanding MarketWise, Inc. common stock, (2) the MarketWise Members owned approximately 91.2% of the outstanding MarketWise, Inc. common stock, (3) Ascendant Sponsor LP, a Cayman Islands exempted limited partnership and related parties (the “Sponsor”) collectively owned approximately 3.2% of the outstanding MarketWise, Inc. common stock (including 3,051,000 Sponsor Earn Out Shares), and (4) the PIPE Investors owned approximately 4.7% of the outstanding MarketWise, Inc. common stock.
The Transaction was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under the guidance in Accounting Standards Codifications (“ASC”) Topic 805, MarketWise, LLC is treated as the “acquirer” for financial reporting purposes. As such, MarketWise, LLC is deemed the accounting predecessor of the combined business and MarketWise, Inc. the successor registrant for SEC purposes, meaning that MarketWise, LLC’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The reverse recapitalization was treated as the equivalent of MarketWise, LLC issuing stock for the net assets of ADAC, accompanied by a recapitalization.
As part of the recapitalization Transactions, we recorded net cash proceeds from the Transactions of $113.3 million in equity. This cash amount includes: (1) the reclassification of ADAC’s Trust Account of $414.3 million to cash and cash equivalents that became available at the time of the Transactions; (2) proceeds of $150.0 million from the issuance and sale of MarketWise Class A common stock in the PIPE investment; (3) payment of $48.8 million in non-recurring transaction costs; (4) settlement of $14.5 million in deferred underwriters’ discount; and (5) the payment of $387.7 million to redeeming shareholders of ADAC. We also recorded (1) $45.0 million in equity related to the establishment of the initial value of the warrants; and (2) $10.1 million in equity related to the establishment of the initial value of deferred taxes.

2.Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of MarketWise and its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying statements of operations include expenses for certain functions historically performed by a related party, including general corporate services, such as legal, accounting, treasury, information technology, human resources and administration. These expenses are based primarily on direct usage when identifiable, direct capital expenditures or other relevant allocations during the respective periods. We believe the assumptions underlying the accompanying consolidated financial statements, including the assumptions regarding these expenses from this related party, are reasonable. Actual results may differ from these expenses, assumptions and estimates. The amounts recorded in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had we been a separate independent entity.
Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2020 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2021, the results of operations, comprehensive income (loss), stockholders’ deficit / members’ deficit, and cash flows for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
and 2020 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements for the year ended December 31, 2020 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common units, derivatives, warrants, valuation of assets acquired and liabilities assumed in business combinations, useful lives of intangible assets with definite lives, benefit period of deferred contract acquisition costs, determination of standalone selling prices, estimated life of lifetime customers, recoverability of goodwill and long-lived assets, valuation allowances on deferred tax assets, the incremental borrowing rates to calculate lease liabilities and right-of-use (“ROU”) assets and certain accruals. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Emerging Growth Company
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Segment Information
Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by our chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. Our Chief Executive Officer serves as the CODM.
Based on the financial information presented to and reviewed by our CODM in assessing our performance and for the purposes of allocating resources, we have determined our operating subsidiaries represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reporting segment for financial statement purposes. Accordingly, we have a single reportable segment.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Long-lived assets outside the United States were immaterial as of September 30, 2021 and December 31, 2020.
Derivative Financial Instruments
From time to time, we utilize instruments which may contain embedded derivative instruments as part of our overall strategy to compensate and retain key employees and independent contractors (see Derivative Financial Instruments note below for additional information). Our derivative instruments are recorded at fair value on the consolidated balance sheets. Our derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included within cash flows from operating activities. Upfront cash payments received upon the issuance of derivative instruments are included within cash flows from financing activities within the consolidated statements of cash flows.
Stock-Based Compensation
Stock-based compensation expenses are included in cost of revenue, sales and marketing, and general and administrative expenses in a manner consistent with the employee’s salary and benefits in the consolidated statements of operations.
2021 Incentive Award Plan
On July 21, 2021, the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) became effective. MarketWise has reserved a total of 32,045,000 shares of MarketWise Class A common stock for issuance pursuant to the 2021 Incentive Award Plan and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Award Plan is 32,045,000, in each case, subject to certain adjustments set forth therein. See also Note 9, Stock-Based Compensation.
The 2021 Incentive Award Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs; restricted stock; restricted stock units, or RSUs; stock appreciation rights, or SARs; and other stock or cash-based awards.
Equity-based compensation with service conditions made to employees is measured based on the grant date fair value of the awards and recognized as compensation expense over the period during which the recipient is required to perform services in exchange for the award (the requisite service period). We have elected to use a straight-line attribution method for recognizing compensation costs relating to awards that have service conditions only. Forfeitures are recorded as they occur.
Class B Units
As more fully described above, we completed our Transactions in July 2021, and all Class B Units fully vested as of the transaction date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the Common Units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense.
Prior to the Transactions, under the old operating agreement, and as part of our compensation and retention strategy, we granted incentive compensation units (“Class B Units”) to certain key employees, which are profit interests for United States federal income tax purposes. The Class B Units were accounted for as a substantive class of equity and allowed the recipient to realize value only to the extent that the value of the award appreciated.
The Class B Units contained service-based vesting conditions and had different vesting terms depending upon the employee which ranged from vesting immediately to eight years; vesting was accelerated upon the completion of the Transactions. Compensation cost was recognized on a straight-line basis over the requisite service period until vesting for the entire award, but at least equaled the number of vested units determined by the underlying vesting schedule. Forfeitures were accounted for in the period in which they occur.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The Class B Units were subject to a put and call option whereby we could elect to redeem or be required to redeem these units at a value determined by a predefined formula based on a multiplier of our net income as defined by management. Employees may not exercise the put option until 25 months have elapsed from the issuance date. Since the redemption price is not representative of fair value, the employees are not considered to be subject to the risks and rewards of share ownership, and the Class B Units were classified as liabilities in the accompanying consolidated balance sheet. Prior to the completion of the Transactions, the liability for Class B units was remeasured to fair value at the end of each reporting period.
Since Class B Units were classified as liabilities, all cash distributions made to the unitholders of the Class B Units pursuant to our operating agreement were considered to be stock-based compensation expenses. Upon consummation of the Transactions, the old operating agreement was terminated and a new operating agreement was adopted. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the Common Units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense.
Fair Value Measurement
Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active;
Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying amount of our financial instruments, including accounts receivable, trade and other payables, accrued expenses and related party receivables and payables, approximate their respective fair values because of their short maturities. The fair value of stock-based compensation liabilities for Class B Units, the derivatives liabilities associated with our deferred compensation arrangements, and the derivative warrant liabilities were determined using unobservable Level 3 inputs. We have not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.
Warrant Liability
Warrants are accounted for as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of September 30, 2021, all of our warrants are classified as liabilities.
Income Taxes

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Prior to the Transactions, we were a pass-through entity for income tax purposes. Subsequent to the Transactions, the portion of earnings allocable to MarketWise, Inc. is subject to corporate level tax rates at the federal, state and local levels. Therefore, the amount of income taxes recorded prior to the Transaction are not representative of the expenses expected in the future.
The computation of the effective tax rate and provision at each interim period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income that is subject to tax, permanent differences between our GAAP earnings and taxable income, and the likelihood of recovering deferred tax assets existing as of the balance sheet date. The estimates used to compute the provision for income taxes may change throughout the year as new events occur, additional information is obtained or as tax laws and regulations change. Accordingly, the effective tax rate for future interim periods may vary materially.
We account for income taxes pursuant to the asset and liability method which requires us to recognize current tax liabilities or receivables for the amount of taxes we estimate are payable or refundable for the current year, deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.
The benefit of tax positions taken or expected to be taken in our income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents a potential future obligation to the taxing authority for a tax position that was not recognized. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable and are recognized as general and administrative expenses.
Tax Receivable Agreement Obligation
In connection with the Transactions, concurrently with the Closing, we have entered into Tax Receivable Agreements (“TRA”) with owners of MarketWise, LLC prior to the Transactions (the “TRA Parties”). The TRAs generally provide for the payment by us to the TRA Parties of 85% of the cash tax benefits, if any, that we are deemed to realize as a result of tax basis adjustments as a result of sales and exchanges of units of MarketWise, LLC in connection with, or following the Transactions, and certain distributions with respect to units. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to us and, therefore, may reduce the amount of U.S. federal, state and local tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A Common Stock and certain distributions with respect to Class A LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRAs, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits. The payments that we may make under the TRAs are expected to be substantial.
We account for the effects of these increases in tax basis and associated payments under the TRAs if and when exchanges occur as follows:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
a.recognizes a contingent liability for the TRA obligation when it is deemed probable and estimable, with a corresponding adjustment to additional paid-in-capital, based on the estimate of the aggregate amount that MarketWise, Inc. will pay;
b.records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange;
c.to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we reduce the deferred tax asset with a valuation allowance; and,
d.The effects of changes in any of the estimates and subsequent changes in the enacted tax rates after the initial recognition will be included in our net income.
As of September 30, 2021, there has been no exchange of MarketWise, LLC units and therefore no TRA liability has been recognized.
Earnout Shares
Pursuant to the Transaction Agreement, at the closing of the Transactions, we placed 3,051,000 shares of MarketWise, Inc. Class A Common Stock into escrow to be released to the Sponsor if certain conditions are met. In addition, certain management members of the Company will be allocated from time to time up to 2,000,000 shares of Class A Common Stock in aggregate, with shares to be placed in escrow upon allocation, and released at any time during a four-year period following closing of the Transaction, if certain conditions are met. The sponsor and management earnout shares will be released as follows: 1) 50% when the volume weighted average price (the “VWAP) of Class A Common Stock is greater than or equal to $12.00 for a period of at 20 trading days within a consecutive 30-trading-day period, or based on the per share equity value in a transaction in which our shareholders sell their shares; and 2) 50% when the volume weighted average price (the “VWAP) of Class A Common Stock is greater than or equal to $14.00 for a period of at 20 trading days within a consecutive 30-trading-day period, or based on the per share equity value in a transaction in which our shareholders sell their shares.
The sponsor and management earnout shares are classified as equity transactions at initial issuance and at settlement when the release conditions are met. Until the shares are issued and released, the earnout shares are not included in shares outstanding. The earnout shares are not considered stock-based compensation. As of the transaction date, the sponsor and management earnout shares had a fair value of $26.0 million.
Noncontrolling Interest
Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company.
The Transactions occurred on July 21, 2021. As a result, net income (loss) for the three months ended September 30, 2021 was attributed to the pre-Transaction period from July 1, 2021 through July 21, 2021 and to the post-Transaction period from July 22, 2021 through September 30, 2021. During the pre-Transaction period, net income (loss) was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests. During the post-Transaction period, net income was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. Following the Transactions, MarketWise, Inc.’s ownership percentage in MarketWise, LLC’s controlling and noncontrolling interests was 7.9% and 92.1%, respectively. For the post-Transaction period, net income attributable to controlling interests included a $9.9 million gain on derivative warrant liabilities and a $3.1 million tax provision, both of which are 100% attributable to the controlling interest.
Earnings Per Share
Basic net income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding after the closing of the Transactions. Diluted net income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
stock equivalents and potentially dilutive share based compensation awards outstanding during the period after the closing of the Transactions.

3.Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30, 2021
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$139,831	$—	$—	$—	$139,831
Transferred at a point in time	—	423	245	168	836
Total	$139,831	$423	$245	$168	$140,667

	Three Months Ended September 30, 2020
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$95,763	$—	$—	$—	$95,763
Transferred at a point in time	—	437	1,041	918	2,396
Total	$95,763	$437	$1,041	$918	$98,159

	Nine Months Ended September 30, 2021
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$398,362	$—	$—	$—	$398,362
Transferred at a point in time	—	1,968	864	1,317	4,149
Total	$398,362	$1,968	$864	$1,317	$402,511

	Nine Months Ended September 30, 2020
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$251,685	$—	$—	$—	$251,685
Transferred at a point in time	—	1,443	2,479	1,729	5,651
Total	$251,685	$1,443	$2,479	$1,729	$257,336
Revenue recognition by subscription type was as follows:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lifetime subscriptions	$50,862	$35,005	$140,893	$97,093
Term subscriptions	88,970	60,759	257,470	154,593
Non-subscription revenue	835	2,395	4,148	5,650
Total	$140,667	$98,159	$402,511	$257,336
Revenue for the Lifetime and Term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue.
Net revenue by principal geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$139,998	$97,369	$400,871	$255,142
International	669	790	1,640	2,194
Total	$140,667	$98,159	$402,511	$257,336
Revenue by location is determined by the billing entity for the customer.
Contract Balances
The timing of revenue recognition, billings, cash collections and refunds affects the recognition of accounts receivable, contract assets and deferred revenue. Our current deferred revenue balance in the consolidated balance sheets includes an obligation for refunds for contracts where the provision for refund has not lapsed. Accounts receivable, deferred revenue and obligation for refunds are as follows:

	As of
	September 30, 2021	December 31, 2020
Contract balances
Accounts receivable	$6,817	$12,398
Obligations for refunds	$5,403	$3,448
Deferred revenue – current	$332,783	$274,819
Deferred revenue – non-current	$366,676	$254,481
We recognized $63,960 and $43,107 of revenue during the three months ended September 30, 2021 and 2020, and $240,638 and $156,084 during the nine months ended September 30, 2021 and 2020, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $6,817 and $12,398 as of September 30, 2021 and December 31, 2020, respectively, related to the timing of cash settlement with credit card processors.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2021	$107,236
Royalties and sales commissions – additions	55,502
Revenue share and cost per acquisition fees – additions	77,437
Amortization of capitalized costs	(50,889)
Balance at September 30, 2021	$189,286

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three and nine months ended September 30, 2021 and 2020.
Remaining Performance Obligations
As of September 30, 2021, the Company had $704,862 of remaining performance obligations presented as deferred revenue in the consolidated balance sheets. We expect to recognize approximately 47% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.Acquisitions
Chaikin
On January 21, 2021, we acquired 90% ownership of Chaikin Holdings LLC (“Chaikin”) a provider of analytical tools and software for investors, for cash of $7,139, net of cash acquired. We acquired Chaikin to expand our product offerings and our customer base. The Chaikin acquisition was accounted for using the acquisition method of accounting for business combinations. The purchase price allocation is preliminary pending completion of valuations of certain acquired assets and liabilities. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Cash	$151
Other current assets	152
Customer relationships	3,664
Tradenames	657
Software	247
Goodwill	5,237
Other noncurrent assets	443
Total assets acquired	10,551
Liabilities assumed	(2,451)
Net assets acquired	$8,100

Cash consideration	$7,290
Noncontrolling interest	810
Total consideration	$8,100
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition is largely attributable to synergies which we expect to achieve from cross-marketing and providing complementary products to our existing and acquired customers, and is expected to be fully deductible for tax purposes. The acquired intangible assets of Chaikin are amortized over their estimated useful lives. Accordingly, the trade name will be amortized over 8.5 years and customer relationships will be amortized over 6 years. Amortization for the acquired intangible assets was $115 and $477 for the three and nine months ended September 30, 2021, respectively.
TradeSmith
On January 5, 2020, we acquired the noncontrolling interest of 25% in an affiliate, TradeSmith, to obtain 100% ownership for $9,164, including transaction costs. We incurred transaction costs of $164 during the nine months ended September 30, 2021 and elected to record these costs as a reduction in equity.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
5.Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amounts of goodwill are as follows:

Balance at January 1, 2021	$18,101
Acquisition of Chaikin	5,237
Balance at September 30, 2021	$23,338
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	September 30, 2021
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,369	$(7,799)	$4,570	4.6
Tradenames	3,578	(1,739)	$1,839	5.5
Capitalized software development costs	2,842	(1,240)	1,602	3.1
Finite-lived intangible assets, net	18,789	(10,778)	8,011

Indefinite-lived intangible assets:
Cryptocurrencies	—	—	—
Internet domain names	1,085	—	1,085
Indefinite-lived intangible assets, net	1,085	—	1,085
Intangible assets, net	$19,874	$(10,778)	$9,096

	December 31, 2020
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$8,705	$(6,675)	$2,030	2.7
Tradenames	2,921	(1,433)	1,488	4.9
Capitalized software development costs	2,495	(934)	1,561	3.8
Finite-lived intangible assets, net	14,121	(9,042)	5,079

Indefinite-lived intangible assets:
Cryptocurrencies	4	—	4
Internet domain names	195	—	195
Indefinite-lived intangible assets, net	199	—	199
Intangible assets, net	$14,320	$(9,042)	$5,278
We recorded amortization expense related to finite-lived intangible assets of $513 and $529 for the three months ended September 30, 2021 and 2020, and $1,736 and $1,575 for the nine months ended September 30, 2021 and 2020, respectively, within depreciation and amortization in the accompanying consolidated statement of operations. These amounts include amortization of capitalized software development costs of $103 and $104 for the

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
three months ended September 30, 2021 and 2020, and $306 and $311 for the nine months ended September 30, 2021 and 2020, respectively.
We recorded additions to capitalized software development costs of $347 for the nine months ended September 30, 2021. This amount includes acquired software of $247.
As of September 30, 2021, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2021	$515
2022	2,116
2023	1,953
2024	1,460
2025	1,005
Thereafter	962
Finite-lived intangible assets, net	$8,011

6.Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	September 30, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$42,800	$—	$—	$42,800
Total assets	42,800	—	—	42,800
Liabilities:
Derivative liabilities, current	—	—	547	547
Derivative liabilities, noncurrent	—	—	2,205	2,205
Derivative warrant liabilities - Public Warrants	23,402	—	—	23,402
Derivative warrant liabilities - Private Placement Warrants	—	—	11,667	11,667
Total liabilities	$23,402	$—	$14,419	$37,821

	December 31, 2020
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$25,016	$—	$—	$25,016
Total assets	25,016	—	—	25,016
Liabilities:
Derivative liabilities, noncurrent	—	—	4,343	4,343
Class B Units - related party	—	—	593,235	593,235
Total liabilities	$—	$—	$597,578	$597,578
The level 3 liabilities that related to our Class B Units and certain employee and non-employee contracts with embedded derivatives, see Note 8, Derivative Financial Instruments and Note 9, Stock-Based Compensation.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
On the date of the Transactions, the fair value of the Public Warrants and the Private Placement Warrants was estimated using a Monte Carlo simulation model. The fair value of the Public Warrants was subsequently measured based on the listed market price of such warrants at the end of the reporting period. The fair value of the Private Placement Warrants was subsequently estimated using a Monte Carlo simulation model at the end of the reporting period. The Company estimates the fair value of the warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations.
The estimated fair value of the derivative warrant liabilities – Public Warrants is determined using Level 1 inputs. The estimated fair value of the derivative warrant liabilities – Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of
September 30, 2021
Stock price	$8.26
Exercise Price	$11.50
Expected life of the warrants to convert (years)	4.81
Volatility	27.80%
Risk-free rate	0.93%
The following table summarizes the change in fair value of the derivative liabilities during the nine months ended September 30, 2021 and 2020:

Balance at January 1, 2021	$597,578
Incremental Class B Units	206,914
Establishment of derivative warrant liabilities on July 21, 2021 (date of the Transactions)	45,021
Change in fair value of derivative instruments	(11,543)
Change in fair value of Class B Units	728,079
Reclassification of Class B Units from liability to equity on July 21, 2021 (date of the Transactions)	$(1,528,228)
Balance at September 30, 2021	$37,821

Balance at January 1, 2020	$119,307
Incremental Class B Units	13,398
Change in fair value of derivative instruments	1,874
Change in fair value of Class B Units	113,866
Balance at September 30, 2020	$248,445

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table summarizes the change in fair value of the Class B Units by income statement line item during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$24,028	$12,167	$136,417	$22,052
Sales and marketing	2,607	943	10,870	1,965
General and administrative	102,911	50,960	580,792	89,849
Total change in fair value of Class B Units	$129,546	$64,070	$728,079	$113,866
To derive the fair value of the Class B Units, we estimated the fair value of Class B Units using a valuation technique. For more information regarding the valuation of the Class B Units, see Note 9, Stock-Based Compensation.
As more fully described in Note 1, we completed our Transactions in July 2021, and all Class B Units fully vested as of the transaction date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the Common Units under the new operating agreement are treated as common equity and do not generate stock-based compensation expense. The Class B Units liability was reclassified to equity as of the transaction date.

7.Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	September 30, 2021	December 31, 2020
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,338	1,220
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,278	1,278
		3,576	3,458
Less: Accumulated depreciation and amortization		(2,381)	(2,041)
Total property and equipment, net		$1,195	$1,417
Depreciation and amortization expense for property and equipment was $116 and $111 for the three months ended September 30, 2021 and 2020, and $340 and $337 for the nine months ended September 30, 2021 and 2020, respectively.
Accrued Expenses
Accrued expenses consist of the following:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	As of
	September 30, 2021	December 31, 2020
Commission and variable compensation	$42,661	$17,271
Payroll and benefits	4,505	3,645
Other accrued expenses	16,151	11,218
Total accrued expenses	$63,317	$32,134

8.Derivative Financial Instruments
Prior to the closing of the Transactions, as part of our compensation and employee retention strategy, we entered into contracts with key employees and independent contractors which contain embedded derivatives. These contracts are intended to compensate the employees or independent contractors for services provided and retain their future services. These embedded derivative instruments are issued in the form of phantom interests in Net Income, as defined by our board of directors, that grant the holder value equal to a percentage of Net Income multiplied by a price multiple, or contain an option that granted appreciation rights upon exercise, and which become exercisable upon occurrence of an initial public offering. All derivative instruments are recorded at fair value as derivative liabilities on our consolidated balance sheets.
As of September 30, 2021, there are both Private Placement Warrants and public warrants outstanding; each of which is exercisable for one share of Class A common stock of MarketWise, Inc. Additionally, there are embedded derivative instruments outstanding. The following table presents information on the location and amounts of derivative instruments gains and losses:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement
Warrants	Other income, net	$9,952	$—	$9,952	$—
Phantom Interests in Net Income	Other income, net	—	(877)	—	(1,874)
Phantom Interests in Net Income	General and administrative	(250)	—	2,138	—
Option	General and administrative	115	—	(547)	—
Total		$9,817	$(877)	$11,543	$(1,874)
See Fair Value Measurements note for more information regarding the valuation of our derivative instruments.

9.Stock-Based Compensation
During the three and nine months ended September 30, 2021, we recorded stock-based compensation related to our 2021 Incentive Award Plan and our Class B Units. As more fully described in Note 1, we completed our Transactions in July 2021, and all Class B Units fully vested as of the transaction date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call options that existed under the previous

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
operating agreement, and the Common Units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense.
2021 Incentive Award Plan
On September 27, 2021, as a result of Board approval and the successful filing of a registration statement on Form S-8, we granted 500 Class A common stock of MarketWise, Inc. to all employees who were actively employed as of both March 2, 2021 and September 27, 2021. Total shares granted were 309,500 and we issued 200,373 shares after withholding for taxes. All shares immediately vested at the time of grant, resulting in compensation expense of $2,569.
On September 27, 2021, we granted certain employees restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) under our 2021 Incentive Award Plan.
Both RSUs and SARs are time based and vest ratably over four years, as specified in the individual grant notices. The RSUs granted in September 2021 entitle the recipients dividend equivalents which are subject to the same vesting terms and accumulate during the vesting period. Upon vesting, the RSU holder will be issued the Company’s Class A common stock. The SARs will be settled in the Company’s Class A common stock upon exercise. The shares to be issued upon exercise will have a total market value equal to the SAR value calculated as (x) number of shares underlying SAR, multiplied by (y) any excess of the Company’s share value on the date of exercise over the exercise price set in each individual grant notice.
The fair value of RSU is the same as the Company’s share price on the date of grant. The fair value of the SARs was determined using a Black-Scholes model using the following assumptions:

As of
September 30, 2021
Volatility	50.0%
Stock price	$8.30
Strike price	$8.30
Expected life of the options to convert (years)	6.25
Risk-free rate	1.20%
Dividend yield	0.0%
The activities of the RSUs and SARs are summarized as follows, including granted, exercised and forfeited from September 27, 2021, the date of the initial establishment of the new incentive plan and grants to September 30, 2021.

	Fully Vested Shares	RSUs	SARs
Outstanding at January 1, 2021	—	—	—
Granted	309,500	2,334,490	1,935,131
Exercised or vested	(309,500)	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding at September 30, 2021	—	2,334,490	1,935,131
The stock compensation expense related to the new RSU and SAR grants was $74 for the three and nine months ending September 30, 2021. The weighted average grant-date fair value of the respective share classes are as follows:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

As of
September 30, 2021
Fully vested shares	$8.30
RSUs	$8.30
SARs	$4.05
As of September 30, 2021, none of the SARs were exercisable and they have a remaining contractual term of ten years.
Class B Units
We recognized stock-based compensation expenses of $409,922 and $73,451 for the three months ended September 30, 2021 and 2020, and $1,058,442 and $172,575 for the nine months ended September 30, 2021 and 2020, respectively. These amounts include profits distributions to Class B unitholders of $117,342 and $7,241 for the three months ended September 30, 2021 and 2020, and $123,449 and $45,311 for the nine months ended September 30, 2021 and 2020, respectively. The amount of stock-based compensation expense related to the Class B Units included in each of the line items in the accompanying consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$45,618	$13,717	$170,536	31,943
Sales and marketing	31,507	943	46,417	3,168
General and administrative	332,797	58,791	841,489	137,464
Total stock based-compensation expense	$409,922	$73,451	$1,058,442	$172,575
The following is a rollforward of Class B Units activity for the nine months ended September 30, 2021:

Unvested at January 1, 2021	75,044
Granted	17,690
Vested	(92,734)
Unvested at September 30, 2021	—
Immediately prior to the closing of the Transactions, there were 589,465 Class B units of MarketWise, LLC outstanding. All Class B units were converted into 152,822,842 Common Units of MarketWise, LLC and became immediately vested, resulting in an incremental stock-based compensation expense of $292,580.
The weighted-average grant-date fair value of Class B Units granted was $2,195.16 and $178.69 per unit during the nine months ended September 30, 2021 and 2020, respectively.
Because the Class B Units were not publicly traded, we estimated the fair value of its Class B Units in each reporting period. The fair values of Class B Units were estimated by the board of managers based on our equity value. The board of managers considered, among other things, contemporaneous valuations of our equity value prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
For the three and nine months ended September 30, 2020, the fair value of the Class B Units was estimated using an option pricing model to allocate the equity value of the Company to the Class B Units based on their distribution rights. To derive the fair value of the Class B Unit liability, a two-step valuation approach was used. First the equity value of the Company was estimated. The Company considers asset, market, and income-based approaches. The Company determined that an income-based approach presented the best indication of value. As such, the Company relied upon a discounted cash flow approach using a five-year discrete projection period,

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
discounting expected future cash flows back to that date. This calculated equity value was then allocated to the common units held by various stockholders using an option pricing model.
At the date of the Transactions on July 21, 2021, the $10 market value per share was used.
For the three and six months ended June 30, 2021, the fair value of the Class B Units was estimated using a probability-weighted expected return method. This method considered two scenarios: one based on a market approach according to a proposed acquisition of the Company and allocated through a liquidation waterfall, and the other based on the Company continuing as a private entity according to a discounted cash flow analysis, and allocated using an option pricing model. The results of these two methods were weighted to derive the fair value of the Class B Units as of March 31, 2021 and June 30, 2021.
The discounted cash flow method estimates the equity value of the Company by projecting the Company’s net cash flows into the future and discounting these net cash flows to present value by applying a discount rate. Key inputs for this valuation include the Company’s projected cash flows and discount rate. Changes to these inputs could have a material impact on the accompanying consolidated financial statements.
The option pricing model allocates the equity value to each class of common units by preparing a breakpoint analysis to determine which securities would receive value at each threshold of a hypothetical liquidation. Then applying a Black-Scholes option pricing analysis to determine the incremental value of each respective breakpoint and allocating that value to each participating security based on its pro-rata ownership in the breakpoint. Key inputs for this valuation include the equity value of the Company, risk-free rate, allocation thresholds, and stock volatility.
The Company considered several objective and subjective factors to determine the best estimate of the fair value of the Class B Units, including:
▪the Company’s historical and expected operating and financial performance;
▪current business conditions;
▪indications of value from external investors and their proposed value for the business;
▪the Company’s stage of development and business strategy;
▪macroeconomic conditions;
▪the Company’s weighted average cost of capital;
▪risk-free rates of return;
▪the volatility of comparable publicly traded peer companies; and
▪the lack of an active public market for the Company’s equity units.
See also Note 2, Stock Based Compensation.

10. Earnings Per Share
On July 21, 2021, we completed the Transactions pursuant to the Transaction Agreement which materially impacted the number of shares outstanding. We analyzed the calculation of earnings per share for periods prior to the Transactions, and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements, as our capital structure completely changed as a result of the Transactions. Therefore, earnings per share information has not been presented for periods prior to the Transactions.
Weighted average shares outstanding in the table below have not been retroactively restated to give effect to the reverse recapitalization for periods prior to the date of the Transactions. See Note 1 – Description of Organization

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
and Reverse Recapitalization with Ascendant Digital Acquisition Corp. for more information regarding the Transactions.
The following table sets forth the computation of basic and diluted earnings per share for the period from July 22, 2021 through September 30, 2021:

Numerator:
Net income for the period from July 22, 2021 through September 30, 2021	$42,847
Less: Net income attributable to noncontrolling interests for the period from July 22, 2021 through September 30, 2021	33,167
Net income for the period from July 22, 2021 through September 30, 2021 attributable to common shareholders, basic and dilutive	$9,680

Denominator:
Weighted average shares outstanding, basic and diluted (in thousands)	$24,963

Net income per share attributable to common shares, basic and diluted	$0.39
The Company’s potentially dilutive securities and their impact on the computation of earnings per share is as follows:
•Public and Private Placement Warrants: the public and Private Placement Warrants are "out of the money" for the period from July 22, 2021 through September 30, 2021, therefore, net income per share excludes any impact of the 20,699,993 public warrants and 10,280,000 Private Placement Warrants.
•Sponsor and MarketWise Management Member Earnout shares: the 3,051,000 Sponsor Earn Out shares held in escrow are excluded from the earnings per share computation since the earnout contingency has not been met. The 2,000,000 MarketWise Management Member Earn Out shares (as defined and discussed in the Original Report) held in escrow are excluded from the earnings per share computation since the earnout contingency has not been met.
•Restricted stock units: The earnings per share calculation excludes the impact of RSUs since no units were vested as of September 30, 2021.

11.Income Taxes
We are subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of MarketWise, LLC, as well as any stand-alone income or loss we generate. MarketWise, LLC is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, MarketWise, LLC’s taxable income or loss is passed through to its members, including us.
The effective income tax rates for the three and nine months ended September 30, 2021 were (0.8)% and (0.3)%, respectively. We did not record any income taxes for the three and nine months ended September 30, 2020 as we were a pass-through entity for tax purposes prior to the closing of the Transactions. Our effective tax rate in 2021 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
As a result of the reverse capitalization, we recorded a deferred tax asset resulting from the outside basis difference in our interest in MarketWise, LLC, a portion of which related to net assets with tax basis that is ordinary in nature and a portion of which related to the residual outside basis that is capital in nature.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The residual outside basis that is capital in nature would only be recognized upon disposition of our interest in MarketWise, LLC, for which there are no foreseeable plans. The residual outside basis difference would also only offset with a capital gain, which is not expected to arise for the Company. Therefore, a valuation allowance in the amount of $28,947 was recorded, as we determined that it was more likely than not that this portion of the deferred tax asset will not be realized.
As part of the reverse capitalization, we are now a taxable corporation, subject to federal and state income taxes. We entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of MarketWise, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. There was no exchange of MarketWise, LLC units as part of the Transactions and there has been no exchange since the closing; therefore, we have not recorded a liability under the TRAs as of September 30, 2021.
As of September 30, 2021, we had no unrecognized tax positions and believe there will be no changes to uncertain tax positions within the next 12 months.

12.Related Party Transactions
In July 2021, the Company’s board approved and made a discretionary, one-time, lifetime-award, non-employee bonus payment of $10.0 million to the Company’s founder, who is a Class B common stockholder, which was recorded within related party expense in the condensed consolidated statement of operations.
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $245 and $1,041 for the three months ended September 30, 2021 and 2020, and $864 and $2,479 for the nine months ended September 30, 2021 and 2020, respectively.
We also incurred revenue share expenses paid to related parties of $1,337 and $1,255 which were capitalized as contract origination costs for the three months ended September 30, 2021 and 2020, and $8,921 and $2,884 which were capitalized as contract origination costs for the nine months ended September 30, 2021 and 2020, respectively.
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $347 and $98 for the three months ended September 30, 2021 and 2020, and $960 and $941 for the nine months ended September 30, 2021, respectively.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise and recorded within related party expense in the accompanying consolidated statement of operations. We held balances of $1,338 and $3,288 as of September 30, 2021 and December 31, 2020 of related party payables related to these services. The balances with our related party are presented net and are included in related party payables, net in the consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B unitholders. As a result, we recognized $93 and $86 in other income, net for the three months ended September 30, 2021 and 2020, and $235 and $280 for the nine months ended September 30, 2021 and 2020, respectively. Related party receivables related to these services were $582 and $689 as of September 30, 2021 and December 31, 2020, respectively.
We lease offices from related parties. Lease payments made to related parties were $383 and $376 for the three months ended September 30, 2021 and 2020, and $1,150 and $1,128 for the nine months ended September 30, 2021 and 2020, respectively, and rent expense of $556 and $556 were recognized in general and administrative expenses for the three months ended September 30, 2021 and 2020, and $1,668 and $1,668 for the nine months ended September 30, 2021 and 2020, related to leases with related parties. At September 30, 2021 and December 31, 2020, ROU assets of $10,738 and $11,957 and lease liabilities of $7,789 and $8,490 are associated with leases with related parties.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We incurred costs related to lead generation marketing from a related party vendor which was partially owned by a shareholder through November 2020. We purchased lead generation marketing of $4,292 and $12,336 for the three and nine months ended September 30, 2020, respectively, which was recorded in sales and marketing expenses.
In August 2019 we provided an additional loan to a Class B unitholder and recognized a related party note receivable from the unitholder of $3,000. We recognized $25 in interest income for the nine months ended September 30, 2020. This loan was repaid in June 2020.
In April 2020 we provided a loan to a Class A unitholder and recognized a related party note receivable from the unitholder of $1,155 as of September 30, 2021. We recognized $2 and $2 in interest income for the three months ended September 30, 2021 and 2020, and $7 and $3 for the nine months ended September 30, 2021 and 2020, respectively. The interest rate on the loan is variable and was 0.86% as of September 30, 2021. The loan is due in April 2025, but is required to be repaid within 30 days after we complete an initial public offering, including expiration of any related lockup conditions, which is expected to be met in 2022.

13.Variable Interest Entities
We consolidated a VIE based on our ability to exercise power and being the primary beneficiary of the entity including directing the operations and marketing campaigns and sharing customer lists and publications, as of September 30, 2021 and December 31, 2020. There have been no reconsideration events during these periods. The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to MarketWise for the consolidated VIE’s liabilities. The following represents financial information for the consolidated VIE included in the consolidated balance sheets:

	As of
	September 30, 2021	December 31, 2020
Current assets	$1,048	$3,787
Noncurrent assets	5	22
Total assets	$1,053	$3,809

Current liabilities	$564	$3,265
Noncurrent liabilities	—	—
Total liabilities	$564	$3,265

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
14.Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,317)	$(2,389)
Operating lease right-of-use assets obtained in exchange for lease obligations	—	409
Operating lease right-of-use assets obtained in exchange for lease obligations from acquisitions	(398)	—

	As of September 30,
	2021	2020
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$137,588	$155,089
Restricted cash	500	504
Total	$138,088	$155,593
15.Shareholders’ Equity
Upon closing of the Transactions on July 21, 2021, as discussed in Note 1, Description of Organization and Merger Transaction, the Company’s capital stock consists of (i) issued and outstanding Class A Common Stock of the Company, par value $0.0001 per share, as a result of the automatic conversion of ADAC Class A ordinary shares on a one-for-one basis, (ii) issued and outstanding 15,000,000 shares of Class A Common Stock of the Company at $10.00 per share to PIPE investors, pursuant to the Transaction Agreement, and (iii) issued and outstanding Class B Common Stock, par value $0.0001 per share, issued to the MarketWise Members.
In connection with the 2021 Award Incentive Plan, we issued 309,500 shares net of 109,127 shares withheld to pay taxes.
The table set forth below reflects information about the Company’s equity, as of September 30, 2021. The 3,051,000 shares of Sponsor Earn Out shares held in escrow are considered contingently issuable shares and therefore excluded from the number of Class A Common Stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Common Stock - Class A	950,000,000	25,152,469	25,152,469
Common Stock - Class B	300,000,000	291,092,303	291,092,303
Preferred Stock	100,000,000	—	—
Total	1,350,000,000	316,244,772	316,244,772
Each share of Class A and Class B Common stock entitles the holder one vote per share. Only holders of Class A Common Stock have the right to receive dividend distributions. In the event of liquidation, dissolution or winding up of the affairs of the Company, only holders of Class A Common Stock have the right to receive liquidation proceeds, while the holders of Class B Common Stock are entitled to only the par value of their shares. Class B Common Stock can be issued only to MarketWise Members, their respective successors and permitted transferees. Our board of directors has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
16.Warrants
In connection with the closing of the Transaction, outstanding public redeemable warrants and Sponsor held private warrants of ADAC were converted into warrants to purchase Class A common stock of MarketWise, Inc., with substantively identical terms. Immediately after giving effect to the Transaction, there were 20,699,993 public warrants and 10,280,000 private warrants held by the Sponsor, each exercisable for one share of Class A common stock of MarketWise, Inc. at $11.50 per share. As of September 30, 2021, the number of warrants outstanding remained unchanged.
The warrants may be exercised only during the period commencing on August 20, 2021 (30 days after the closing of the Transaction) through August 20, 2026 (five years after the closing of the Transaction). The private warrants are identical to the public warrants, except that the private warrants will be non-redeemable (except as set forth below under “-Redemption of warrants when the price per share equals or exceeds $10.00”) so long as they are held by the Sponsor or their permitted transferees.
Redemption of warrants when the price per share equals or exceeds $10.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants for Class A common stock:
•in whole and not in part;
• at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A common stock;
•if, and only if, the last reported sale price (the “closing price”) of the Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the private warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.
The “fair market value” of the Class A common stock shall mean the volume weighted average price of the Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A common stock per warrant (subject to adjustment).
Redemption of warrants when the price per share equals or exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except the private warrants):
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption; and

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
•if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30- trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
The Company has reviewed the terms of warrants to purchase its Class A common stock to determine whether warrants should be classified as liabilities or equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the consolidated statement of operations as change in fair value of warrants in Other income (expense), net. The Company determined that all warrants are required to be classified as liability in the condensed consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. At the closing of the Transaction on July 21, 2021, the warrants had an initial fair value of $45,021, which was recorded as liability and a reduction to additional paid-in capital in the consolidated balance sheet. As of September 30, 2021, the fair value of the warrants was $35,069.

17.Subsequent Events
Subsequent events have been evaluated through November 12, 2021, which is the date that the financial statements were available to be issued.
On November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023.
Stock repurchases under this program will be made from time to time, on the open market, in privately negotiated transactions or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing of the repurchases will depend on market conditions and other requirements. The Company currently anticipates the share repurchase program will extend over a two-year period, or such shorter period if $35.0 million in aggregate of shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.
On October 29, 2021, we entered into a Loan and Security Agreement with a syndicate of five banks, providing for a revolving credit facility of up to $150.0 million (the “Credit Facility”).
The relevant terms and covenants contained in the new Credit Facility are summarized below:
•Provides maximum revolving loans up to $150.0 million, and contains a $5.0 million sub-facility for letters of credit.
•Provides for uncommitted incremental revolving commitments or term loans of up to an additional $65 million, subject to obtaining the consent of each lender providing the commitments or loans.
•Borrowings under the Credit Facility as a spread to LIBOR will be at a range of 150 bps to 225 bps, and there is an unused commitment fee of 25 bps to 35 bps based on unused capacity.
•The Credit Facility has a term of three-years, maturing on October 29, 2024, and is secured by a first priority lien on substantially all of the assets of the Borrower and the Guarantors.
•The Credit Facility has two financial covenants, an interest coverage covenant and a leverage covenant, as well as customary affirmative and negative covenants.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
With HSBC Bank USA, N.A. and BMO Capital Markets Corp. as joint lead arrangers and joint bookrunners, the syndicate bank group includes BMO Harris Bank N.A., Silicon Valley Bank, Wells Fargo Bank, N.A. and PNC Bank National Association. HSBC Bank USA, N.A. is the administrative agent.
The Company may use the proceeds of the Credit Facility to finance permitted acquisitions and for working capital and other general corporate purposes. The advances under Credit Facility are subject to conditions customary for facilities of this nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “we,” “us,” and “our”), should be read together with our unaudited condensed interim consolidated financial statements as of June 30, 2021 and for the three- and six-month periods ended June 30, 2021 and 2020, together with related notes thereto, and our pro forma financial information as of and for the six-month period ended June 30, 2021 included as exhibits to the amendment (“Amendment No. 1”) to our Current report on Form 8-K, which was originally filed with the SEC on July 27, 2021 (as originally filed, the “Original Report”). The discussion and analysis should also be read together with our audited consolidated financial statements as of December 31, 2020 and 2019 and for each of the years ended December 31, 2020, 2019, and 2018 and the sections entitled “Information About MarketWise” and “MarketWise’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference into the Original Report. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” incorporated by reference into the Original Report.
Capitalized terms used, but not defined, herein have the meaning assigned to them in the Original Report.
Overview
We are a leading multi-brand platform of subscription businesses that provides premium financial research, software, education, and tools for self-directed investors. We offer a comprehensive portfolio of high-quality, independent investment research, as well as several software and analytical tools, on a subscription basis.
MarketWise started in 1999 with the simple idea that, if we could publish intelligent, independent, insightful, and in-depth investment research and treat the subscriber the way we would want to be treated, then subscribers would renew their subscriptions and stay with us. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research companies such as Stansberry Research, Palm Beach Research, Casey Research, InvestorPlace, and Empire Financial Research. Our entire investment research product portfolio is 100% digital and channel agnostic, and we offer all of our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
Today, we benefit from the confluence of a leading editorial team, diverse portfolio of content and brands, and comprehensive suite of investor-centric tools that appeal to a broad subscriber base.
The Transactions
The Transactions were consummated on July 21, 2021. The Transactions were accounted for akin to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. The Transactions had several significant impacts on our reported financial position and results, as a consequence of reverse capitalization treatment.
These impacts include the net proceeds from the Transactions of $113.3 million. This cash amount includes: (a) the reclassification of ADAC’s Trust Account of $414.3 million to cash and cash equivalents that became available at the time of the Transactions; (b) proceeds of $150.0 million from the issuance and sale of MarketWise Class A common stock in the PIPE investment; (c) payment of $48.8 million in non-recurring transaction costs; (d) settlement of $14.5 million in deferred underwriters’ discount; and (e) the payment of $387.7 million to redeeming shareholders of ADAC. See also Note 1, Reverse Recapitalization with Ascendant Digital Acquisition Corp., to our unaudited interim condensed consolidated financial statements.

Key Factors Affecting Our Performance
We believe that our growth and future success are dependent upon several factors, including those below and those noted in the “Risk Factors” section in the Original Report. The key factors below represent significant business opportunities as well as challenges that we must successfully address in order to continue our growth and improve our financial results.
Growing our subscriber base with compelling unit economics. We are highly focused on continuing to acquire new subscribers to support our long-term growth. Our marketing spend is a large driver of new subscriber growth. At the heart of our marketing strategy is our compelling unit economics that combine long-term subscriber relationships, highly scalable content delivery, cost-effective customer acquisition, and high-margin conversions.
Our Paid Subscribers as of December 31, 2020 generated average customer lifetime Billings of approximately $2,700, resulting in a LTV/CAC ratio of more than 5x. On average, it takes us approximately seven to nine months for a Paid Subscriber’s cumulative net revenue to exceed the total cost of acquiring that subscriber (which includes fixed costs, such as marketing salaries). For more information on our LTV/CAC ratio and the components of this ratio, see “—Definitions of Metrics.”
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription. We seek and typically achieve 90-day payback periods to cover this variable component of the direct marketing spend.
We have invested, and expect to continue to invest, heavily in sales and marketing efforts to drive customer acquisition.
Retaining and expanding relationship with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU as of September 30, 2021 was $772, which increased 3% from $752 as of September 30, 2020, in line with increasing value that our subscribers receive from our product offerings. Our ARPU grew at a CAGR of 26% over the three-year period ended December 31, 2020, growing from $478 as of December 31, 2018 to $759 as of December 31, 2020.
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and lifetime “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Definitions of Metrics
Throughout this discussion and analysis, a number of our financial and operating metrics are referenced which we do not consider to be key business metrics, but which we review to monitor performance, and which we believe may be useful to investors. These are:
Free-to-paid conversion rate: We calculate our free-to-paid conversion rate as (x) the number of Free Subscribers who purchased a subscription during the period divided by (y) the average number of Free Subscribers during the period. We believe our free-to-paid conversion rate is an indicator of the type of Free Subscribers that we are signing up and the quality of our content and marketing efforts. Investors should consider free-to-paid conversion rate as one of the factors in evaluating our ability to maintain a robust pipeline for new customer acquisition.

High-value conversion rates: Our high-value conversion rate reflects the rate at which a Paid Subscriber that has purchased less than $600 of our products over their lifetime converts into a subscriber that has purchased more than $600.
Ultra high-value conversion rate: Our ultra high-value conversion rate reflects the rate at which a high-value Paid Subscriber that has purchased more than $600 of our products over their lifetime converts into a subscriber that has purchased more than $5,000. We believe our ultra high-conversion rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. Investors should consider ultra high-value value conversion rate as a factor in evaluating our ability to retain and expand our relationship with our subscribers.
LTV/CAC ratio: We calculate LTV/CAC ratio as LTV divided by CAC. We use LTV/CAC ratio because it is a standard metric for subscription-based businesses, and we believe that an LTV/CAC ratio above 3x is considered to be indicative of strong profitability and marketing efficiency. We believe that an increasing LTV per subscriber reflects our existing subscribers recognizing our value proposition, which will expand their relationship with us across our platform over time, either through a combination of additional product purchases or by joining our lifetime offerings. Investors should consider this metric when evaluating our ability to achieve a return on our marketing investment. Lifetime value (“LTV”) represents the average margin on average customer lifetime billings (that is, the estimated cumulative spend across a customer’s lifetime). Customer acquisition cost (“CAC”) is defined as direct marketing spend, plus external revenue share expense, plus retention and renewal expenses, plus copywriting and marketing salaries, plus telesales salaries and commissions, plus customer service commissions.
Net revenue retention: Net revenue retention is defined as Billings from all prior period cohorts in the current period, divided by all Billings from the prior period. We believe that a high net revenue retention rate is a measure of customer retention and an indicator of the engagement of our subscribers with our products. Investors should consider net revenue retention as an ongoing measure when evaluating our ability to convert customers to higher-value subscriptions or products over time.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies who may calculate similarly titled metrics in a different way.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Three Months Ended June 30, 2021
	2021	2020	2021	2020
Free Subscribers	12,800,655	8,147,974	12,800,655	8,147,974	11,970,356
Paid Subscribers	964,907	785,539	964,907	785,539	994,491
ARPU	$772	$752	$772	$752	$823
Billings (in thousands)	$138,093	$149,907	578,496	390,473	185,100
Free Subscribers. Free Subscribers are defined as unique subscribers who have subscribed to one of our many free investment publications via a valid email address and continue to remain directly opted in, excluding any Paid Subscribers who also have free subscriptions. Free subscriptions are often daily publications that include some commentary about the stock market, investing ideas, or other specialized topics. Included within our free publications are advertisements and editorial support for our current marketing campaigns. While subscribed to our publications, Free Subscribers learn about our editors and analysts, get to know our products and services, and learn more about ways we can help them be a better investor.
Free Subscribers increased by 4.7 million to 12.8 million at September 30, 2021 as compared to 8.1 million at September 30, 2020, as our significant lead-generation efforts that began in earnest during late 2018 and intensified during 2019 with the expansion across multiple brands continued into the third quarter 2021.
Free Subscribers increased by 0.8 million to 12.8 million as of September 30, 2021 as compared to 12.0 million as of June 30, 2021. This growth was driven by our continued lead generation efforts and the expansion of our product set.
Paid Subscribers. We define Paid Subscribers as the total number of unique subscribers with at least one paid subscription at the end of the period. We view the number of Paid Subscribers at the end of a given period as a key indicator of the attractiveness of our products and services, as well as the efficacy of our marketing in converting Free Subscribers to Paid Subscribers and generating direct-to-paid Paid Subscribers. We grow our Paid Subscriber base through performance marketing directly to prospective and existing subscribers across a variety of media, channels, and platforms.
Total Paid Subscribers increased by 179 thousand, or 22.8%, to 965 thousand as of September 30, 2021 as compared to 786 thousand at September 30, 2020, driven by a combination of our direct-to-paid conversions and continued free-to-paid conversions.
Total Paid Subscribers decreased by 30 thousand, or 3.0% to 965 thousand as of September 30, 2021 as compared to 994 thousand as of June 30, 2021. The decline in Paid Subscribers was due to a continuation of factors which began in the second quarter and continued throughout the summer. First, the cost of advertising continued to be elevated as the travel and hospitality industries significantly increased their usage of digital mediums to market their products. This has tended to increase our per unit subscriber acquisition cost. Secondly, the travel and leisure boom, where Americans made up for the inability to travel during the pandemic, continued through the balance of the summer and our fiscal quarter. As a result, we believe it currently costs more to get the attention of prospective customers who are venturing out rather than focusing on their investments. We focus closely on our break-even metrics, and as our per unit subscriber acquisition cost increases, we adjusted and focused our marketing more on existing customers, for which that cost is close to zero. As such, we reduced our sales and marketing spend by approximately $6 million in third quarter 2021 as compared to second quarter 2021, excluding stock-based compensation expense. We will continue to evaluate our unit acquisition costs and believe that there should be some normalization in the fourth quarter of this year. We have seen early signs of an uptick in the rate of new Paid Subscriber additions in the month of October and the first part of November, and a modest decrease in our per unit subscriber acquisition costs.
Subscriber count churn was slightly improved from the previous quarter but still slightly higher than the recent historical range. After periods of rapid subscriber growth as we saw in 2020 and first quarter 2021, it is not unusual to see a modest increase in churn as some of the less engaged, new Paid Subscribers churn off. Indicative of this, almost all of the subscribers who churned in the quarter did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. What is important for our business model is our net revenue retention rate, which has averaged 93% from 2018 to 2020.
Average Revenue Per User. We calculate ARPU as the trailing four quarters of net Billings divided by the average number of quarterly total Paid Subscribers over that period. We believe ARPU is a key indicator of how successful we are in converting subscribers to higher-value content. We believe that increasing ARPU is indicative of the trust we build with our subscribers and of the value they see in our products and services.
ARPU increased by $20, or 2.7%, to $772 as of September 30, 2021 as compared to $752 as of September 30, 2020. The modest year-over-year increase was driven by the increased number of high and ultra-high value subscribers at the end of the third quarter 2021, which were up 19% and 31%, respectively.
ARPU decreased by $51, or 6.2%, to $772 as of September 30, 2021 as compared to $823 as of June 30, 2021. The sequential decrease was driven by a 2% decrease in trailing four quarters Billings along with a 5% increase in trailing four quarters Paid Subscribers. We believe the decrease in trailing four quarter Billings is largely a function of reduced engagement of subscribers or potential subscribers who continued to prioritize venturing out rather than spending time focusing on their investments. The increase in trailing four quarter Paid Subscribers is attributable to the rapid increase in our subscriber base that occurred in the second half of 2020.
We attribute our high ARPUs in each of these periods to the quality of our content and more effective sales and marketing efforts with a greater focus on expanding sales to existing subscribers and converting our subscribers to higher-value content at more expensive price points, including bundled subscriptions and lifetime subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 0.7 years for 2020, and was 0.8 and 0.9 years for 2019 and 2018, respectively. We have experienced a stable payback period in the range of 0.7 to 0.9 years reliably over the past many years, despite the increases in customer acquisition costs that the digital subscription industry has experienced in recent years. The payback period decreased further in 2020 as a result of expanded conversion rates and, to a far lesser degree, decreasing costs for media spend as demand dropped as a result of the pandemic. We have seen the costs for media spend revert back to higher rates as we have moved further into 2021.
Billings. Billings represents amounts invoiced to customers. We measure and monitor our Billings because it provides insight into trends in cash generation from our marketing campaigns. We generally bill our subscribers at the time of sale and receive full cash payment up front, and defer and recognize a portion of the related revenue ratably over time for term and lifetime subscriptions. For certain subscriptions, we may invoice our Paid Subscribers at the beginning of the term, in annual or monthly installments, and, from time to time, in multi-year installments. Only amounts invoiced to a Paid Subscriber in a given period are included in Billings. While we believe that Billings provides valuable insight into the cash that will be generated from sales of our subscriptions, this metric may vary from period to period for a number of reasons and, therefore, Billings has a number of limitations as a quarter-over-quarter or year-over-year comparative measure. These reasons include, but are not limited to, the following: (i) a variety of contractual terms could result in some periods having a higher proportion of annual or lifetime subscriptions than other periods; (ii) fluctuations in payment terms may affect the Billings recognized in a particular period; and (iii) the timing of large campaigns may vary significantly from period to period.
Billings decreased by $11.8 million, or 8%, to $138.1 million in third quarter 2021 as compared to $149.9 million in third quarter 2020. We believe this decrease is due in large part to reduced engagement of subscribers or potential subscribers who continued to prioritize travel and leisure in lieu of spending time focusing on their investments as they did a year ago. Approximately 38% of our Billings this quarter came from lifetime subscriptions, 61% from term subscriptions, and 1% from other Billings as compared to 36% from lifetime subscriptions, 62% from term subscriptions, and 2% from other Billings in the third quarter 2020.
Billings decreased by $47.0 million, or 25%, to $138.1 million in third quarter 2021 as compared to $185.1 million in second quarter 2021. We believe the aforementioned travel and leisure boom and related decrease in investor engagement did not begin in earnest until late in second quarter 2021 whereas we realized its full impact in third quarter 2021.

Components of MarketWise’s Results of Operations
Net Revenue
We generate net revenue primarily from services provided in delivering term and lifetime subscription-based financial research, publications, and SaaS offerings to individual subscribers through our online platforms, advertising arrangements, print products, events, and revenue share agreements.
Net revenue is recognized ratably over the duration of the subscriptions, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. In addition to term subscriptions, we offer lifetime subscriptions where we receive a large upfront payment when the subscriber enters into the contract, and for which we will receive a lower annual maintenance fee thereafter. Subscribers are typically billed in advance of the subscriptions. Much of our net revenue is generated from subscriptions entered into during previous periods. Consequently, any decreases in new subscriptions or renewals in any one period may not be immediately reflected as a decrease in net revenue for that period, but could negatively affect our net revenue in future quarters. This also makes it difficult for us to rapidly increase our net revenue through the sale of additional subscriptions in any period, as net revenue is recognized over the term of the subscription agreement. We expect subscription net revenue to continue to increase as we have experienced sales growth in lifetime and multi-year contracts in recent periods.
We earn net revenue from the sale of advertising placements on our websites and from the sale of print products and events. We also recognize net revenue through revenue share agreements where we earn a commission for successful sales by other parties generated through the use of our customer list. We expect advertising and other net revenue to increase in absolute dollars as our business grows.
Net revenue earned in 2018 through the third quarter 2021 was almost 100% organic. Net revenue from acquisitions was less than 1% of net revenue earned in 2018 through the third quarter 2021, and the remainder was attributable to brands developed internally since 2018 and businesses acquired or developed prior to 2018. In the future, we expect to continue to grow revenue organically, as well as through acquisitions, joint ventures, and other strategic transactions.
Employee Compensation Costs
Employee compensation costs, or payroll and payroll-related costs, include salaries, bonuses, benefits, and stock-based compensation for employees classified within cost of revenue, sales and marketing, and general and administrative, and also includes sales commissions for sales and marketing employees.
Stock-based compensation expense is primarily related to the Class B Units. Prior to the Transactions, the Class B Units were classified as liabilities as opposed to equity and remeasured to fair value at the end of each reporting period, with the change in value being charged to stock-based compensation expense. Because the Class B Units were classified as liabilities on our consolidated balance sheet prior to the Transactions, all profits distributions made to the holders of the Class B Units were considered to be stock-based compensation expenses. We recognized stock-based compensation expenses related to the Class B Units of $409.9 million and $73.5 million for the three months ended September 30, 2021 and 2020, respectively, and $1,058.4 million and $172.6 million for the nine months ended September 30, 2021 and 2020, respectively.
Upon completion of the Transactions, all Class B Units fully vested as of the transaction date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the Common Units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense. Therefore, the Class B Units liability was reclassified to equity as of the transaction date and stock-based compensation expense associated with the Class B Units ceased after the transaction date.
On July 21, 2021, the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) became effective. We reserved a total of 32,045,000 shares of MarketWise Class A common stock for issuance pursuant to the 2021 Incentive Award Plan and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Award Plan is 32,045,000, in each case, subject to certain adjustments set forth therein. On September 27, 2021, we granted certain employees restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) under our 2021 Incentive Award Plan. During the three- and nine-months ended September 30, 2021, stock-based compensation expense related to the 2021 Incentive Award Plan was $2.6 million. See also Note 9, Stock-Based Compensation.
The total amount of stock-based compensation expense included within each of the respective line items in the consolidated statement of operations is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$46,396	$13,717	$171,312	$31,943
Sales and marketing	32,606	943	47,516	3,168
General and administrative	333,563	58,791	842,257	137,464
Total stock based-compensation expense	$412,565	$73,451	$1,061,085	$172,575
Total stock-based compensation expenses include profits distributions to holders of Class B Units of $117.3 million and $7.2 million for the three months ended September 30, 2021 and 2020, respectively, and $123.4 million and $45.3 million for the nine months ended September 30, 2021 and 2020, respectively.
As a result of the Transactions, in which all Class B Units were converted into Common Units, we do not expect to continue recognizing stock-based compensation expenses related to the Class B Units for periods after the consummation of the Transactions. While going forward we do not expect to incur the levels of stock-based compensation expense we have historically as a result the liability-award classification of the Class B Units, we do expect to incur stock-based compensation expense in the ordinary course.
Cost of Revenue
Cost of revenue consists primarily of payroll and payroll-related costs associated with producing and publishing MarketWise’s content, hosting fees, customer service, credit card processing fees, product costs, and allocated overhead. Cost of revenue is exclusive of depreciation and amortization, which is shown as a separate line item.
Within cost of revenue are stock-based compensation expenses related to the Class B Units of $45.6 million and $13.7 million for the three months ended September 30, 2021 and 2020, respectively, and $170.5 million and $31.9 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts include profits distributions to holders of Class B Units of $21.6 million, $1.6 million, $22.8 million, and $8.8 million, respectively. Cost of revenue also includes stock-based compensation expenses related to the 2021 Incentive Award Plan of $0.8 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.
We expect cost of revenue to increase as our business grows, including as a result of new acquisitions, joint ventures, and other strategic transactions. However, the level and timing of our variable compensation may not match the pattern of how net revenue is recognized over the subscription term. Therefore, we expect that our cost of revenue will fluctuate as a percentage of its net revenue in the future.
Sales and Marketing
Sales and marketing expenses consist primarily of payroll and related costs, amortization of deferred contract acquisition costs, agency costs, advertising campaigns, and branding initiatives. Sales and marketing expenses are exclusive of depreciation and amortization shown as a separate line item.
Within sales and marketing expenses are stock-based compensation expenses related to the Class B Units of $31.5 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $46.4 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively. Included in stock-based compensation expense are profits distributions to holders of Class B Units of $3.8 million for the nine months ended September 30, 2021. Sales and marketing expenses also includes stock-based compensation expenses related to the 2021 Incentive Award Plan of $1.1 million and $1.1 million for the three and nine months ended September 30, 2021, respectively.
We expect that our sales and marketing expense will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts. However, because we incur sales and marketing expenses up front when we launch campaigns to drive sales, while we recognize net revenue ratably over the underlying subscription term, we expect that our sales and marketing expense will fluctuate as a percentage of our net revenue over the long term. Sales and marketing expenses may fluctuate further as a result of acquisitions, joint ventures, or other strategic transactions we undertake in the future.
Research and Development
Research and development expenses consist primarily of payroll and related costs, technical services, software expenses, and hosting expenses. Research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
We expect that our research and development expense will increase in absolute dollars as our business grows, including as a result of new acquisitions, joint ventures, and other strategic transactions, particularly as we incur additional costs related to continued investments in our platform.
General and Administrative
General and administrative expenses consist primarily of payroll and related costs associated with our finance, legal, information technology, human resources, executive, and administrative personnel, legal fees, corporate insurance, office expenses, professional fees, and travel and entertainment costs.
Within general and administrative expenses are stock-based compensation expenses related to the Class B Units of $332.8 million and $58.8 million for the three months ended September 30, 2021 and 2020, respectively, and $841.5 million and $137.5 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts include profit distributions to holders of Class B Units of $92.2 million, $5.7 million, $96.8 million and $36.5 million, respectively. General and administrative expenses also include stock-based compensation expenses related to the 2021 Incentive Award Plan of $0.8 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.
Following the completion of the Transactions, we expect to incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. General and administrative expenses may fluctuate further as a result of acquisitions, joint ventures, or other strategic transactions we undertake in the future.
Depreciation and Amortization
Depreciation and amortization expenses consist of amortization of trade names, customer relationship intangibles, and software development costs, as well as depreciation on other property and equipment such as leasehold improvements, furniture and fixtures, and computer equipment. We expect depreciation and amortization expenses to increase on an absolute dollar basis as our business grows, including as a result of new acquisitions, joint ventures, and other strategic transactions, but to remain generally consistent as a percentage of total net revenue.
Related Party Expense
Related party expenses primarily consist of expenses for certain corporate functions performed by a related party for certain historic periods, as well as revenue share expenses. We have built our own corporate infrastructure and do not expect non-revenue share expenses from this related party in the future.

Other Income (Expense), Net
Other income, net primarily consists of the net gains on our embedded derivative instruments and on sales of cryptocurrencies.
Interest Income, Net
Interest income, net primarily consists of interest income from our money market accounts, as well as interest expense on outstanding borrowings under the 2013 Credit Facility (as defined below) with a related-party. We expect interest expense to increase in the future as a result of the execution of the 2021 Credit Facility. See “—Liquidity and Capital Resources—Credit Facilities.”
Net Income (Loss) Attributable to Noncontrolling Interests
The Transactions occurred on July 21, 2021. As a result, net income (loss) for the three months ended September 30, 2021 was attributed to the pre-Transaction period from July 1, 2021 through July 21, 2021 and to the post-Transaction period from July 22, 2021 through September 30, 2021.
•During the pre-Transaction period, net income (loss) was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests.
•During the post-Transaction period, net income (loss) was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. Following the Transactions, MarketWise, Inc.’s ownership percentage in MarketWise, LLC’s controlling and noncontrolling interests was 7.9% and 92.1%, respectively. For the post-Transaction period, net income attributable to controlling interests included a $9.9 million gain on derivative warrant liabilities and a $3.1 million tax provision, both of which are 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$140,422	$97,118	$401,647	$254,857
Related party revenue	245	1,041	864	2,479
Total net revenue	140,667	98,159	402,511	257,336
Operating expenses:
Cost of revenue(1)(2)	62,024	26,749	221,662	68,907
Sales and marketing(1)(2)	82,558	56,914	231,269	146,487
General and administrative(1)(2)	356,286	79,885	928,376	200,836
Research and development(1)(2)	2,137	1,255	5,842	3,472
Depreciation and amortization	629	639	2,076	1,912
Related party expense	10,097	34	10,144	66
Total operating expenses	513,731	165,476	1,399,369	421,680
Loss from operations	(373,064)	(67,317)	(996,858)	(164,344)
Other income (expense), net	9,859	(993)	10,162	(1,856)
Interest income, net	5	17	17	489
Loss before income taxes	(363,200)	(68,293)	(986,679)	(165,711)
Income tax expense	3,085	—	3,085	—
Net loss	(366,285)	(68,293)	(989,764)	(165,711)
Net loss attributable to noncontrolling interests	33,248	(694)	32,117	(1,566)
Net loss attributable to MarketWise	$(399,533)	$(67,599)	$(1,021,881)	$(164,145)
__________________
(1)Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Vested Class B Units and change in fair value of Class B liability awards	$292,580	$66,210	$934,993	$127,264
Profits distributions to holders of Class B Units	117,342	7,241	123,449	45,311
Total Class B stock-based compensation expense	409,922	73,451	1,058,442	172,575
2021 Incentive Award Plan stock-based compensation expense	2,643	—	2,643	—
Total stock-based compensation expense	$412,565	$73,451	$1,061,085	$172,575
(2)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	44.1%	27.3%	55.1%	26.8%
Sales and marketing(1)	58.7%	58.0%	57.5%	56.9%
General and administrative(1)	253.3%	81.4%	230.6%	78.0%
Research and development(1)	1.5%	1.3%	1.5%	1.3%
Depreciation and amortization	0.4%	0.7%	0.5%	0.7%
Related party expense	7.2%	—%	2.5%	—%
Total operating expenses	365.2%	168.6%	347.7%	163.9%
Loss from operations	(265.2)%	(68.6)%	(247.7)%	(63.9)%
Other income, net	7.0%	(1.0)%	2.5%	(0.7)%
Interest income, net	0.0%	0.0%	0.0%	0.2%
Loss before income taxes	(258.2)%	(69.6)%	(245.1)%	(64.4)%
Income tax expense	2.2%	—%	0.8%	—%
Net loss	(260.4)%	(69.6)%	(245.9)%	(64.4)%
Net loss attributable to noncontrolling interests	23.6%	(0.7)%	8.0%	(0.6)%
Net loss attributable to MarketWise	(284.0)%	(68.9)%	(253.9)%	(63.8)%

__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Three Months Ended September 30, 2021 and Three Months Ended September 30, 2020
Net Revenue

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2021	2020
Net revenue	$140,667	$98,159	$42,508	43.3%
Net revenue increased by $42.5 million, or 43.3%, from $98.2 million for the three months ended September 30, 2020 to $140.7 million for the three months ended September 30, 2021. The increase in net revenue was primarily driven by a $28.2 million increase in term subscription revenue and a $15.9 million increase in lifetime subscription revenue, and a $1.6 million decrease in non-subscription revenue.
Both term and lifetime subscription revenue benefited from a significant increase in Paid Subscribers. Term subscription revenue increased as a result of a significant increase in marketing efforts. Lifetime subscription revenue, which is initially deferred and recognized over a five-year period, increased as a result of higher volume of lifetime subscriptions in current and prior years, which continued to benefit us in the third quarter 2021.

Operating Expenses

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2021	2020
Operating expenses:
Cost of revenue	$62,024	$26,749	$35,275	131.9%
Sales and marketing	82,558	56,914	25,644	45.1%
General and administrative	356,286	79,885	276,401	346.0%
Research and development	2,137	1,255	882	70.3%
Depreciation and amortization	629	639	(10)	(1.6)%
Related party expenses	10,097	34	10,063	29597.1%
Total operating expenses	$513,731	$165,476	$348,255	210.5%
Cost of Revenue
Cost of revenue increased by $35.3 million, or 131.9%, from $26.7 million for the three months ended September 30, 2020 to $62.0 million for the three months ended September 30, 2021, primarily driven by an increase of $31.9 million in stock-based compensation expense related to holders of Class B Units. Additionally, there was an increase of $1.7 million in payroll and payroll-related costs due to higher headcount, a $0.8 million increase in stock-based compensation expense related to newly issued awards under the 2021 Incentive Award Plan, and an increase of $0.6 million in outside labor expense primarily related to supporting sales growth.
Approximately $20.0 million of the increase in Class B stock-based compensation expense was due to higher distributions, and $11.9 million of the increase was related to the change in fair value of the Class B units, both of which were related to the Transactions.
Sales and Marketing
Sales and marketing expense increased by $25.6 million, or 45.1%, from $56.9 million for the three months ended September 30, 2020 to $82.6 million for the three months ended September 30, 2021, primarily driven by a $30.6 million increase in Class B stock-based compensation expense, a $10.9 million increase in amortization of deferred contract acquisition costs, a $1.9 million increase in salaries due to an increase in headcount, and a $1.1 million increase in stock-based compensation expense related to newly issued awards under the 2021 Incentive Award Plan. This was partially offset by a $19.4 million decrease in direct marketing and lead-generation expenses as we have shifted our focus to marketing to existing customers due to higher per unit advertising cost resulting from higher post-COVID demand.
Approximately $3.5 million of the increase in Class B stock-based compensation expense was due to higher distributions, and $27.0 million of the increase was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
General and Administrative
General and administrative expense increased by $276.4 million, or 346.0%, from $79.9 million for the three months ended September 30, 2020 to $356.3 million for the three months ended September 30, 2021, primarily driven by a $274.0 million increase in Class B stock-based compensation expense, a $2.0 million increase in salaries due to increased headcount to support operations, a $1.6 million increase in software expense, and a $0.8 million increase in travel and entertainment expenses, and a $0.8 million increase in stock-based compensation expense related to newly issued awards under the 2021 Incentive Award Plan, which were partially offset by a decrease in legal fees of $2.9 million.

Approximately $86.5 million of the increase in Class B stock-based compensation expense was due to higher distributions, and $187.5 million of the increase was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
Related Party Expense
Related party expense increased by $10.1 million from $0.0 million for the three months ended September 30, 2020 to $10.1 million for the three months ended September 30, 2021, driven by a discretionary, one-time, non-employee bonus payment of $10.0 million to the Company’s founder, who is a Class B common stockholder, in July 2021.

Comparison of Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020
Net Revenue

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
Net revenue	$402,511	$257,336	$145,175	56.4%
Net revenue increased by $145.2 million, or 56.4%, from $257.3 million for the nine months ended September 30, 2020 to $402.5 million for the nine months ended September 30, 2021. The increase in net revenue was primarily driven by a $102.9 million increase in term subscription revenue and a $43.8 million increase in lifetime subscription revenue.
Both term and lifetime subscription revenue benefited from a significant increase in Paid Subscribers. Term subscription revenue increased as a result of a significant increase in marketing efforts. Lifetime subscription revenue, which is initially deferred and recognized over a five-year period, increased as a result of higher volume of lifetime subscriptions in current and prior years, which continued to benefit us in the third quarter 2021.
Operating Expenses

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
Operating expenses:
Cost of revenue	$221,662	$68,907	$152,755	221.7%
Sales and marketing	231,269	146,487	84,782	57.9%
General and administrative	928,376	200,836	727,540	362.3%
Research and development	5,842	3,472	2,370	68.3%
Depreciation and amortization	2,076	1,912	164	8.6%
Related party expenses	10,144	66	10,078	15269.7%
Total operating expenses	$1,399,369	$421,680	$977,689	231.9%
Cost of Revenue
Cost of revenue increased by $152.8 million, or 221.7%, from $68.9 million for the nine months ended September 30, 2020 to $221.7 million for the nine months ended September 30, 2021, primarily driven by an increase of $138.6 million in stock-based compensation expense related to holders of Class B Units, $4.9 million in credit card fees due to higher sales volume, an increase of $4.4 million in payroll and payroll-related costs due to higher headcount, increases of $2.0 million and $1.6 million in outside labor expense and freelance editorial expense, respectively, primarily related to supporting sales growth, and a $0.8 million increase in stock-based compensation expense related to newly issued awards under the 2021 Incentive Award Plan.

Approximately $14.0 million of the increase in Class B stock-based compensation expense was due to higher distributions, and $124.6 million of the increase was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
Sales and Marketing
Sales and marketing expense increased by $84.8 million, or 57.9%, from $146.5 million for the nine months ended September 30, 2020 to $231.3 million for the nine months ended September 30, 2021, primarily driven by a $43.3 million increase in Class B stock-based compensation expense, a $30.5 million increase in amortization of deferred contract acquisition costs, a $5.3 million increase in payroll and payroll-related costs due to higher headcount, and a $4.0 million increase in direct marketing and lead-generation expenses, and a $1.1 million increase in stock-based compensation expense related to newly issued awards under the 2021 Incentive Award Plan.
Approximately $3.8 million of the increase in Class B stock-based compensation expense was due to higher distributions, and $39.4 million of the increase was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
General and Administrative
General and administrative expense increased by $727.5 million, or 362.3%, from $200.8 million for the nine months ended September 30, 2020 to $928.4 million for the nine months ended September 30, 2021, primarily driven by an increase of $704.0 million in Class B stock-based compensation expense, an $8.4 million increase in incentive compensation and profit interest expenses, a $5.8 million increase in payroll and payroll-related costs due to increase headcount to support operations, a $4.5 million increase in software expenses, a $2.7 million increase in accounting, legal, and consulting fees related to public company readiness efforts, a $0.9 million increase in travel and entertainment expenses, and a $0.8 million increase in stock-based compensation expense related to newly issued awards under the 2021 Incentive Award Plan.
Approximately $60.3 million of the increase in Class B stock-based compensation expense was due to higher distributions, and $643.7 million of the increase was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
Related Party Expense
Related party expense increased by $10 million from $0 million for the three months ended September 30, 2020 to $10 million for the three months ended September 30, 2021, driven by a discretionary, one-time, lifetime-award, non-employee bonus payment of $10 million to the Company’s founder, who is a Class B common stockholder, in July 2021.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that the below non-GAAP financial measures are useful in evaluating our operating performance. We use the below non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. This non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted CFFO	$34,744	$55,026	$192,069	$118,295
Adjusted CFFO Margin	25.2%	36.7%	33.2%	30.3%
Adjusted CFFO / Adjusted CFFO Margin
In addition to our results determined in accordance with GAAP, we disclose the non-GAAP financial measure Adjusted CFFO. We define Adjusted CFFO as cash flow from operations plus profits distributions that were recorded as stock-based compensation expense from the Class B Units, plus or minus any non-recurring items. Profits distributions to Class B unitholders included amounts attributable to the Class B unitholders’ potential tax liability with respect to the Class B Units (i.e., there was no tax withholding, and the full amount of allocable profit was distributed, subject to the terms of the Existing LLC Agreement). We define Adjusted CFFO Margin as Adjusted CFFO as a percentage of Billings.
We believe that Adjusted CFFO and Adjusted CFFO Margin are useful indicators that provide information to management and investors about ongoing operating performance, to facilitate comparison of our results to those of peer companies over multiple periods, and for internal planning and forecasting purposes.
We have presented Adjusted CFFO because we believe it provides investors with greater comparability of our operating performance without the effects of stock-based compensation expense related to holders of Class B Units that will not continue following the consummation of the Transactions, in which all Class B Units were converted into Common Units. Following the consummation of the Transactions, we will make certain tax distributions to the MarketWise Members in amounts sufficient to pay individual income taxes on their respective allocation of the profits of MarketWise, LLC at then prevailing individual income tax rates. These distributions will not be recorded on MarketWise, Inc.’s income statement, and will be reflected on MarketWise, Inc.’s cash flow statement as cash used in financing activities. The cash used to make these distributions will not be available to us for use in the business.
Adjusted CFFO and Adjusted CFFO Margin have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of other GAAP financial measures, such as cash flow from operations or operating cash flow margin. Some of the limitations of using Adjusted CFFO and Adjusted CFFO Margin are that these metrics may be calculated differently by other companies in our industry.
We expect Adjusted CFFO and Adjusted CFFO Margin to fluctuate in future periods as we invest in our business to execute our growth strategy. These activities, along with any non-recurring items as described above, may result in fluctuations in Adjusted CFFO and Adjusted CFFO Margin in future periods.
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash (used in) provided by operating activities	$(92,598)	$47,785	$58,620	$72,984
Profits distributions to Class B unitholders included in stock-based compensation expense	117,342	7,241	123,449	45,311
Non-recurring expenses	10,000	—	10,000	—
Adjusted CFFO	$34,744	$55,026	$192,069	$118,295

The non-recurring expense addback in the three and nine months ended September 30, 2021 was due to a discretionary, one-time, lifetime-award, non-employee bonus payment of $10.0 million to the Company’s founder, who is a Class B common stockholder.
The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash (used in) provided by operating activities	$(92,598)	47,785	$58,620	$72,984
Total net revenue	140,667	98,159	402,511	257,336
Net cash (used in) provided by operating activities margin	(65.8)%	48.7%	14.6%	28.4%

Adjusted CFFO	$34,744	$55,026	$192,069	$118,295
Billings	138,093	149,907	578,496	390,473
Adjusted CFFO Margin	25.2%	36.7%	33.2%	30.3%
The following table provides a comparison of Adjusted CFFO for the three months ended September 30, 2021 to respective period in 2020:

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2021	2020
Adjusted CFFO	$34,744	$55,026	$(20,282)	(36.9)%

Adjusted CFFO Margin	25.2%	36.7%
Adjusted CFFO decreased by $20.3 million, or 36.9%, from $55.0 million for the three months ended September 30, 2020 to $34.7 million for the three months ended September 30, 2021, primarily driven by an decrease of $11.8 million in Billings at an Adjusted CFFO Margin of 25.2%.
The following table provides a comparison of Adjusted CFFO for the nine months ended September 30, 2021 to respective period in 2020:

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
Adjusted CFFO	$192,069	$118,295	$73,774	62.4%

Adjusted CFFO Margin	33.2%	30.3%
Adjusted CFFO increased by $73.8 million, or 62%, from $118.3 million for the nine months ended September 30, 2020 to $192.1 million for the nine months ended September 30, 2021, primarily driven by an increase of $188.0 million in Billings at an Adjusted CFFO Margin of 33.2%.
The Effect of the COVID-19 Pandemic
COVID-19 was declared a pandemic by the World Health Organization and has spread across the globe, impacting worldwide activity and financial markets. COVID-19 has had a significant impact on the global supply chain, financial markets, trading activities, and consumer behavior, and the expected duration of these impacts remain uncertain.

We have continued to operate our business without much disruption during the pandemic, and we required our employees to work remotely in response to stay-at-home orders imposed by the U.S. and local governments in March 2020. While COVID-19 has impacted the sales and profitability of many companies’ business over this period, it has not negatively impacted our net revenues so far, and our business has continued to perform well.
While it is not possible at this time to estimate the impact, if any, that COVID-19 will have on our business longer term, the continued spread of COVID-19 and the measures taken by governments, businesses, and other organizations in response to COVID-19 could adversely impact our business, financial condition, and our results of operations. For more information, see the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of the Original Report.

Liquidity and Capital Resources
General
As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $138.1 million. Cash and cash equivalents comprise bank deposits, money market funds, and certificates of deposit. Restricted cash comprises reserves held with credit card processors for chargebacks and refunds. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. In October 2021, we entered into a new $150 million Credit Facility that can be used to finance permitted acquisitions, for working capital and general corporate purposes. In the past, we have also historically leveraged the 2013 Credit Facility to fund our acquisitions. Following the completion of the Transactions, we expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from subscribers, the pace of expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, and the level of costs to operate as a public company following the Transactions. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies.
We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheets. Deferred revenue consists of the unearned portion of customer billings, which is recognized as net revenue in accordance with our revenue recognition policy. As of September 30, 2021, we had deferred revenue of $704.9 million, of which $338.2 million was recorded as a current liability and is expected to be recognized as net revenue over the next 12 months, provided all other revenue recognition criteria have been met.
As a result of the Transactions, we have incurred and expect that we will incur public company expenses related to our operations, plus payment obligations under the Tax Receivable Agreement, which we expect to be significant. MarketWise, Inc. intends to cause MarketWise, LLC to make distributions to MarketWise, Inc. in an amount sufficient to allow MarketWise, Inc. to pay its tax obligations and operating expenses, including distributions to fund any payments due under the Tax Receivable Agreement.
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members in amounts sufficient for the MarketWise Members to pay taxes due on their share of MarketWise income at prevailing individual income tax rates. Such amounts will be reflected in MarketWise, Inc.’s statement of cash flows as cash used in financing activities, and so will not decrease the amount of cash from operations or net income reflected in

MarketWise, Inc.’s financial statements. However, such distributions will decrease the amount of cash available to us for use in its business.
Tax Receivable Agreement
MarketWise, Inc. intends, as MarketWise, LLC’s sole manager, to cause MarketWise, LLC to make cash distributions to MarketWise, Inc. in an amount sufficient to cover MarketWise, Inc.’s obligations under the Tax Receivable Agreement. However, MarketWise, LLC’s ability to make such distributions to MarketWise, Inc. may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which MarketWise, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering MarketWise, LLC insolvent. If MarketWise, LLC does not have sufficient cash to fund distributions to MarketWise, Inc. in amounts sufficient to cover MarketWise, Inc.’s obligations under the Tax Receivable Agreement, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that MarketWise, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. MarketWise, Inc.’s failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because (i) MarketWise, LLC is prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of its indebtedness or (ii) MarketWise, LLC does not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment. See the descriptions of the Tax Receivable Agreement and MarketWise Third A&R Operating Agreement in the Original Report for additional information. Any payments made by MarketWise, Inc. to the MarketWise Members under the Tax Receivable Agreement will not be available for reinvestment in the business and will generally reduce the amount of cash that might have otherwise been available to MarketWise, Inc. and its subsidiaries.
The Tax Receivable Agreement provides that if (i) MarketWise, Inc. materially breaches any of its material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, or (iii) MarketWise, Inc. elects an early termination of the Tax Receivable Agreement, then MarketWise, Inc.’s future obligations, or its successor’s future obligations, under the Tax Receivable Agreement to make payments thereunder would accelerate and become due and payable, based on certain assumptions, including an assumption that MarketWise, Inc. would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement, and an assumption that, as of the effective date of the acceleration, any MarketWise Member that has Common Units not yet exchanged shall be deemed to have exchanged such Common Units on such date, even if MarketWise, Inc. does not receive the corresponding tax benefits until a later date when the Common Units are actually exchanged. As a result of the foregoing, MarketWise, Inc. would be required to make an immediate cash payment equal to the estimated present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, MarketWise, Inc. could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual tax benefits it ultimately realizes.
Share Repurchase Program
On November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023.
Stock repurchases under this program will be made from time to time, on the open market, in privately negotiated transactions or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing of the repurchases will depend on market conditions and other requirements. The Company currently anticipates the share repurchase program will extend over a two-year period, or such shorter period if $35.0 million in aggregate of shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.
Credit Facilities
On October 29, 2021, we entered into a Loan and Security Agreement with a syndicate of five banks, providing for a revolving credit facility of up to $150.0 million (the “Credit Facility”).
The relevant terms and covenants contained in the new Credit Facility are summarized below:
•Provides maximum revolving loans up to $150.0 million, and contains a $5.0 million sub-facility for letters of credit.
•Provides for uncommitted incremental revolving commitments or term loans of up to an additional $65 million, subject to obtaining the consent of each lender providing the commitments or loans.
•Borrowings under the Credit Facility as a spread to LIBOR will be at a range of 150 bps to 225 bps, and there is an unused commitment fee of 25 bps to 35 bps based on unused capacity.
•The Credit Facility has a term of three-years, maturing on October 29, 2024, and is secured by a first priority lien on substantially all of the assets of the Borrower and the Guarantors.
•The Credit Facility has two financial covenants, an interest coverage covenant and a leverage covenant, as well as customary affirmative and negative covenants.
With HSBC Bank USA, N.A. and BMO Capital Markets Corp. as joint lead arrangers and joint bookrunners, the syndicate bank group includes BMO Harris Bank N.A., Silicon Valley Bank, Wells Fargo Bank, N.A. and PNC Bank National Association. HSBC Bank USA, N.A. is the administrative agent.
The Company may use the proceeds of the Credit Facility to finance permitted acquisitions and for working capital and other general corporate purposes. The Advances under the Credit Facility are subject to conditions customary for facilities of this nature.
On December 31, 2013, we entered into a secured uncommitted credit agreement (the “2013 Credit Facility”) with a related party, secured by a first priority lien on all our assets. During the year ended December 31, 2020, we repaid all amounts outstanding under the 2013 Credit Facility. In February 2021, the 2013 Credit Facility was terminated.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$58,620	$72,984
Net cash used in investing activities	(8,202)	(9,588)
Net cash used in financing activities	(27,225)	(79,855)
Operating Activities
For the nine months ended September 30, 2021, net cash provided by operating activities was $58.6 million, primarily due to net loss of $989.8 million adjusted for non-cash charges of $931.6 million and net changes in our operating assets and liabilities of $116.8 million. The non-cash adjustments primarily related to stock-based compensation expenses of $936.7 million, which was driven by the increase in fair value as a result of a higher probability assigned to the market approach due to the signing of a letter of intent with ADAC during December 2020, and the granting and vesting of certain Class B Units. The changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $170.2 million due to our overall increase in sales, and an increase in accrued expenses of $31.0 million, partially offset by a net increase in deferred contract acquisition costs of $82.1 million.
For the nine months ended September 30, 2020, net cash provided by operating activities was $73.0 million, primarily due to net loss of $165.7 million and non-cash charges of $133.2 million, and partially offset by net changes in our operating assets and liabilities of $105.5 million. The non-cash adjustments primarily related to stock-based compensation income of $127.3 million, which was driven by the decrease in fair value of the Class B Units. The changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $128.0 million due to our overall increase in sales, partially offset by a net increase in deferred contract acquisition costs of $37.2 million.
Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities was $8.2 million, primarily driven by the payment of $7.1 million related to the acquisition of Chaikin, and $0.9 million to acquire intangible assets.
For the nine months ended September 30, 2020, net cash used in investing activities was $9.6 million, primarily driven by the payment of $9.2 million to acquire the noncontrolling interest of TradeSmith, and $0.2 million for property and equipment.
Financing Activities
For the nine months ended September 30, 2021, net cash used in financing activities was $27.2 million, primarily due to $135.5 million in distributions to members and $5.1 million in distributions to noncontrolling interests, which is offset by a $113.3 million inflow from proceeds from the transaction.
For the nine months ended September 30, 2020, net cash used in financing activities was $79.9 million, primarily due to $78.0 million in distributions to members, $5.4 million repayment of borrowings under the 2013 Credit Facility, and $0.5 million in distributions to noncontrolling interests.
Critical Accounting Policies and Significant Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies management believes are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
We primarily earn revenue from services provided in delivering subscription-based financial research, publications, and SaaS offerings to individual subscribers through our online platforms using the five-step method described in Note 2 to our consolidated financial statements.
Subscription revenues are recognized evenly over the duration of the subscriptions, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Subscribers are typically billed in advance of the subscriptions. The key estimates related to our revenue recognition are related to our estimated customer lives for our lifetime subscriptions, determination of standalone selling prices, and the amortization period for our capitalized contract costs.
We also offer lifetime subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually thereafter. Certain upfront fees on lifetime subscriptions are paid in installments over a 12-month period and, from time to time, over multiple years. We recognize revenue related to lifetime subscriptions over the estimated customer lives, which is five years. Management has determined the estimated life of lifetime customers based on historic customer attrition rates. The estimated life of lifetime customers was five years for each of the three- and nine-month periods ended September 30, 2021 and 2020, and for each of the years ended December 31, 2020, 2019, and 2018.
Our contracts with subscribers may include multiple performance obligations if subscription services are sold with other subscriptions, products, or events within one contract. For such contracts, we allocate net revenues to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to subscribers on a standalone basis.
We capitalize incremental costs that are directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered and if we expect the benefit of these costs to be longer than one year. We have elected to utilize the practical expedient and expense costs to obtain a contract with a subscriber when the expected benefit period is one year or less. Our capitalizable incremental costs include sales commissions to employees and fees paid to marketing vendors that are generally calculated as a percentage of the customer sale. We also capitalize revenue share fees that are payable to other companies, including related parties, who share their customer lists with us for each successful sale we make to a customer from their list. Capitalized costs are amortized on a straight-line basis over the shorter of the expected customer life and the expected benefit related directly to those costs, which is approximately four years. The amortization period for contract costs was approximately four years for each of the three- and nine-month periods ended September 30, 2021 and 2020, and for each of the years ended December 31, 2020, 2019, and 2018.
Transactions and Valuation of Goodwill and Other Acquired Intangible Assets
When we acquire a business, we allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.
Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing assets acquired and liabilities assumed include, but are not limited to, future expected cash flows from acquired customers, trade names, acquired technology from a market participant perspective, and determining useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. While management believes the assumptions and estimates it has made in the past have been appropriate, they are inherently uncertain and subject to refinement. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. We did not have significant measurement period adjustments during the three- and nine-month periods ended September 30, 2021 and 2020 and during the years December 31, 2020, 2019, and 2018.
Stock-Based Compensation
Historically, we granted Class B Units to certain key employees. Prior to the Transactions, the Class B Units were classified as liabilities as opposed to equity and remeasured to fair value at the end of each reporting period, with the change in value being charged to stock-based compensation expense. Because the Class B Units were classified as liabilities on our consolidated balance sheet, all profits distributions made to the holders of the Class B Units were considered to be stock-based compensation expenses. Expense was recognized using the greater of the expenses as calculated based on (i) the legal vesting of the underlying units and (ii) a straight-line basis.

Because our Class B Units were not publicly traded, we estimated the fair value of our Class B Units. Historically, the fair values of Class B Units were estimated by our board of managers based on our equity value. Our board of managers considered, among other things, contemporaneous valuations of our equity value prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. To estimate the fair value of the Class B Units, a two-step valuation approach was used. First our equity value was estimated using a market approach and a discounted cash flow approach by projecting our net cash flows into the future and discounting these cash flows to present value by applying a market discount rate. This calculated equity value was then allocated to the common units outstanding using an option pricing model by determining the distributions available to unit holders in a hypothetical liquidation. Our board of managers exercised reasonable judgment and considered several objective and subjective factors to determine the best estimate of the fair value of our Class B Units, including:
•our historical and expected operating and financial performance;
•current business conditions;
•our stage of development and business strategy;
•macroeconomic conditions;
•our weighted average cost of capital;
•risk-free rates of return;
•the volatility of comparable publicly traded peer companies; and
•the lack of an active public market for our equity units.
Upon consummation of the Transactions, the vesting of all outstanding awards was accelerated and each Class B Unit was exchanged for Common Units in MarketWise, LLC.
Recently Issued Accounting Pronouncements
See the section titled “Summary of Significant Accounting Policies” in Note 2 of the notes to our consolidated financial statements included in the Original Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We had cash and cash equivalents of $137.6 million and $114.4 million as of September 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits, money market accounts, and certificates of deposit. We hold cash with federally insured financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with high-quality financial institutions and periodically evaluating the credit quality of those institutions.
Interest Rate Risk
Cash and cash equivalents are held primarily for working capital purposes. These interest-earning instruments are subject to interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and has not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We also historically have had exposure in changing interest rates in connection with the 2013 Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors. and other factors beyond our control. In June 2020, we repaid all amounts outstanding under the 2013 Credit Facility. As such, a hypothetical 1% increase or decrease in market interest rates during the nine-month period ending September 30, 2020 would not result in a material change to our consolidated financial statements.
Currency Exchange Risk
We do not believe that foreign currency exchange has had a material effect on our business, results of operations, or financial condition. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into foreign currency derivative or hedging transactions, but may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases, and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
As previously reported, in connection with the audit of our consolidated financial statements for the year ended December 31, 2020, our management and auditors determined that material weaknesses existed in our internal control over financial reporting related to: (i) a lack of contemporaneous documentation and account reconciliation, and (ii) the lack of a formal or documented risk assessment process.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we have taken a number of remediation steps and continue with our efforts, including implementing a number of steps to enhance internal controls over financial reporting and enhancing our internal review procedures related to the financial reporting process and the implementation of new software tools, and implementing a risk assessment over financial reporting controls, we have not concluded that the material weaknesses have been fully remediated as of September 30, 2021, and therefore have concluded that our disclosure controls and procedures were not effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 1. Legal Proceedings.
Not applicable.

Item 1A. Risk Factors.
The risks described below could have a material adverse impact on our business, financial condition, or operating results. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations
Summary Risk Factors
The following is a summary of some of the risks, uncertainties, and assumptions that could materially adversely affect our business, financial position, results of operations, and cash flows. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of our securities. You should read this summary together with the more detailed description of each risk factor contained below.
•Our business depends on our ability to attract new subscribers and to persuade existing subscribers to renew their subscription agreements with us and to purchase additional products and services from us. If we are unable to attract new subscribers, or continue to engage existing subscribers, our revenue and operating results may be adversely affected.
•If we fail to adequately market our products and services, or to monitor and manage our use of social media platforms as marketing tools, it could have a material adverse effect on our business, results of operations, and financial condition.
•Failure to maintain and protect our reputation for trustworthiness and independence may harm our business. In addition, in the event the reputation of any of our current or former directors, officers, key contributors, editors, or editorial staff were harmed for any reason, our business, results of operations, and financial condition could suffer.
•If we fail to effectively manage our growth, our business, results of operations, and financial condition could be harmed.
•Our future success depends on attracting, developing, and retaining capable management, editors, and other key personnel.
•Our success depends on our ability to respond to and adapt to changes in technology and consumer behavior.
•If we are unable to successfully integrate acquisitions, identify and integrate future acquisitions, or dispose of assets and businesses, our results of operations could be adversely affected.
•The effect of the COVID-19 pandemic on our business is currently unknown, but a worsening or prolonging of its effects may adversely affect our business, financial condition, and results of operations.
•Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
•Our business, products, and facilities are at risk of a number of material disruptive events that our operational risk management and business continuity programs may not be adequate to address.
•Disruptions to our third-party technology providers and management systems could harm our business and lead to loss of subscribers.
•We are subject to payment processing risk.
•Failure to comply with laws and regulations or other regulatory action or investigations, including with respect to the federal and state securities laws, could adversely affect our business.

•We could face liability for the information and data we collect and distribute or the reports and other documents produced by our software products.
•Any failure of our internal security measures or breach of our privacy protections could cause us to lose subscribers and subject us to liability.
•We are subject to laws, regulations, and industry standards related to data privacy, data protection, and information security, including industry requirements such as the Payment Card Industry Data Security Standard. Our actual or perceived failure to comply with such obligations could harm our business.
•Changes in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns or changes in tax legislation could adversely affect our business, financial condition, and results of operations.
•MarketWise, Inc.’s sole material asset is its interest in MarketWise, LLC, and, accordingly, it will depend on distributions from MarketWise, LLC to pay its taxes and expenses, including payments under the Tax Receivable Agreement. MarketWise, LLC’s ability to make such distributions may be subject to various limitations and restrictions.
•The Tax Receivable Agreement requires MarketWise, Inc. to make cash payments to the MarketWise Members in respect of certain tax benefits to which MarketWise, Inc. may become entitled, and no such payments will be made to any holders of our Class A common stock unless such holders are also MarketWise Members. The payments MarketWise, Inc. will be required to make under the Tax Receivable Agreement may be substantial.
•We qualify as an “emerging growth company” and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller growth companies may make its securities less attractive to investors.
•The MarketWise Members have significant influence over us, including control over decisions that require the approval of MarketWise, Inc. stockholders.
•The MarketWise Members have the right to have their MarketWise Units redeemed or exchanged into shares of Class A common stock, which, if exercised, will dilute your economic interest in MarketWise, Inc.
•A significant portion of the total outstanding shares of our Class A common stock (or shares of our Class A common stock that may be issued in the future pursuant to the exchange or redemption of MarketWise Units) are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our securities to drop significantly, even if our business is doing well.
•Under certain circumstances, the Sponsor and certain members of our management team will be entitled to the Sponsor Earnout Shares and the Management Member Earnout Shares, as applicable, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
•The requirements of being a public company require significant resources and management attention and affect our ability to attract and retain executive management and qualified board members.
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of its financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, ours ability to accurately and timely report financial results could be adversely affected.
Risks Related to Our Business and Industry

Our business depends on our ability to attract new subscribers and to persuade existing subscribers to renew their subscription agreements with us and to purchase additional products and services from us. If we are unable to attract new subscribers, or continue to engage existing subscribers, our revenue and operating results may be adversely affected.
To increase our revenue and maintain profitability, we must attract new subscribers and retain, and expand the subscriptions of, existing subscribers. Our ability to successfully attract and retain subscribers to our subscription products depends in part on the quality of the content, including the performance of any investment ideas published. To the extent the returns on such investments fail to meet or exceed the expectations of our subscribers or the performance of relevant benchmarks, our ability to attract new subscribers or retain existing subscribers to such services will be adversely affected.
Over 90% of our revenue is typically generated from existing subscribers through their recurring subscriptions. Our subscribers have no obligation to renew their subscriptions for products after the expiration of the subscription period, which is typically one year, and in the normal course of business some subscribers have elected not to renew their subscriptions. In addition, our subscribers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our subscribers, and our renewal rates may decline or fluctuate as a result of a number of factors, including subscribers usage, pricing changes, expiration of temporary product promotions, number of products or services used by our subscribers, customer satisfaction or dissatisfaction with our products or services, pricing or capabilities of the products and services offered by our competitors, increased competition, reduction in customer spending levels, changes in our renewal policies or practices for subscribers, and deteriorating general economic conditions. If our subscribers do not renew their subscriptions, buy additional content, or maintain or increase the amount they spend with us, our revenue will decline and our business will suffer.
Our success also depends on our ability to sell additional products, more subscriptions, or higher-priced and premium editions of our products and services to our current subscribers, which requires increasingly sophisticated and costly sales efforts. We seeks to expand existing subscriptions by deepening customer engagement through new touchpoints and expanding our portfolio of tools and products for purchase. The rate at which our existing subscribers purchase new or enhanced services depends on a number of factors, including the quality of our content, general economic conditions, the level of interest and investment in individual stocks and other self-directed investment vehicles versus index funds, exchange-traded funds and other passive investment vehicles, and our subscribers’ receptiveness to higher-priced and premium tools and products.
If we fail to adequately market our products and services, or to monitor and manage our use of social media platforms as marketing tools, it could have a material adverse effect on our business, results of operations, and financial condition.
Our marketing efforts are designed to identify and attract prospective subscribers primarily within our target market and ultimately convert them into full lifetime subscribers. We also employ marketing to promote our content, drive conversation about our content and services, and promote visits by our subscribers. We utilize a broad mix of marketing programs and platforms, including social media sites, to promote our services and content to current and prospective subscribers.
In order to successfully reach a larger number of prospective subscribers and attract new subscribers, we must continually assess the manner and platforms on which we are marketing our products and services. Rapid changes in technology and the ways in which people are reached can make this process more difficult. If we are unable to effectively and efficiently market our products and services, our business, results of operations, and financial condition may be adversely affected.
For example, historically one of our primary means of communicating with our subscribers and keeping them engaged with our products has been via email communication. Our ability to communicate via email enables us to keep our subscribers updated on new products and present discount and promotional offers, among other things. As consumer habits evolve in the era of web-enabled mobile devices and messaging/social networking apps, usage of email, particularly among the younger demographic, has declined. In addition, deliverability and other restrictions imposed by third-party email providers and/or applicable law could limit or prevent our ability to send emails to our current or prospective users. While we continually works to find new means of communicating and connecting with our subscribers, there is no assurance that such alternative means of communication will be as effective as email has been. Any failure to develop or take advantage of new means of communication or limitations on those means of communications imposed by laws, device manufacturers, or other sources could have an adverse effect on our business, financial condition, and results of operations.
We may also limit or discontinue use or support of certain marketing sources or activities if advertising rates increase or if we become concerned by perceptions that certain marketing platforms or practices are intrusive or damaging to our brand. If available marketing channels are restricted, our ability to engage with and attract subscribers may be adversely affected. In addition, companies that promote our services or permit us to use their marketing platforms may decide that their relationship with us negatively impacts their business, or they may make business decisions that negatively impact us. For example, if a company that currently promotes our business decides to compete directly with us, enter a similar business, deny us access to its platform, or exclusively support our competitors, we may no longer have access to their marketing channels.
Such companies may also disagree with, or choose to take a public stance against, the editorial content produced by certain of our operating brands, or otherwise decide to publicly cease providing services to us. This may result in, among other things, loss of access to the marketing channels provided by these companies, copycat behavior by other of our vendors, difficulty retaining or attracting employees, or negative media attention.
Furthermore, if we are unable to cost-effectively use social media platforms or ad networks as marketing tools, our ability to acquire new subscribers and our financial condition may suffer. Unauthorized or inappropriate use of our social media channels could result in harmful publicity or negative customer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our ability to successfully connect with consumers.
Furthermore, there are extensive and rapidly evolving regulations governing our ability to market to subscribers, whether via post, email, or social media platforms, and our marketing is subject to the rules and regulations of the U.S. Federal Trade Commission (the “FTC”) and state consumer protection agencies. The failure by us, our employees, or third parties acting at our direction to comply with applicable laws and regulations could subject us to regulatory investigations, lawsuits, including class actions, liability, fines, or other penalties and could result in a material adverse effect on our business, results of operations, and financial condition. In addition, an increase in the use of social media platforms for product promotion and marketing may cause an increase in our burden to monitor compliance of such platforms, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
To the extent we promote our content inefficiently or ineffectively, we may not be able to obtain expected subscriber acquisition and retention benefits, and our business, results of operations, and financial condition may be adversely affected.
Failure to maintain and protect our reputation for trustworthiness and independence may harm our business. In addition, in the event the reputation of any of our current or former directors, officers, key contributors, editors, or editorial staff were harmed for any reason, our business, results of operations, and financial condition could suffer.
We believe our portfolio of brands are highly regarded because of the integrity of their editorial content. Independence is at the core of our brands and business, and we believe that our reputation and the reputation of our brands is one of our greatest corporate assets. Importantly, we believe that one of our greatest competitive advantages is the loyalty that we have gained from our subscribers as a direct result of our brand, reputation for integrity, and ability to deliver high-quality products and services. To protect our brands, our corporate policies, codes of conduct, and workplace culture demand that all of our content providers, whether employees or outside contributors, adhere to rigorous standards of integrity and independence, including guidelines that are designed to prevent any actual, potential, or perceived conflict of interest, and to comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a market event, the non-disclosure of a security ownership position by one or more of our content providers, the manipulation of a security by one or more of our content providers, or any other breach of our compliance policies could harm our reputation for trustworthiness and reduce readership.
In the event the reputation of any of our current or former directors, officers, key contributors, editors, or editorial staff were harmed for any reason, we could suffer as a result of our association with such individual, including if the quantity or value of future services we received from the individual was diminished. In particular, us and our operating brands depend heavily on the ideas and reputation of their editors and editorial teams, and often name products and operating companies after members of those editorial teams. To the extent that any such editors or editorial team members have, in the past, been the subject of regulatory actions, accusations, claims, investigations, lawsuits, or settlements, such actions may have or may continue to have a negative impact on our reputation, readership and financial results. Furthermore, if, at any point in the future, any editors, contributors, or other personnel associated with our, our products, or brands, or businesses that we may acquire become the subject of regulatory actions, accusations, claims, investigations, lawsuits, or settlements, any such action may have a negative impact on our reputation, readership, and financial results. These risks apply to editors, contributors, or other personnel of us that are currently part of the our organization, as well as any such people that were part of us in the past or become part of us in the future, whether by acquisition or otherwise. In addition, any failures by us to continue to effectively instill in our employees the expectation of independence and integrity may devalue our reputation over time. Our reputation may also be harmed by factors beyond our control, such as adverse news reports about our products and services, negative publicity about the investment newsletter industry generally, or negative publicity about key personnel associated with our business. These events could materially adversely affect our business, results of operations, and financial condition.
If we fail to effectively manage our growth, our business, results of operations, and financial condition could be harmed.
The scope and complexity of our business have increased significantly in recent years. The growth and expansion of our business creates significant challenges for our management, operational, and financial resources. In the event of continued growth of our operations or the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions. This could negatively affect our business performance.
We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As we continue to grow, we must effectively integrate, develop, and motivate new employees, and we must maintain the beneficial aspects of our corporate culture. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency, ability to meet our forecasts, and employee morale, productivity, and retention could suffer, and our business, results of operations, and financial condition could be adversely affected.
In addition, our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fails to achieve the necessary level of efficiency in our organization as we grow, or if we are not able to accurately forecast future growth, our business, results of operations, and financial condition could be harmed.
Our future success depends on attracting, developing, and retaining capable management, editors, and other key personnel.

Our ability to compete in the marketplace depends upon our ability to recruit and retain key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications, video, and other systems, direct marketers to sell subscriptions, and salespersons to sell our subscriptions.
Many of our key employees are bound by agreements containing non-competition provisions. There can be no assurances that these arrangements with key employees will provide adequate protections to us or will not result in management changes that would have material adverse impact on us. In addition, we may incur increased costs to continue to compensate our key executives, as well as other employees, through competitive salaries, stock ownership, and bonus plans. Nevertheless, we can make no assurances that these programs will allow us to retain our management or key employees or hire new employees. The loss of one or more of our key employees, or our inability to attract experienced and qualified replacements, could materially adversely affect our business, results of operations, and financial condition.
In addition, some of our products, particularly our editorial products, reflect the talents, efforts, personalities, investing skills, portfolio returns, and reputations of their respective editors. As a result, the services of these key editors and analysts form an essential element of our revenue. There is a limited pool of editors and analysts who have the requisite skills, training, and education necessary to meet our standard for our editorial products. We compete with many businesses and organizations that are seeking skilled individuals, particularly those with experience in the financial industry and those with degrees in technical fields, who are particularly critical to our editorial products. Competition for such professionals can be intense, as other companies seek to enhance their positions in the markets we serve.
If we are unable to retain key editors and analysts, or should we lose the services of one or more of them to death, disability, loss of reputation, or any other reason, or should their popularity diminish or their investing returns and investing ideas fail to meet or exceed benchmarks and investor expectations, we may fail to attract new editors and analysts acceptable to our readers. Therefore, the loss of services of one or more of our key editors and analysts could have a material adverse effect on our business, results of operations, and financial condition.
We face significant competition. Many of our competitors and potential competitors have larger customer bases, more established brand recognition, and greater financial, marketing, technological, and personnel resources than we do, which could put us at a competitive disadvantage. Additionally, some of our competitors and potential competitors are better capitalized than we are and able to obtain capital more easily, which could put us at a competitive disadvantage.
We experience intense competition across all markets for our products, with competitors ranging in size from smaller, specialized publishers to multimillion dollar corporations. Some of our competitors have larger customer bases, more established name recognition, a greater market share, and larger financial, marketing, technological, and personnel resources than we do. In particular, our services face intense competition from other providers of business, personal finance, and investing content, including:
•free online financial news aggregators and content providers, like Yahoo! Finance and Seeking Alpha;
•traditional financial news publishers, like The Wall Street Journal, Investor’s Business Daily, and Barron’s;
•consumer-focused online subscription businesses, such as The Motley Fool; and
•institutional financial software providers, such as Bloomberg, FactSet, and S&P Global.
Our ability to compete successfully depends on many factors, including the quality, originality, timeliness, insightfulness, and trustworthiness of our content and that of our competitors, the popularity and performance of our contributors, the success of our recommendations and research, our ability to introduce products and services that keep pace with new investing trends, our ability to adopt and deploy new technologies for running our business, the ease of use of services developed by us or our competitors, and the effectiveness of our sales and marketing efforts. Future competitive pressure may result in price reductions, lower sales volumes, reduced margins, or loss of market share, any of which could materially adversely affect our business, results of operations, and financial condition.

Accordingly, we cannot guarantee that we will be able to compete effectively with our current or future competitors or that this competition will not significantly harm our business.
Additionally, advances in technology have reduced the cost of production and online distribution of print, audio, and video content, including content like podcasts, which has lowered the bar for market entry to providers of both free and paid content. While our platform does not rely on ad-sponsored content, many of our competitors offer ad-sponsored content that enables them to deliver content for low, or no, subscription costs. We compete with these other publications and services for customers, employees, and contributors. In addition, media technologies and platforms are rapidly evolving, and the technologies and platforms through which data is consumed can shift quickly. Certain of our competitors may be better situated to quickly take advantage of consumer preference for new technologies and platforms, and the economics of distributing content through the use of new technologies and platforms may be materially different from the economics of distributing content through our current platforms. If we fail to offer our content in the manner or on the platforms in which our audience desires to consume it, or if we do not have offerings that are as compelling and/or cost effective as those of our competitors, our business, results of operations, and financial condition may be materially adversely affected.
Adverse or weakened conditions in the financial sector, global financial markets, and global economy may impact our results.
Our business results are partly driven by factors outside of our control, including general economic and financial market trends. Any unfavorable changes in the environment in which we operate could cause a corresponding negative effect on our business results, as they may cause customers to become particularly cautious about capital and data content expenditures. As a result, we may experience lower revenue, cash flow, and other financial results in the event of a market downturn. In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the United States and the European Union, concerns about China’s economy, complications involving terrorism, armed conflicts, civil unrest around the world, or other challenges to global trade or travel, such as the effect on the global economy posed by the COVID-19 pandemic.
Furthermore, our average customers are people at or approaching retirement age who may be particularly vulnerable during economic downturns. Therefore, a prolonged period of contraction in the global economy could adversely affect our business, results of operation, and financial condition.
Our success depends on our ability to respond to and adapt to changes in technology and consumer behavior.
We believe the technology landscape has been changing at an accelerating rate over the past several years. Advances in technology have led to an increasing number of methods for delivery of content and have resulted in a wide variety of consumer demands and expectations, which are also rapidly evolving. The increasing number of digital media options available on the Internet, through social networking tools and through mobile and other devices distributing content, is expanding consumer choice significantly. In addition, there has been an increasing focus on technology not merely supplying additional tools for users, but also offering solutions to specific customer problems. Given a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how, and at what price they consume digital content. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business, results of operations, and financial condition may be adversely affected. In addition, our reputation could suffer if we are perceived as not moving quickly enough to meet the changing needs of investors.
Our future success will continue to depend upon our ability to identify and develop new products and enhancements that address the future needs of our target markets and respond to their changing standards and practices. We may not be successful in developing, introducing, marketing, licensing, and implementing new products and enhancements on a timely and cost-effective basis or without impacting the performance, stability, security, or efficiency of existing products and customer systems. Further, any new products and enhancements may not adequately meet the needs of our target markets. Our failure or inability to anticipate and respond to changes in the marketplace, including competitor and supplier developments, may also adversely affect our business, operations, and growth.
Furthermore, the success of our software products depends on frequently rolling out new features so that we can quickly incorporate user feedback, and we cannot guarantee that we will successfully adapt our software to meet such evolving customer needs. Our competitive position and business results may suffer if we fail to meet client demands, if our execution speed is too slow, or if we adopts a technology strategy that does not align with changes in the market.
As technology continues to evolve, the expenditures necessary to integrate new technology into our products and services could be substantial, and we may incur additional operating expenses if such integration projects take longer than anticipated. Other companies employing new technologies before we are able to do so could aggressively compete with our business. If we are not successful in responding to changes in technology and consumer behavior, we may lose new business opportunities or potential renewals or upgrades from existing subscribers and our business, financial condition, and prospects may be adversely affected.
If we are unable to successfully integrate acquisitions, identify and integrate future acquisitions, or dispose of assets and businesses, our results of operations could be adversely affected.
As a part of our strategic plan, we have acquired businesses and we intend to continue to pursue selective acquisitions to support our business strategy. These acquisitions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability. Such risks and challenges include:
•underperformance relative to our expectations and the price paid for the acquisition;
•unanticipated demands on our management and operational resources;
•failure to improve scalability;
•difficulty in integrating personnel, operations, and systems;
•retention of customers of the combined businesses;
•inability to maintain relationships with key customers, suppliers, and partners of an acquired business;
•assumption of contingent liabilities; and
•acquisition-related earnings charges.
The benefits of an acquisition or an investment may take considerable time to develop, and certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets. If our acquisitions are not successful, we may record impairment charges. Our ability to continue to make acquisitions will depend upon our success at identifying suitable targets at acceptable prices, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities, and potential profitability, as well as the availability of capital.
We expect to continue making acquisitions and establishing investments and joint ventures as part of our long-term business strategy. Acquisitions, investments, and joint ventures involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations, particularly if numerous acquisitions or joint ventures are in process at the same time. Financing an acquisition could result in dilution from issuing equity securities, reduce our financial flexibility because of reductions in our cash balance, or result in a weaker balance sheet from incurring additional debt.
The effect of the COVID-19 pandemic on our business is currently unknown, but a worsening or prolonging of its effects may adversely affect our business, financial condition, and results of operations.

The novel coronavirus (“COVID-19”) was first reported in Wuhan, China in December 2019 and subsequently spread to the United States in January 2020. Since then, COVID-19 has spread across the globe and was declared a pandemic by the World Health Organization in March 2020. COVID-19 has had a significant impact on the global supply chain, financial markets, trading activities, and consumer behavior, and the expected duration of these impacts remain uncertain. While the COVID-19 pandemic has not adversely affected our business and results of operations so far, it remains uncertain how the pandemic will impact our business in the future, and the COVID-19 pandemic may have a negative impact on our business, liquidity, and results of operations due to the occurrence of some, or all, of the following events or circumstances:
•extreme volatility in financial and other capital markets;
•Our inability to manage our business effectively due to key employees becoming ill, working from home inefficiently, and being unable to travel to our offices;
•the requirement that our management team shift its focus to mitigating risks related to COVID-19 and away from day-to-day operations and initiatives;
•the inability of existing and prospective subscribers to purchase or renew paid subscriptions;
•disruptions to our marketing campaigns;
•fewer opportunities for analysts to attend conferences, symposia, and other research activities;
•disruptions in our ability to conduct product development;
•potential postponement or cancellation of previously planned initiatives or strategic transactions; and
•system interruptions that slow our websites or make our websites unavailable as our third-party software and service providers experience increased usage.
The extent to which the COVID-19 outbreak impacts our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, and the impact of COVID-19 on economic activity. We are actively monitoring our business and operations to take appropriate actions with the intention to mitigate risks arising from the COVID-19 pandemic, but there can be no guarantee that the actions we take will be successful. Should the situation worsen and not improve, or our steps for risk mitigation fail, our business, financial condition, results of operations, and prospects may be materially and adversely affected. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from subscribers ratably over the terms of their subscription agreements, which are typically one year, although we also offer our services for a term of one month, occasionally multiple years and often for a lifetime membership. As a result, most of the revenue we report in each period is the result of subscription agreements entered into during prior periods. Consequently, a decline in new or renewed subscriptions in any one period may not be reflected in our revenue results for that period. However, any such decline will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales, our failure to achieve internal sales targets, a decline in the market acceptance of our services, or potential decreases in our retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from additional sales must be recognized over the applicable subscription term. By contrast, a significant portion of our operating costs are expensed as incurred, which occurs as soon as a subscriber purchases a product. As a result, an increase in subscribers could result in recognition of more costs than revenue in the earlier portion of the subscription term. We may not attain sufficient revenue to maintain positive cash flow from operations or achieve profitability in any given period.

Our business, products, and facilities are at risk of a number of material disruptive events that our operational risk management and business continuity programs may not be adequate to address.
Our business and products are dependent on our ability to provide investment research, software applications, and other products and services on a current and time-sensitive basis. We rely extensively on our computer systems and other network infrastructure, which are located across multiple facilities in the United States. Problems in our network systems may lead to cascading effects involving downtime, overloading of third-party data centers, and other issues that may affect our subscribers. We and our vendors are at risk of disruptions from numerous factors, including major weather events, fires, droughts, floods, earthquakes, volcanic activity, diseases, epidemics, pandemics, violent incidents, terrorist attacks, natural disasters, power loss, telecommunications, Internet, and other critical infrastructure failures, governmental actions, strikes and labor disturbances, riots, civil unrest, terrorism, war, abrupt political change, viruses, cybersecurity attacks and breaches, responses by various governments and the international community to any such acts, and other events beyond our control. Such events could cause delays in initiating or completing sales, impede our subscribers’ access to our products and services, disrupt or shut down critical client-facing and business processes, impede the travel of our personnel, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which could negatively impact our financial condition and operating results.
Our database and network facilities, and those of our third-party service providers, may also be vulnerable to security breaches, including cyberattacks, viruses, and denial of service attacks that could lead to misappropriation of our data, corruption of our databases, or limitation of access to our information systems. To defend against these threats, we implement a series of controls focusing on both prevention and detection, including firewalls, intrusion detection systems, automated scanning and testing, server hardening, antivirus software, training, and patch management. We make significant investments in servers, storage, and other network infrastructure to prevent incidents of network failure and downtime, but we cannot guarantee that these efforts will work as planned. These risks may be increased with respect to operations housed at facilities outside of our direct control, and currently all of the communications, networks, and computer hardware used to operate the cloud for our platforms is located at facilities maintained by third parties that we do not own or control.
We may modify, enhance, upgrade, and implement new systems, procedures, and controls to reflect changes in our business, technological advancements, and industry trends. These upgrades can create risks associated with implementing new systems and integrating them with existing ones. We may also incur additional costs in relation to any new systems, procedures, and controls, and additional management attention could be required in order to ensure an efficient integration, placing burdens on our internal resources.
Most of our products and services depend heavily on our electronic delivery systems and the Internet. Our ability to deliver information using the Internet may be impaired because of infrastructure failures or outages in our systems or those of our third-party service providers or Internet providers, malicious attacks, or other factors. If disruptions, outages, failures, or slowdowns of our electronic delivery systems or the Internet occur, our ability to distribute our products and services effectively and to serve our subscribers may be impaired.
We are also subject to potential shortcomings in our own business resilience practices, such as failures to fully understand dependencies between different business processes across the locations at which they are performed, inadequate vendor risk assessment and management processes and critical vendor dependencies, concentration of certain critical activities in areas of geopolitical risk or with “single point of failure” employees or employee groups, and possibly ineffective location recovery strategies in the event of a location disruption.
Disruptions to our third-party technology providers and management systems could harm our business and lead to loss of subscribers.
We depend on third-party technology providers and management systems to distribute our content and process transactions. We exercise no control over our third-party vendors or the infrastructure or networks under which they operate, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors, or an inability to keep up with our growing demands for capacity, could have significant adverse impacts on our business reputation, customer relations, and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
Moreover, our third-party technology providers may disagree with, or choose to take a public stance against, the editorial content produced by certain of our operating brands, or otherwise decide to publicly cease providing services to us. This may result in, among other things, disruption in our operations, copycat behavior by other of our vendors, difficulty retaining or attracting employees, or negative media attention.
We may require additional capital to support business growth, and such capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing services, improve our operating infrastructure, or acquire complementary businesses and products. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of Class A common stock. Any debt financing we may pursue in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
Furthermore, our Credit Facility provides for the ability to borrow up to $150 million, and includes an uncommitted incremental facility feature that permits us to incur up to an additional $65 million of total borrowings, subject to obtaining the consent of each lender providing the additional commitments and other conditions as set forth in the credit agreement governing our Credit Facility. Borrowings under our Credit Facility are secured by substantially all the properties, rights, and assets of our direct subsidiary, MarketWise, LLC, as well as certain of its direct and indirect material U.S. subsidiaries. Additionally, the credit agreement governing our Credit Facility contains certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, and transfer or dispose of assets, as well as financial covenants that requires us to maintain specified leverages. These covenants could limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our financial covenants, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations, and strategy.
We are subject to payment processing risk.
Our subscribers pay for our services using a variety of different payment methods, including credit and debit cards, gift cards, prepaid cards, and direct debit. We rely on internal systems, as well as those of third parties, to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, changes in public perception and confidence in the payment systems we are utilizing, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners, and/or disruptions or failures in our payment processing systems, partner systems, or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operations could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and, if not adequately controlled and managed, could create negative consumer perceptions of our products and services. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted, and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.
Risks Related to Legal and Regulatory Matters
Failure to comply with laws and regulations or other regulatory action or investigations, including with respect to the federal and state securities laws, could adversely affect our business.
Various aspects of our business and services are subject to federal, state, and local regulation, as well as regulation outside the United States. We rely upon the “publisher’s exclusion” from the definition of “investment adviser” under Section 202(a)(11)(D) of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and corresponding state securities laws for our investment newsletter business. In order to maintain our qualification for this exclusion, our newsletter publications must be: (1) of a general and impersonal nature, in that the advice provided is not adapted to any specific portfolio or any client’s particular needs; (2) “bona fide” or genuine, in that it contains disinterested commentary and analysis as opposed to promotional material; and (3) of general and regular circulation, in that it is not timed to specific market activity or to events affecting, or having the ability to affect, the securities industry. The United States Supreme Court in Lowe v. Securities and Exchange Commission, 472 U.S. 181 (1985), held that a publisher of advice concerning securities, even where that advice consisted of specific recommendations to buy, sell, or hold particular securities, is entitled to rely on the publisher’s exclusion where the publisher does not offer individualized advice tailored to any specific portfolio or to any client’s particular needs. As long as communications between the publisher and its subscribers remain entirely impersonal and do not develop into the kind of fiduciary relationships that are characteristic of investment adviser-client relationships, the Lowe court held that such products and publications presumptively fall within the exclusion and thus the publisher is not subject to registration under the Advisers Act.
We believe our provision of financial research products meets the requirements of the publisher’s exclusion as described above. The financial research products we offer to our clients are of a general and impersonal nature and are not individualized or tailored to any client’s particular needs. We do not collect any investor suitability information, nor does we perform any suitability analysis; rather, our publications are disseminated to all subscribers without regard to their individual investment objectives. The products are marketed to the general public and do not reflect any fiduciary or person-to-person relationships that are characteristic of investment adviser-client relationships. Our financial research offerings are genuine publications, providing disinterested and impersonal commentary and analysis to our subscribers. We are not compensated by the sponsors or distributors of any investment products highlighted in our publications. We publish our research reports on a routine or periodic basis, and publication is not timed to specific market activity or to events affecting or having the ability to affect the securities industry. The publication frequency of our newsletters varies based on the subject product, though newsletters are generally published on a monthly basis. If we change our business practices in such a way as to not satisfy the publisher’s exclusion, or otherwise fails to comply with the regulatory requirements concerning this exclusion, we may face sanctions as an unregistered investment adviser or other results that could have a negative effect on our business.
In recent years, consumer protection regulations, particularly in connection with marketing on the Internet and consumer privacy, have become more aggressive, and we expect that new laws and regulations will continue to be enacted at the local, state, national, and international levels. In addition, there is extensive regulatory scrutiny of financial publishers and investment newsletters because of concerns over schemes involving touting, front running, “pumping and dumping,” scalping, undisclosed conflicts of interest, deceptive marketing, and false performance claims. Any new legislation and enhanced scrutiny, alone or combined with increasingly aggressive enforcement of existing laws, could make our ability to comply with applicable laws and regulations more difficult and expensive. In addition, we have been, and may in the future continue to be, the subject of requests from or investigations by state and federal regulatory bodies, and may be subject to continued or increased regulatory scrutiny in the future. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition.

We could face liability for the information and data we collect and distribute or the reports and other documents produced by our software products.
We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish, including our research. For example, investors may take legal action against us if they rely on published information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees.
We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges and other data providers. We also incorporate data from a variety of third-party sources. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others.
We could be subject to claims by providers of publicly available data and information we compile from websites and other sources that we have improperly obtained that data in violation of the source’s copyrights or terms of use or based on the provisions of legislation that limit the bases on which businesses can collect personal information from and about individuals. We could also be subject to claims from third parties, such as securities exchanges, from which we license and redistribute data and information that we have used or redistributed the data or information in ways not permitted by our license rights, or that we have inadequately permitted our subscribers to use such data. The agreements with such exchanges and other data providers give them extensive data use audit rights, and such audits can be expensive and time consuming and potentially result in substantial fines. Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.
We may not adequately protect or enforce our own intellectual property and may incur costs to defend against, or face liability for, intellectual property infringement claims (or related claims) of others.
To protect our intellectual property, we rely on a combination of trademarks, copyrights, confidentiality agreements, and various other contractual arrangements with our employees, affiliates, customers, strategic partners, and others. We own several trademark registrations and copyright registrations, and has pending trademark applications, including in the United States and Canada. We may seek additional trademark, patent, and other intellectual property filings, which could be expensive and time-consuming. These trademarks, patents, and other registered intellectual property rights may not be granted and, even if they are, it is expensive to maintain these rights and the costs of defending our rights could be substantial. Moreover, our failure to develop and properly manage new intellectual property could hurt our market position and business opportunities.
Our code of conduct, employee handbook, and other internal policies seek to protect our intellectual property against misappropriation, infringement, and unfair competition. We also utilizes various tools to police the Internet to monitor piracy and unauthorized use of our content. In addition, whether we grant access to our intellectual property via contract or license third-party content and/or technology, we incorporate contractual provisions to protect our intellectual property and seek indemnification for any third-party infringement claims.
However, we cannot provide any guarantee that the foregoing provisions will be honored by or enforceable against the counterparties to such arrangements, or adequate to protect us from third-party claims, suits, government investigations, and other proceedings involving alleged infringement, misappropriation, dilution, or violation of, or conflict with, third-party intellectual property rights or other related matters, or that these provisions will prevent the theft of our intellectual property, as we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States because of the differences in foreign laws concerning proprietary rights, which could make it easier for competitors to capture a market position in such countries by utilizing technologies and products that are similar to those developed or owned by or licensed to us. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and affect our ability to compete effectively. Further, any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations, and financial condition. In addition, the various agreements, policies, procedures, and contractual provisions that we rely on to protect our proprietary rights do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to those contained in our products and services. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business.
The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement, misappropriation, dilution, conflict with, or other violations of intellectual property rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from providers of software products or services. From time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. We have from time to time been subject to claims by third parties alleging infringement, misappropriation, dilution, or violation of, or conflict with, their intellectual property rights and other related claims. Such claims can also be alleged against clients, customers, or distributors of our products or services whom we have agreed to indemnify against third-party claims of infringement. The defense of such claims can be costly and consume valuable management time and attention. We may be faced with an adverse determination in respect of such claims, or we may be forced to settle such claims on unfavorable terms, which in each case can include the payment of damages, the entry into royalty or licensing arrangements on commercially unfavorable terms, or the suspension or cessation of our ability to offer affected products or services, or the requirement that we redesign such affected products or services. If litigation were to arise from any such claim, there can be no certainty we would prevail. If any of these risks were to materialize, we could have a material adverse effect on our business, financial condition, or results of operations. In addition, depending on the nature and timing of any such dispute, an unfavorable resolution of a legal matter could materially affect our current or future results of operations or cash flows in a particular quarter.
Any failure of our internal security measures or breach of our privacy protections could cause us to lose subscribers and subject us to liability.
Our business requires that we securely collect, process, store, transmit, and dispose of confidential information relating to our operations, subscribers, employees, and other third parties. In particular, Paid Subscribers are required to furnish certain information (including name, mailing address, phone number, email address, and credit card information) (collectively “personal information”), which we use to administer our services. We also require Free Subscribers (as defined below) to provide us with some personal information during the membership registration process. Additionally, we rely on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification, and at times rely on third parties, including technology consulting firms, to help protect our infrastructure from security threats. We strive to invest in systems, processes, controls, and other security measures to guard against the risk of improper access to or release of such information.
However, despite our investments, these measures do not guarantee absolute security, and improper access to or release of confidential information may still occur through employee error or malfeasance, system error, other inadvertent release, failure to properly purge and protect data, or cyberattack. Any security incident, including those resulting from a cyberattack, phishing attack, or any unauthorized access, unauthorized usage, virus, or similar incident or disruption, could result in the loss or destruction of, inaccessibility or unauthorized access to, or use, alteration, disclosure, or acquisition of, data, damage to our reputation, litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations.
We have suffered in the past, and may in the future suffer, malicious attacks by individuals or groups (including those sponsored by nation-states, terrorist organizations, or global corporations seeking to illicitly obtain technology or other intellectual property) seeking to attack our products and services or penetrate our network infrastructure to gain access to confidential information, including personal information, or to launch or coordinate distributed denial of service attacks. While we have dedicated resources intended to maintain appropriate levels of cybersecurity and implemented systems and processes intended to help identify cyberattacks and protect our network infrastructure, these attacks have become increasingly frequent, sophisticated, and difficult to detect, and often are not detected until after they have been launched against a target. We may be unable to anticipate these attacks or implement sufficient preventative measures, and we therefore cannot assure you that our preventative measures will be successful in preventing compromise and/or disruption of our information technology systems and related data. We furthermore cannot be certain that our remedial measures will fully mitigate the adverse financial consequences of any cyber-attack or incident.
Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of customers, vendors, and service providers. Our information technology systems interact with those of customers, vendors, and service providers. Our contracts with those parties typically require them to implement and maintain adequate security controls, but we may not have the ability to effectively monitor the security measures of all our customers, vendors, and service providers and otherwise meet such additional regulatory expectations.
Additionally, we engage third-party vendors and service providers to store and otherwise process some of our customers’ personal information, and they may be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors’ and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals.
If our security measures are breached as a result of third-party action, employee error, a defect or bug in our products or those of our third-party service providers, malfeasance, or otherwise and, as a result, someone obtains unauthorized access to our data, including our confidential, sensitive, or other information about individuals or the confidential, sensitive, or other information about individuals of our customers, or other persons, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, and we could incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services.
We are subject to laws, regulations, and industry standards related to data privacy, data protection, and information security, including industry requirements such as the Payment Card Industry Data Security Standard. Our actual or perceived failure to comply with such obligations could harm our business.
Our products and websites routinely collect, store, process, and transmit personal information about an individual, including personally identifiable information and personal financial information such as credit card information. We are subject to various laws and related regulations relating to data privacy, data protection, and information security. Such laws and regulations restrict how personal information is collected, processed, stored, used, and disclosed, and sets standards for our security, implements notice requirements regarding privacy practices, and provides individuals with certain rights regarding the use, disclosure, and sale of their protected personal information. If we are found to have breached any such laws, regulations, or industry standards, we may be subject to enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties, and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.
In the United States, both federal and various state governments have adopted or are considering, laws, guidelines, or rules for the collection, distribution, use, and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into force in 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal information. The CCPA is enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. Furthermore, California voters approved the California Privacy Rights Act (the “CPRA”) on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal information. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. Our compliance with these changing and increasingly burdensome and sometimes conflicting regulations and requirements may cause us to incur substantial costs or require us to change our business practices, which may impact financial results. If we fail to comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees, or fines.
We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (the “PCI DSS”), a security standard applicable to companies that collect, store, or transmit certain data regarding credit and debit cards, holders, and transactions. Under the PCI DSS and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry data security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our customers the option of using payment cards. If we were unable to accept payment cards, our business would be materially harmed.
In addition, laws in countries outside of the United States create significant compliance obligations and liability. For example, to the extent our operations are subject to the General Data Protection Regulation (the “GDPR”), this will create an ongoing compliance commitment and substantial costs. Ensuring compliance with the GDPR could involve substantial costs, and it is possible that, despite our efforts, governmental authorities or third parties will assert that our business practices fail to comply. If our operations are found to be in violation of the GDPR, we may be required to change our business practices and/or be subject to significant civil penalties, business disruption, and reputational harm, any of which could have a material adverse effect on our business. In particular, serious breaches of the GDPR can result in administrative fines of up to the higher of 4% of annual worldwide revenues and €20 million.
Additionally, we make disclosures and statements regarding our use of personal information through our privacy policies and statements through our products and websites as required by privacy or data protection regulation. Failure (or perceived failure) to comply with our public statements or to adequately disclose our privacy or data protection practices could result in costly investigations by governmental authorities, litigation, and fines, as well as reputational damage and customer loss, which could have material impacts on our revenue and operations.
We also from time to time acquire other companies that collect and process personal information. While we perform extensive due diligence on the technology systems of these companies, there can be no assurance that such companies have not suffered data breaches or system intrusions prior to or continuing after our acquisition for which we may be liable.
While we maintain insurance coverage that is intended to address certain aspects of cybersecurity and data protection risks, such coverage may not be sufficient to cover all or the majority of the costs, losses, or types of claims. Our insurance covers reputational damage and loss of customers arising out of a cyber attack. We do not cover the costs for improvements to our systems.
Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, results of operations, and financial condition.
From time to time, we are subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. Such claims may include defamation, libel, intellectual property infringement, securities law violations, misappropriation, dilution, violation, fraud or negligence, or other theories of liability, in each case relating to the articles, commentary, investment recommendations, or other information we provide through our services. Such allegations, claims, and proceedings may be brought by third parties, including customers, partners, employees, governmental or regulatory bodies, or competitors, and may include class actions.

Defending against such claims and proceedings is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations. The outcome of many of these claims and proceedings cannot be predicted, and any claims asserted against us regardless of merit or eventual outcome, may harm our reputation. Our insurance or indemnities may not cover all claims that may be asserted against us. If any of these claims or proceedings were to be determined adversely to us, a judgment, fine, or settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our business, results of operations, and financial condition could be materially adversely affected.
Our failure to comply with the anti-corruption, trade compliance, and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation and results of operations.
We must comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”) and the U.K. Bribery Act 2010 (the “Bribery Act”), as well as the laws of the countries where we do business. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions, and partnering activities. Where they apply, the FCPA and the Bribery Act prohibit us and our officers, directors, employees, and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing, or providing anything of value to public officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered public officials for purposes of the FCPA and the Bribery Act. We are also subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses, or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption.
Our business also must be conducted in compliance with applicable economic sanctions laws and regulations, such as laws administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant sanctions authorities. Our operations expose us to the risk of violating, or being accused of violating, anti-corruption, trade compliance, and economic sanctions laws and regulations, and those risks may be heightened as we continue to expand globally. Our failure to successfully comply with these laws and regulations may expose us to reputational harm, significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and debarment from government contracts, and other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition, and results of operations.
Changes in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns or changes in tax legislation could adversely affect our business, financial condition, and results of operations.
Our provision for income taxes is subject to volatility and could be adversely affected by a number of factors, including earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expected timing and amount of the release of any tax valuation allowances, tax effects of share-based compensation, outcomes as a result of tax examinations, or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof.
To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed. Significant judgment is required to determine the recognition and measurement attribute prescribed in GAAP relating to accounting for income taxes. In addition, we are subject to examinations of our income tax returns by the U.S. Internal Revenue Service (the “IRS”) and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Organizational Structure
MarketWise, Inc.’s sole material asset is its interest in MarketWise, LLC, and, accordingly, it will depend on distributions from MarketWise, LLC to pay its taxes and expenses, including payments under the Tax Receivable Agreement. MarketWise, LLC’s ability to make such distributions may be subject to various limitations and restrictions.
MarketWise, Inc. is a holding company and has no material assets other than its ownership in MarketWise, LLC. As such, MarketWise, Inc. has no independent means of generating revenue or cash flow, and its ability to pay taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of MarketWise, LLC and its subsidiaries, and distributions MarketWise, Inc. receives from MarketWise, LLC. There can be no assurance that MarketWise, LLC and its subsidiaries will generate sufficient cash flow to distribute funds to MarketWise, Inc., or that applicable state law and contractual restrictions, including negative covenants in any debt agreements of MarketWise, LLC or its subsidiaries, will permit such distributions. Although MarketWise, LLC is not currently subject to any debt agreement or other agreements that would restrict its ability to make distributions to MarketWise, Inc., the terms of future debt instruments or other agreements may restrict the ability of MarketWise, LLC to make distributions to MarketWise, Inc. or of MarketWise, LLC’s subsidiaries to make distributions to MarketWise, LLC.
MarketWise, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of MarketWise Units, including MarketWise, Inc. Accordingly, MarketWise, Inc. will incur income taxes on its allocable share of any net taxable income of MarketWise, LLC. Under the terms of the MarketWise Operating Agreement, MarketWise, LLC is obligated, subject to various limitations and restrictions, including with respect to any debt agreements, to make tax distributions to holders of MarketWise Units, including MarketWise, Inc. In addition to tax expenses, MarketWise, Inc. will also incur expenses related to its operations, including payments under the Tax Receivable Agreement, which could be substantial. MarketWise, Inc. intends, as its sole manager, to cause MarketWise, LLC to make cash distributions to the owners of MarketWise Units in an amount sufficient to (i) fund all or part of such owners’ tax obligations in respect of taxable income allocated to such owners and (ii) cover MarketWise, Inc.’s operating expenses, including payments under the Tax Receivable Agreement. However, MarketWise, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which MarketWise, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering MarketWise, LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that MarketWise, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. MarketWise, Inc.’s failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because (i) MarketWise, LLC is prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of its indebtedness or (ii) MarketWise, LLC does not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment. In addition, if MarketWise, LLC does not have sufficient funds to make distributions, its ability to declare and pay cash dividends will also be restricted or impaired.
Under the MarketWise Operating Agreement, MarketWise, LLC will, from time to time, make distributions in cash to its equityholders (including MarketWise, Inc.) pro rata, in amounts at least sufficient to cover the taxes on their allocable share of taxable income of MarketWise, LLC. As a result of (i) potential differences in the amount of net taxable income allocable to MarketWise, Inc. and to MarketWise, LLC’s other equityholders, (ii) the lower tax rates currently applicable to corporations as opposed to individuals, and (iii) the favorable tax benefits that

MarketWise, Inc. anticipates from any redemptions or exchanges of MarketWise Units for our Class A common stock or cash pursuant to the MarketWise Operating Agreement in the future, tax distributions payable to MarketWise, Inc. may be in amounts that exceed its actual tax liabilities with respect to the relevant taxable year, including its obligations under the Tax Receivable Agreement. MarketWise, Inc.’s board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of other expenses or dividends on MarketWise, Inc.’s stock, although MarketWise, Inc. will have no obligation to distribute such cash (or other available cash) to its stockholders. Except as otherwise determined by MarketWise, Inc. as the sole manager of MarketWise, LLC, no adjustments to the exchange ratio for MarketWise Units and corresponding shares of our Class A common stock will be made as a result of any cash distribution by MarketWise, Inc. or any retention of cash by MarketWise, Inc. To the extent MarketWise, Inc. does not distribute such excess cash as dividends on its our Class A common stock, it may take other actions with respect to such excess cash—for example, holding such excess cash or lending it (or a portion thereof) to MarketWise, LLC, which may result in shares of our Class A common stock increasing in value relative to the value of MarketWise Units. The holders of MarketWise Units may benefit from any value attributable to such cash balances if they acquire shares of our Class A common stock in exchange for their MarketWise Units, notwithstanding that such holders may previously have participated as holders of MarketWise Units in distributions by MarketWise, LLC that resulted in such excess cash balances.
The Tax Receivable Agreement requires MarketWise, Inc. to make cash payments to the MarketWise Members in respect of certain tax benefits to which MarketWise, Inc. may become entitled, and no such payments will be made to any holders of our Class A common stock unless such holders are also MarketWise Members. The payments MarketWise, Inc. will be required to make under the Tax Receivable Agreement may be substantial.
MarketWise, Inc. is party to the Tax Receivable Agreement with the MarketWise Members and MarketWise, LLC. Under the Tax Receivable Agreement, MarketWise, Inc. generally is required to make cash payments to the MarketWise Members equal to 85% of the tax benefits, if any, that MarketWise, Inc. actually realizes, or in certain circumstances is deemed to realize, as a result of (1) the increases in the tax basis of assets of MarketWise, LLC resulting from any future redemptions or exchanges of MarketWise Units for our Class A common stock or cash by the MarketWise Members pursuant to the MarketWise Operating Agreement, or certain distributions (or deemed distributions) by MarketWise, LLC and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. No such payments will be made to any holders of our Class A common stock unless such holders are also MarketWise Members.
The amount of the cash payments that MarketWise, Inc. will be required to make under the Tax Receivable Agreement may be substantial. Any payments made by MarketWise, Inc. to the MarketWise Members under the Tax Receivable Agreement will not be available for reinvestment in the business and will generally reduce the amount of cash that might have otherwise been available to MarketWise, Inc. and its subsidiaries. To the extent MarketWise, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, MarketWise, Inc.’s future obligations to make payments under the Tax Receivable Agreement could make MarketWise, Inc. and its subsidiaries a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on the MarketWise Members’ continued ownership of MarketWise Units or our Class A common stock or our Class B common stock.
The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of redemptions or exchanges by the MarketWise Members, the price of shares of our Class A common stock at the time of any exchange, the extent to which such exchanges are taxable, the amount of gain recognized by the MarketWise Members, the amount and timing of the taxable income MarketWise, LLC generates in the future, and the tax rates and laws then applicable.
In certain cases, future payments under the Tax Receivable Agreement to the MarketWise Members may be accelerated or significantly exceed the actual benefits MarketWise, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if (i) MarketWise, Inc. materially breaches any of its material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, or (iii) MarketWise, Inc. elects an early termination of the Tax Receivable Agreement, then MarketWise, Inc.’s future obligations, or its successor’s future obligations, under the Tax Receivable Agreement to make payments thereunder would accelerate and become due and payable, based on certain assumptions, including an assumption that MarketWise, Inc. would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement, and an assumption that, as of the effective date of the acceleration, any MarketWise Member that has MarketWise Units not yet exchanged shall be deemed to have exchanged such MarketWise Units on such date, even if MarketWise, Inc. does not receive the corresponding tax benefits until a later date when the MarketWise Units are actually exchanged.
As a result of the foregoing, MarketWise, Inc. would be required to make an immediate cash payment equal to the estimated present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, MarketWise, Inc. could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual tax benefits it ultimately realizes. In addition, to the extent that MarketWise, Inc. is unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. MarketWise, Inc.’s failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because (i) MarketWise, LLC is prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of its indebtedness or (ii) MarketWise, LLC does not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment. In these situations, MarketWise, Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on MarketWise, Inc.’s liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. There can be no assurance that MarketWise, LLC will be able to fund or finance MarketWise, Inc.’s obligations under the Tax Receivable Agreement.
MarketWise, Inc. will not be reimbursed for any payments made to the MarketWise Members under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that MarketWise, Inc. determines, and the U.S. Internal Revenue Service (the “IRS”) or another tax authority may challenge all or part of the tax basis increases or other tax benefits MarketWise, Inc. claims, as well as other related tax positions it takes, and a court could sustain any such challenge. MarketWise, Inc.’s ability to settle or to forgo contesting such challenges may be restricted by the rights of the MarketWise Members pursuant to the Tax Receivable Agreement, and such restrictions apply for as long as the Tax Receivable Agreement remains in effect. In addition, MarketWise, Inc. will not be reimbursed for any cash payments previously made to the MarketWise Members under the Tax Receivable Agreement in the event that any tax benefits initially claimed by MarketWise, Inc. and for which payment has been made to the MarketWise Members are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by MarketWise, Inc. to the MarketWise Members will be netted against any future cash payments that MarketWise, Inc. might otherwise be required to make to the MarketWise Members under the terms of the Tax Receivable Agreement. However, MarketWise, Inc. might not determine that it has effectively made an excess cash payment to the MarketWise Members for a number of years following the initial time of such payment, and, if any of its tax reporting positions are challenged by a taxing authority, MarketWise, Inc. will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments MarketWise, Inc. previously made under the Tax Receivable Agreement could be greater than the amount of future cash payments against which MarketWise, Inc. would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits MarketWise, Inc. claims are complex and factual in nature, and there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) or a court will not disagree with MarketWise, Inc.’s tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that MarketWise, Inc. actually realizes in respect of the tax attributes with respect to the MarketWise Members that are the subject of the Tax Receivable Agreement.
If MarketWise, Inc. were deemed to be an investment company under the Investment Company Act of 1940 as a result of its ownership of MarketWise, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”), a company generally will be deemed to be an “investment company” for purposes of the Investment Company Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. MarketWise, Inc. does not believe that it is an “investment company” as such term is defined in either of those sections of the Investment Company Act.
As the sole managing member of MarketWise, LLC, MarketWise, Inc. will control MarketWise, LLC. On that basis, MarketWise, Inc. believes that its interest in MarketWise, LLC is not an “investment security” as that term is used in the Investment Company Act. However, if MarketWise, Inc. were to cease participation in the management of MarketWise, LLC, its interest in MarketWise, LLC could be deemed an “investment security” for purposes of the Investment Company Act.
MarketWise, Inc. and MarketWise, LLC intend to conduct their respective operations so that MarketWise, Inc. will not be deemed an investment company. However, if MarketWise, Inc. were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on MarketWise’s capital structure and its ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Risks Related to Ownership of Our Class A Common Stock
We qualify as an “emerging growth company” and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller growth companies may make its securities less attractive to investors.
We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the U.S. Securities Act of 1933, as amended (the “Securities Act”). For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404 of SOX (“Section 404”); (ii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements; and (iii) exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until December 31, 2025 (the last day of the fiscal year ending after the fifth anniversary of ADAC’s initial public offering), though we may cease to be an emerging growth company earlier if (1) we have more than $1.07 billion in annual gross revenue, (2) we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (3) we issue, in any three-year period, more than $1.0 billion in non-convertible debt securities held by non-affiliates. We currently intend to take advantage of each of the reduced reporting requirements and exemptions described above. As a result, our securityholders may not have access to certain information they may deem important.
Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor a company that has opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.
Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements in its periodic reports. We will remain a smaller reporting company until the last day of the fiscal year in which we fail to meet the following criteria: (i) the market value of our common stock held by non-affiliates does not exceed $250 million as of the end of that fiscal year’s second fiscal quarter; or (ii) our annual revenues do not exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates does not exceed $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
It is difficult to predict whether investors will find our securities less attractive as a result of its taking advantage of these exemptions and relief granted to emerging growth companies and smaller reporting companies. If some investors find our securities less attractive as a result, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market price of our securities may be more volatile.
Once we lose our “emerging growth company” and/or “smaller reporting company” status, we will no longer be able to take advantage of certain exemptions from reporting, and we will also be required to comply with the auditor attestation requirements of Section 404. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
The dual class structure of our common stock may adversely affect the trading price or liquidity of our Class A common stock.
Although our Class A common stock and Class B common stock have identical voting rights, it is difficult to predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual-class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual-class structure, we will likely be excluded from certain of these indices and there can be no assurance that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.
In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures, and our dual-class structure may cause shareholder advisory firms to publish negative commentary about its corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
The MarketWise Members have significant influence over us, including control over decisions that require the approval of MarketWise, Inc. stockholders.
The MarketWise Members control, in the aggregate, approximately 90.6% of the voting power represented by all of our outstanding classes of stock. Of that percentage, Monument & Cathedral, LLC controls approximately 35.1% of the voting power represented by all of our outstanding classes of stock. As a result, the MarketWise Members (and Monument & Cathedral, LLC in particular) may exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, appointment and removal of officers, any amendment of our Charter or MarketWise, Inc.’s bylaws (our “Bylaws”), and any approval of significant corporate transactions (including a sale of substantially all of MarketWise, LLC’s assets), and will continue to have significant control over our management and policies, including policies around financing, compensation, and declaration of dividends.
Certain MarketWise Members or affiliates of MarketWise Members are members of our board of directors. These board members can take actions that have the effect of delaying or preventing a change of control of MarketWise, LLC or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with the MarketWise Members may have an adverse effect on the price of our securities. The interests of the MarketWise Members may not be consistent with your interests as a securityholder.
The MarketWise Members have the right to have their MarketWise Units redeemed or exchanged into shares of Class A common stock, which, if exercised, will dilute your economic interest in MarketWise, Inc.
We have an aggregate of approximately 919,796,531 shares of our Class A common stock authorized but unissued, including 291,092,303 shares of our Class A common stock issuable upon redemption or exchange of MarketWise Units that are held by the MarketWise Members. Under the terms of the MarketWise Operating Agreement, and subject to certain restrictions set forth therein, the MarketWise Members are entitled to have their MarketWise Units redeemed or exchanged for shares of our Class A common stock or, at our option, cash. Shares of our Class B common stock held by any such redeeming or exchanging MarketWise Member will be canceled for no additional consideration on a one-for-one basis with the redeemed or exchanged MarketWise Units whenever the MarketWise Members’ MarketWise Units are so redeemed or exchanged. While any redemption or exchange of MarketWise Units and corresponding cancellation of our Class B common stock will reduce the MarketWise Members’ economic interest in MarketWise and its voting interest in MarketWise, Inc., the related issuance of our Class A common stock will dilute your economic interest in us. The timing or size of any future issuances of our Class A common stock resulting from the redemption or exchange of MarketWise Units cannot be predicted.
A significant portion of the total outstanding shares of our Class A common stock (or shares of our Class A common stock that may be issued in the future pursuant to the exchange or redemption of MarketWise Units) are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the Registration Rights Agreement, subject to certain exceptions, the Sponsor and the MarketWise Members are contractually restricted from selling or transferring, (a) with respect to the Sponsor, the shares of our common stock held by the Sponsor on the closing date of the Transactions or received by the Sponsor in connection with the Transactions and (b) with respect to the MarketWise Members, (i) the shares of our Class A common stock received by the MarketWise Members on the closing date of the Transactions and (ii) any shares of Class A common stock received by any MarketWise Member thereafter pursuant to a direct exchange or redemption of MarketWise Units held as of the closing date of the Transactions under the MarketWise Operating Agreement. Such restrictions end (i) with respect to the Sponsor and any MarketWise Member that is a member of our management, on the earlier of (x) July 21, 2022 and (y) the date on which the last reported sale price of our Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing December

18, 2021 and (ii) with respect to any MarketWise Member that is not a member of our management, January 17, 2022.
Following the expiration of the applicable lock-up period, neither the MarketWise Members nor the Sponsor will be restricted from selling shares of Class A common stock held by them or that may be received by them in exchange for MarketWise Units or warrants, as the case may be, other than by applicable securities laws. Additionally, the PIPE Investors are not restricted from selling any of their shares of Class A common stock, other than by applicable securities laws. As such, sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities.
As restrictions on resale end and registration statements for the sale of shares of Class A common stock and warrants by the parties to the Registration Rights Agreement are available for use, the sale or possibility of sale of these shares of Class A common stock and warrants could have the effect of increasing the volatility in the market price of Class A common stock or warrants, or decreasing the market price itself.
Our warrants are exercisable for Class A common stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
There are 30,979,993 outstanding warrants to purchase an equal number of shares of Class A common stock at an exercise price of $11.50 per share, which warrants are currently exercisable. To the extent such warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our securities.
Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our securities.
We are accounting for both the public warrants and the Private Placement Warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and Private Placement Warrants warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the liability related to the warrants, which are accounted for as derivative instruments. Additional factors that impact the value of the warrants as derivative instruments include the volatility of our stock price, discount rates, and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations.
Under certain circumstances, the Sponsor and certain members of our management team will be entitled to the Sponsor Earnout Shares and the Management Member Earnout Shares, as applicable, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
If at any time prior to July 21, 2025 (i) the last reported sale price of Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period or (ii) we consummate a transaction that results in our stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property having a value equal to or exceeding $12.00 per share, the Sponsor will be entitled to the release from escrow of 1,525,500 shares of our Class A common stock (representing 50% of the 3,051,000 shares subject to the earn-out escrow) and certain members of our management team will be entitled to an aggregate of 1,000,000 newly issued shares of Class A common stock. Furthermore, if at any time prior to July 21, 2025 (i) the last reported sale price of Class A common stock equals or exceeds $14.00 per share for any 20 trading days within any 30-trading day period or (ii) we consummate a transaction that results in our stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property having a value equal to or exceeding $14.00 per share, the Sponsor will be entitled to the release from escrow of an additional 1,525,500 shares of our Class A common stock (representing the remaining 50% of the 3,051,000 shares subject to the earn-out escrow) and certain members of our management team will be entitled to an additional 1,000,000 newly issued shares of Class A common stock in the aggregate. To the extent the Management Member Earnout Shares are issued, there will be dilution to the holders of Class A common stock and an increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that the Management Member Earnout Shares may be issued could adversely affect the market price of our securities.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect our securityholders, which could depress the price of our securities.
Our Charter authorizes us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the relative rights, limitations, preferences, privileges, restrictions, and other terms of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our securities at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our securities.
As a result of our business combination with a special purpose acquisition company, regulatory obligations may impact us differently than other publicly traded companies.
On July 21, 2021, we consummated the Transactions with ADAC, a special purpose acquisition company, pursuant to which we became a publicly traded company. As a result of this transaction, regulatory obligations have, and may continue, to impact us differently than other publicly traded companies. For instance, the SEC and other regulatory agencies may issue additional guidance or apply further regulatory scrutiny to companies like us that have completed a business combination with a special purpose acquisition company. Managing this regulatory environment, which has and may continue to evolve, could divert management’s attention from the operation of our business, negatively impact our ability to raise additional capital when needed, or have an adverse effect on the price of our securities.
The requirements of being a public company require significant resources and management attention and affect our ability to attract and retain executive management and qualified board members.
As a newly public company, we will incur legal, regulatory, finance, accounting, investor relations, and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We are now subject to the Exchange Act, including the reporting requirements thereunder, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq rules and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly (although these costs currently unable to be estimated with any degree of certainty), and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. Further, these rules and regulations may make it more difficult and more expensive for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, enhanced legal and regulatory regimes and heightened standards relating to corporate governance and disclosure for public companies result in increased legal and financial compliance costs and make some activities more time consuming.

Pursuant to Section 404, once we are no longer an emerging growth company or a smaller reporting company, we may be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of complying with Section 404 will significantly increase, and management’s attention may be further diverted from other business concerns, which could adversely affect our business and results of operations. We may need to hire more employees in the future or engage outside consultants to comply with the requirements of Section 404, which will further increase cost and expense.
If we are unable to satisfy its obligations as a public company, we could be subject to delisting of our Class A common stock or public warrants, fines, sanctions, and other regulatory actions and potentially civil litigation.
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of its financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, ours ability to accurately and timely report financial results could be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
Prior to the completion of the Transactions, we had been a private company with limited accounting personnel and other resources to address its internal control over financial reporting. During the course of preparing for the Transactions, our management and independent registered public accounting firm determined that we had material weaknesses in internal controls related to (i) the lack of contemporaneous documentation and account reconciliation and (ii) the lack of a formal or documented risk assessment process.
We are currently implementing a number of steps to enhance our internal control over financial reporting and address the material weaknesses, including enhancing our internal review procedures related to the financial reporting process and the implementation of new software tools.
Our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our Class A common stock and we may be unable to maintain compliance with listing requirements.
If we fail to put in place appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels.
As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404. As a public company, we will have significant requirements for enhanced financial reporting and internal controls.
The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy its reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. This assessment will need to include disclosure of any material weaknesses identified by our management in its internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2022, our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.
If we fail to implement the requirements of Section 404 in the required timeframe once we are no longer an emerging growth company or a smaller reporting company, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the Nasdaq. Furthermore, if we are unable to conclude that our internal controls over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.
An active, liquid trading market for our securities may not develop or be sustained.
There can be no assurance that an active trading market for our Class A common stock and warrants will develop or, if such a market develops, that we will be able to maintain an active trading market for those securities on the Nasdaq or any other exchange in the future. If an active market for our securities does not develop or is not maintained, or if MarketWise, Inc. fails to satisfy the continued listing standards of the Nasdaq for any reason and its securities are delisted, it may be difficult for our securityholders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards and acquire other companies, products, or technologies by using shares of capital stock as consideration.
The market price and trading volume of our securities may be volatile and could decline significantly.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our Class A common stock and warrants in spite of our operating performance, which may limit or prevent investors from readily selling their Class A common stock or warrants and may otherwise negatively affect the liquidity of our Class A common stock or warrants. There can be no assurance that the market price of Class A common stock and warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•actual or anticipated fluctuations in our annual or quarterly financial condition and operating results;
•actual or anticipated changes in our growth rate relative to our competitors;
•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•speculation in the press or investment community about our business or industry;
•issuance of new or updated research or reports by securities analysts, or the failure of securities analysts to provide adequate coverage of our Class A common stock in the future;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•Class A common stock or warrant price and volume fluctuations attributable to inconsistent trading volume levels of our Class A common stock or warrants;
•additions or departures of key personnel;
•disputes or other developments related to proprietary rights;
•additional or unexpected changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;
•announcement or expectation of additional equity or debt financing efforts;
•equity sales by us, the MarketWise Members, our insiders, or our other stockholders;
•general economic and market conditions, including any impacts associated with the COVID-19 pandemic; and
•other factors described in this “Risk Factors” section and elsewhere in this report.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price and trading volume of our securities could decline.
The trading market for our securities depends in part on the research and reports that securities or industry analysts publish about us or our business. We will not control these analysts, and the analysts who publish information about us may have relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If few or no securities or industry analysts cover us, the trading price for our securities would be negatively impacted. If one or more of the analysts who covers us downgrades our securities, publishes incorrect or unfavorable research about us, ceases coverage of us, or fails to publish reports on us regularly, demand for and visibility of our securities could decrease, which could cause the price or trading volumes of our securities to decline.
We may be subject to securities class action, which may harm our business and operating results.
Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and damages, and divert management’s attention from other business concerns, which could seriously harm our business, results of operations, financial condition, or cash flows.
We may also be called on to defend ourself against lawsuits relating to its business operations. Some of these claims may seek significant damages amounts. Due to the inherent uncertainties of litigation, the ultimate outcome of any such proceedings cannot be accurately predicted. A future unfavorable outcome in a legal proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlements, or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and we do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects, and such other factors as our board of directors deems relevant. Therefore, you are not likely to receive any dividends on your Class A common stock for the foreseeable future, and the success of an investment in our Class A common stock will depend upon any future appreciation in its value.
Delaware law and our Charter and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Charter and Bylaws and the DGC, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, Charter and Bylaws include the following provisions:
•a classified board of directors with staggered, three-year terms;
•the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•prohibition on cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the ability of our board of directors to amend the Bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.
The provisions of our Charter requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our Charter provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery

Court does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”) or our Bylaws or Charter (as each may be amended from time to time) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. Our Charter also provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our Charter provides that the exclusive forum provision will not apply to claims seeking to enforce any liability or duty created by the Exchange Act.
These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Charter to be inapplicable or unenforceable in such action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†
Business Combination Agreement, dated as of March 1, 2021, by and among Ascendant Digital Acquisition Corp., Beacon Street Group, LLC, Members of Beacon Street Group, LLC, and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

2.2†
Amendment No. 1 to Business Combination Agreement, dated as of May 21, 2021, by and among Ascendant Digital Acquisition Corp., Beacon Street Group, LLC, and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

2.3†
Amendment No. 2 to Business Combination Agreement, dated as of June 16, 2021, by and among Ascendant Digital Acquisition Corp., MarketWise, LLC, and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

3.1	Certificate of Incorporation of MarketWise, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
3.2	Bylaws of MarketWise, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.1
Amended and Restated Registration Rights Agreement dated July 21, 2021, by and among MarketWise, Inc., Ascendant Sponsor LP, and certain members of Ascendant Sponsor LP and of MarketWise, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

10.2
Tax Receivable Agreement dated July 21, 2021, by and among MarketWise, Inc., MarketWise, LLC, and certain members of MarketWise, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

10.3†
Third A&R Operating Agreement dated July 21, 2021, by and among MarketWise, Inc., MarketWise, LLC and the members of MarketWise, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.5+	MarketWise, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.6+	2021 MarketWise, Inc. Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.7+	2021 MarketWise, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†    The annexes, schedules, and certain exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule, or exhibit to the SEC upon request.

+    Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MARKETWISE, INC.

Date: November 12, 2021	By:	/s/ Dale Lynch
	Name:	Dale Lynch
	Title:	Chief Financial Officer