Form 10-K
period 2021-12-31
MARKETWISE, INC.
filed 2022-03-10
CIK 1805651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(888) 261-2693
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d). ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☑ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                ☑ Yes    ☐ No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☐     Accelerated filer            ☐
Non-accelerated filer    ☑     Smaller reporting company    ☑     Emerging growth company    ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Market on June 30, 2021 was approximately $411.9 million.
As of March 4, 2022, there were 28,518,135 shares of the registrant’s Class A common stock and 291,092,303 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
•Failure to maintain and protect our reputation for trustworthiness and independence may harm our business. In addition, in the event the reputation of any of our current or former directors, officers, key contributors, editors, or staff were harmed for any reason, our business, results of operations, and financial condition could suffer.
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
•The Tax Receivable Agreement requires MarketWise, Inc. to make cash payments to the members of the MarketWise, LLC, other than MarketWise, Inc. (the “MarketWise Members”) in respect of certain tax benefits to which MarketWise, Inc. may become entitled, and no such payments will be made to any holders of our Class A common stock unless such holders are also MarketWise Members. The payments MarketWise, Inc. will be required to make under the Tax Receivable Agreement may be substantial.
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
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of its financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report financial results could be adversely affected.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding our financial position and business strategy, and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this report, including, but not limited to:

•our ability to attract new subscribers and to persuade existing subscribers to renew their subscription agreements with us and to purchase additional products and services from us;
•our ability to adequately market our products and services, and to develop additional products and product offerings;
•our ability to manage our growth effectively, including through acquisitions;
•failure to maintain and protect our reputation for trustworthiness and independence;
•our ability to attract, develop, and retain capable management, editors, and other key personnel;
•our ability to grow market share in our existing markets or any new markets we may enter;
•adverse or weakened conditions in the financial sector, global financial markets, and global economy;
•our ability to respond to and adapt to changes in technology and consumer behavior;
•failure to successfully identify and integrate acquisitions, or dispose of assets and businesses;
•our public securities’ potential liquidity and trading;
•the impact of the regulatory environment and complexities with compliance related to such environment;
•the impact of the COVID-19 pandemic;
•our future capital needs;
•our ability to maintain an effective system of internal control over financial reporting, and to address and remediate existing material weaknesses in our internal control over financial reporting;
•our ability to maintain and protect our intellectual property; and
•other factors detailed under the section of this report entitled “Risk Factors.”
These forward-looking statements are based on information available as of the date of this report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I

Item 1. Business.
Unless the context otherwise requires, all references in this subsection to “MarketWise,” “we,” “us,” or “our” refer to the business of MarketWise, LLC and its subsidiaries prior to the Closing, and to the business of MarketWise Inc. and its subsidiaries after the Closing.
We started in 1999 with the simple idea that, if we could publish intelligent, independent, insightful, and in-depth investment research and treat the subscriber the way we would want to be treated, then subscribers would renew their subscriptions and stay with us. That simple idea worked and has guided our decisions ever since.

Today, we are a leading multi-brand platform of subscription businesses that provides premium financial research, software, education, and tools for self-directed investors. We provide our subscribers with the research, education, and tools that they need to navigate the financial markets.
We have evolved significantly since our inception in 1999.
Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research companies such as Stansberry Research, Palm Beach Research Group, TradeSmith, Casey Research, InvestorPlace, and Empire Financial Research. Our entire investment research product portfolio is 100% digital and channel agnostic. We offer our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
As a result of the expansion of the business, we now have 98 editors and analysts covering a broad spectrum of investments, ranging from commodities to equities, to distressed debt and cryptocurrencies. We offer 42 free and 135 paid products on multiple platforms through our 12 customer-facing brands. This diversity of content has allowed our business to succeed and our subscription base to grow through the many economic cycles in our over 20-year history.
We have an engaged subscriber base of approximately 972 thousand Paid Subscribers and a large and growing audience of over 13.7 million Free Subscribers.
Millions of Investors are Taking Control of Their Finances, and We Have the Content and Tools to be Their Guide
The nature of retail investing is rapidly changing, and we are taking advantage of these trends.
Rise of the self-directed investor. Years ago, and even today, retail investors sought advice from traditional investment managers. But over the past two decades, retail investors have increasingly taken control of their own portfolios. There are several reasons for this trend. In the aftermath of the 2008 financial crisis, investor skepticism increased toward large financial institutions and advisors. Meanwhile, the development of online trading and the proliferation of financial information on the Internet has made it easier for investors to take control of their finances and self-direct their investments. Online brokerage platforms have slashed the cost to manage a personal trading account, so investors can now make trades for free or at a fraction of the historical cost.
As a result, the U.S. self-directed investor population is approximately 75 million people in 2021. And this self-directed population is growing by nearly 15% each year, and is expected to increase to approximately 115 million investors by 2024.

These factors have combined to motivate individual investors to take control of their investment decision-making. These self-directed investors tend to lag the market indices so they seek the expert information to educate and empower themselves to manage their own portfolios. As more investors take the self-directed approach to managing their financial future, there is significant demand for investment ideas, education, and market intelligence.
Demographic shifts are increasing demand for our products. Approximately 17% of the U.S. population are individuals over the age of 65. And that cohort is growing rapidly, with roughly 10,000 Americans retiring every day. Many of these people have significant retirement accounts on which they rely.
In addition, 72% of Millennials—people born between 1980 and 1994—identify themselves as “self-directed” investors. As the Millennials continue to age and grow their investment portfolios, we have a significant opportunity to serve that demographic and grow our business.
Financial markets are becoming more complex. The historical approach toward managing a personal portfolio with a mix of blue-chip stocks, corporate bonds, and cash has become antiquated. The rapid growth of investment opportunities—including products such as exchange-traded funds (“ETFs”), cryptocurrencies, options strategies, and distressed corporate debt—has given self-directed investors today many different and sophisticated ways to invest their money. And those choices continue to specialize and multiply.
As investment options in the global financial markets increase, it becomes harder and harder for investors to stay informed and keep up with the strategies available to them. We and our teams of editors and analysts are constantly surveying the markets for new strategies to help subscribers stay current with the changing markets.
Financial research content is fragmented and price points vary. The landscape of financial research providers is fragmented, with hundreds of publications, platforms, and tools for investment research directed at distinct segments of the investing community.
Financial research providers range from free, advertising-supported platforms or crowdsourced investment websites to low-cost, “mom and pop” newsletter subscription services, many of which do not produce content at scale. There are also extremely expensive, subscription-based software platforms with data and tools designed for highly sophisticated institutional investors.
Our Value Proposition
We empower retail investors with institutional-quality research at a price point that is accessible.
Experienced analysts, with their own unique investment strategies and philosophies, lead our franchise brands. As a result, we do not promote a single, unified view of the markets, but instead we publish a mosaic of opinions, recommendations, and strategies.
This multi-franchise approach gives our work far greater breadth, creating more diverse opportunities for our subscribers. Our franchises are linked, however, by a continuous commitment to risk management and a contrarian approach to identifying investment opportunities.
Across all our franchises, we focus on investments that are unloved, ignored, or unknown. Having an informed perspective in these situations gives our subscribers the best risk-to-reward opportunities.
We recognize that self-directed investors do not have the same research budget and resources at their disposal as institutional investors do. So we strive to provide them with institutional quality research at affordable price points. Unlike traditional institutional research, our offerings are significantly less expensive and more accessible. They are designed to be less technical and therefore more easily understood by the subscribers who aren’t finance professionals. At the same time, our offerings have premium content that is highly actionable.
We believe that if we publish research to help our subscribers succeed in the financial markets, they will progressively become better investors, renew their subscriptions, and become long-term customers. We have proven out this thesis throughout our over 20-year history. We have formed lifelong relationships with our subscribers by providing superior value through our offerings.

We provide a comprehensive suite of research and software solutions.
Through 12 primary customer facing brands, we have 42 free products and 135 paid products. To date, we have chosen not to combine our franchises and primary customer facing brands into one company, primarily out of consideration for the readers. We find that our subscribers develop personal affinities for specific writers and certain investment styles. We want to avoid disrupting those relationships by interjecting a new company name or persona. That dynamic is especially true when it comes to our joint ventures and acquisitions, which we engage in periodically, where subscribers may not have any prior relationship with us.
We cover various investment strategies, such as value investing, income, growth, commodities, cryptocurrencies, venture, biotechnology, mutual funds, options, and trading. We typically publish our research reports on a monthly basis, although some of our products publish more frequently. We offer our entire investment research product portfolio across a variety of media, including desktops, laptops, tablets, and mobile.
We also offer financial software and analytical tools.
We continue to expand our research portfolio with software and analytical tool solutions.
Among these are TradeSmith and the Altimeter, which represented 9% of our Billings on average from 2019 to 2021. TradeSmith provides a full suite of portfolio management software tools that enable individual investors to manage their portfolios using algorithms that have been back tested for results and designed to help investors manage their emotions. The Altimeter is a user-friendly database showing uniform, accounting-based financial summaries for more than 5,400 companies.
We acquired Chaikin Analytics in January 2021 to further expand our portfolio of software and analytical tools and increase the number of our customers in the registered investment advisor market.
We have also developed a digital research platform for the self-directed investor that we refer to as the “terminal.” For the individual investor, the terminal integrates our content with public financial data in a well-designed user interface. It provides our users with a valuable tool to easily consume our research, keep track of investments, import their portfolios and more. Through the terminal, subscribers have instant access to real-time data across more than 6,000 U.S. equities, plus daily prices on 50,000 international equities and 25,000 U.S. corporate bonds. Also included is a 24-hour financial news feed that is updated in real time, giving users a glimpse into updated market news, trends and data across multiple devices.
We have developed screeners, monitors, portfolio management tools, and a set of proprietary indicators that produce a composite score to rank several thousand publicly traded companies in the United States. The terminal is also designed to appeal to professional registered investment advisors. It combines vast amounts of financial data and third-party content with our proprietary research.
These product offerings reinforce each other and produce a strong flywheel effect across our organization. As we launch or buy more products, we increase the tools available to our readers and the value we provide to our existing subscribers. This allows us to gather insights and feedback and helps us create new products and solutions.
We are dedicated to honoring our long-term commitment to subscribers.
We believe investing is a lifelong endeavor—one that requires constant learning, course corrections, openness to change, and emotional discipline. In keeping with this core belief, we strive to build long-term relationships with our subscribers.
We believe in publishing content that is educational, informative, and easy to understand, and therefore helps our subscribers become better investors over time. This reinforces our lifelong relationships with our subscribers as they can grow with our platform. This forms a “virtuous cycle” of learning and improving through our offerings. As subscribers learn more about how to manage their investments, that makes them more comfortable with investigating the more specialized content covered in our high-end services, which further encourages them to continue broadening their investing skill set.

Our market leadership, scale, and access to a wide set of subscribers creates strong network effects. As we grow, we have larger budgets, which allows us to reinvest back into our research platform by hiring more analysts, developing more software and tools, and launching new products, which, in turn, helps us attract more subscribers to our platform.
We are committed and continue to invest in our subscriber experience.
Our relationship with our subscribers is our most precious asset, and we strive to put the customer first in everything that we do. This customer-centric focus drives us to constantly upgrade the quality, breadth, and depth of our research in our existing products without materially increasing the cost of the subscription.
This approach also greatly affects how our customer service groups treat our subscribers when issues arise. We instill in our teams that if we cannot reasonably meet the subscriber’s expectations, then we should ask the customer how we failed them, seek a mutually agreeable solution, and, if one cannot be found, offer them a refund or other form of compensation and find a way to part as friends. This has resulted in over 90% net revenue retention for the three-year period ended December 31, 2021 across our products.
Our Growth Strategy
We are committed to growing our business by deepening our relationship with existing customers and attracting new subscribers to our platform. We did both last year. We will also pursue strategic growth as opportunities arise. Here’s how we grow our business:
Attract more subscribers. We typically acquire new subscribers through an omni-channel marketing strategy that includes display ads, email, external subscriber lists, and direct mail, as well as television and radio at times. We primarily market in these channels through free-to-paid and direct-to-paid content.
We measure our customer-acquisition performance by a matrix of new customer counts and the cost to acquire customers. The mix of our marketing spend across these channels varies among our primary customer-facing brands and depends on how well individual marketing campaigns succeed, the nature of the product, and the type of offer.
We have invested significant resources into our efforts around consumer marketing, including enterprise-wide customer relationship management (“CRM”) systems, the leveraging of artificial intelligence (“AI”) to analyze this data, and a robust database of customer information.
In all of our marketing efforts, we collect and analyze customer response data by channel and effort, down to the individual advertisement in a marketing campaign. Using this data-driven and time-tested approach, we have developed proprietary practices for customer acquisition that we believe set us apart from other companies.
As we develop our relationship with the customer, we collect information from our subscribers about what products they are purchasing, their customer experience, and any feedback they have on our free and paid products. We use this information to deepen the customer experience and present offers to our subscribers for other products that they are likely to find interesting and useful.
Deepen our relationship with our existing subscribers. In addition to our paid customers, an additional 13.7 million Free Subscribers have access to our extensive library of free and educational content. As our subscribers learn and gain confidence as investors, they understand the need to deploy diverse investment strategies for different market conditions and they explore our broad and diverse product offerings. They gain an understanding of the high quality of research that we strive to provide, and they tend to purchase additional research and software products.
Our free subscription products serve as a significant source of new Paid Subscribers, with an average annual free-to-paid conversion rate of approximately 1% to 2% between 2019 and 2021.
Launch new products and target new markets. Over our greater than 20-year history, we have developed a breadth of products and services that are designed to educate, empower, and entertain our subscribers and provide them with actionable investment ideas.

We offer a wide array of paid subscription products, ranging from lower priced products (e.g., subscriptions that cost $100 annually) to more expensive products (e.g., subscriptions that can cost up to $5,000 annually). The length of our subscriptions can vary from one year to “lifetime,” where subscribers pay upfront for access to our specific products for the rest of their investing lives, then only pay an annual maintenance fee ranging from $49 to $500 per year.
We have also developed various software applications that provide customers with algorithmic tools to search for trading ideas and manage portfolio risk. We plan to extend the scale and reach of our offerings to include both retail and institutional investors in the future. We will continue to enhance our value proposition and create additional selling opportunities through an expanded product portfolio.
We also offer members-only investing conferences where subscribers interact with our editors and analysts and can network with each other. We have a strong track record of cultivating these relationships with our subscribers, and we intend to continue that going forward.
Selectively pursue strategic growth. Over the past ten years, we have developed several joint ventures and executed strategic acquisitions to accelerate our growth, as well as increase the value of our offerings to our subscribers.
We have a strong track record of driving growth and delivering value through the successful integration of acquisitions and joint ventures. We believe our large subscriber base, easy scalability, marketing expertise, technology-based platform, and integration capabilities provide opportunities for us to drive value-added growth through acquisitions in key areas such as product, market, and geographic expansion.
We have also made key investments across our platform to create a repeatable, low-cost, and scalable business model. We have invested in business functions from marketing to technology and developed several new products, including our terminal product.
We plan to continue investing in cutting-edge AI and advanced analytics-driven marketing tools to further optimize our marketing channels. Additionally, we have invested in our finance, technology, human resources, and other general and administrative functions to support our growth.
Competition
The market for investment research and financial information software is evolving and is highly fragmented. As the markets in which we operate continue to mature and new technologies and competitors enter those markets, we expect competition to intensify. Our competitor categories include:
•free online financial news aggregators or customer content platforms, like Yahoo! Finance and Seeking Alpha;
•traditional financial news publishers, like the Wall Street Journal, Investor’s Business Daily, and Barron’s;
•consumer-focused online subscription businesses, such as The Motley Fool;
•institutional financial software providers, such as Bloomberg, FactSet, and S&P Global; and
•online investing tools, such as Atom Finance and Stocktwits.
For additional information regarding the competitive environment in which we operate, see Item 1A. Risk Factors —“We face significant competition. Many of our competitors and potential competitors have larger customer bases, more established brand recognition, and greater financial, marketing, technological, and personnel resources than we do, which could put us at a competitive disadvantage. Additionally, some of our competitors and potential competitors are better capitalized than we are and able to obtain capital more easily, which could put us at a competitive disadvantage.”

Our Technology
We use technology to run our business efficiently and to better serve our customers. Our technology combines three cloud-based systems: software-as-a-service (“SaaS”); platform-as-a-service (“PaaS”); and infrastructure-as-a-service (“IaaS”).
While we have changed providers in the past and may do so in the future, we currently use top-tier, industry leading service providers for our CRM and marketing, email delivery, subscription billing, data warehouse, and for our data center.
Our infrastructure is highly scalable and allows us to serve all of our subscribers simultaneously and consistently. Our technology architecture is scalable based on overall traffic and capacity. As a result, we do not believe that growth in the number of subscribers hinders or slows down our platform.
We also employ data redundancy solutions on the cloud to reduce the possibility that our customer data will be lost and to ensure that our platform will not experience material downtime. We apply industry-standard data security measures to protect against potential vulnerabilities in our technology.
We have invested heavily in providing a reliable and secure global platform and infrastructure. Our investments in technology, including engineers, online security, customer privacy, reliable infrastructure, and data science capabilities, enable us to efficiently innovate and deliver solutions to our customers. Our cloud platform allows our developers to build and deploy in a lean and agile fashion with a focus on quality and solution adoption.
We continue to build out our AI tools and predictive analytics capacity through identification of additional business cases and additional data features. While partnering with a nationally recognized provider, we have applied highly targetable demographic and behavioral attributes to new models and in existing models to further enhance our business value.
Our data center is cloud-based, and through this platform we have been able to integrate the various SaaS and PaaS applications within our technology ecosystem and ensure that we have high availability and redundancy with business continuity in mind in an auto-scaling architecture.
Human Capital Resources
As of December 31, 2021, we had approximately 800 full-time employees. Under normal circumstances, our employees and independent contractors work from our U.S. office locations. None of our employees are represented by a labor organization or are party to any collective bargaining arrangement.
Our success depends on our relationships with our subscribers, as well as our employees. We believe that talented employees play a key role in delivering valuable content to our subscribers, which in turn, creates long-term value for our shareholders.
We seek to attract and retain top talent through competitive compensation and benefit programs, and by fostering a culture of high performance, creativity, healthy work-life balance, and diverse perspectives that will enable our employees to thrive and be successful.
Our compensation programs include both fixed and variable components, an incentive award plan providing for equity grants, and an employee stock purchase plan, all of which we believe incentivizes our employees to achieve high performance, helps them establish long-term financial security, and encourages them to remain with us.
Our benefits package includes health and welfare plans that provide medical, dental, and vision coverage, health savings accounts, medical and dependent care flexible spending accounts, life insurance, disability insurance, 401(k) savings plan with a company match, and other assistance and wellness programs.
We have experienced tremendous growth—almost doubling our workforce since 2017. And, even in the midst of a very active and competitive employment market, our turnover rate for the last six months was only 9%. We are also proud that all three of our eligible subsidiaries were recognized as top workplaces by the Baltimore Sun in 2021, 2020 and 2019. One of our subsidiaries ranked in first place in mid-size employers in that same contest.
Intellectual Property
We rely on a combination of trademark and copyright to protect our intellectual property. We have registered certain of our trademarks and service marks in the United States with the U.S. Patent and Trademark Office and in Canada and China, and have registered copyrights on certain publications. In addition, we have registered our domain names, including marketwise.com, with MarkMonitor. We believe the names and marks associated with our brands are of significant value and are important to our business. Accordingly, as a general policy, we monitor the use of our marks and vigorously oppose any unauthorized use of the marks. We do not hold any patents.
We seek to control access to and distribution of our proprietary information. We enter into confidentiality, nondisclosure, and non-interference agreements with our employees, consultants, customers, and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential, and we limit access to our confidential and proprietary information to a “need to know” basis. In the normal course of business, we provide our intellectual property to third parties through licensing or restricted use agreements. In addition, our internal policies seek to protect our intellectual property against misappropriation, infringement, and unfair competition. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.
The Transactions
On July 21, 2021, we consummated the transactions contemplated by that Business Combination Agreement, dated as of March 1, 2021, by and among Ascendant Digital Acquisition Corp., (“ADAC”), MarketWise, LLC, and the MarketWise Members, (as amended, the “Transaction Agreement”), which provided for: (1) the domestication of ADAC as a Delaware corporation; (2) ADAC’s capital contribution to MarketWise, LLC in exchange for certain units and warrants in MarketWise, LLC; and (3) the issuance of shares of Class B common stock, par value $0.0001 per share, of MarketWise, Inc. to the MarketWise Members (the “Class B common stock” and, together with the Class A common stock, the “common stock”) (the transactions described above and all transactions contemplated by or pursuant to the Transaction Agreement collectively, the “Transactions”). Upon the closing of the Transactions, ADAC changed its name to “MarketWise, Inc.” and became the sole manager of MarketWise, LLC. MarketWise, Inc.’s only direct assets consist of MarketWise Units and warrants of MarketWise, LLC, and substantially all of the assets and the business of MarketWise, Inc. are held by MarketWise, LLC and its subsidiaries. Upon the consummation of the Transactions, ADAC’s Class A ordinary shares, warrants, and units ceased trading on The New York Stock Exchange, and MarketWise, Inc.’s Class A common stock and warrants began trading on the Nasdaq under the symbols “MKTW” and “MKTW W,” respectively. See also Note 1, Organization — Reverse Recapitalization with Ascendant Digital Acquisition Corp., to our audited consolidated financial statements included in this report.
Available Information
Our website address is www.marketwise.com. The information contained on, or that can be accessed through, our website is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K or any other report filed with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including MarketWise, Inc.

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
A substantial amount of our revenue is typically generated from existing subscribers through their recurring subscriptions. Our subscribers have no obligation to renew their subscriptions for products after the expiration of the subscription period, which is typically one year, and in the normal course of business some subscribers have elected not to renew their subscriptions. In addition, our subscribers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our subscribers, and our renewal rates may decline or fluctuate as a result of a number of factors, including subscribers usage, pricing changes, expiration of temporary product promotions, number of products or services used by our subscribers, customer satisfaction or dissatisfaction with our products or services, pricing or capabilities of the products and services offered by our competitors, increased competition, reduction in customer spending levels, changes in our renewal policies or practices for subscribers, and deteriorating general economic conditions. If our subscribers do not renew their subscriptions, buy additional content, or maintain or increase the amount they spend with us, our revenue will decline and our business will suffer.
Our success also depends on our ability to sell additional products, more subscriptions, or higher-priced and premium editions of our products and services to our current subscribers, which requires increasingly sophisticated and costly sales efforts. We seek to expand existing subscriptions by deepening customer engagement through new touchpoints and expanding our portfolio of tools and products for purchase. The rate at which our existing subscribers purchase new or enhanced services depends on a number of factors, including the quality of our content, general economic conditions, the level of interest and investment in individual stocks and other self-directed investment vehicles versus index funds, exchange-traded funds and other passive investment vehicles, and our subscribers’ receptiveness to higher-priced and premium tools and products.
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
For example, historically one of our primary means of communicating with our subscribers and keeping them engaged with our products has been via email communication. Our ability to communicate via email enables us to keep our subscribers updated on new products and present discount and promotional offers, among other things. As consumer habits evolve in the era of web-enabled mobile devices and messaging/social networking apps, usage of email, particularly among the younger demographic, has declined. In addition, deliverability and other restrictions imposed by third-party email providers and/or applicable law could limit or prevent our ability to send emails to our current or prospective users. While we continually work to find new means of communicating and connecting with our subscribers, there is no assurance that such alternative means of communication will be as effective as email has been. Any failure to develop or take advantage of new means of communication or limitations on those means of communications imposed by laws, device manufacturers, or other sources could have an adverse effect on our business, financial condition, and results of operations.
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
In the event the reputation of any of our current or former directors, officers, key contributors, editors, or staff were harmed for any reason, we could suffer as a result of our association with such individual, including if the quantity or value of future services we received from the individual was diminished. In particular, we and our operating brands depend heavily on the ideas and reputation of their editors and editorial teams, and often name products and operating companies after members of those editorial teams. To the extent that any such editors or editorial team members have, in the past, been the subject of regulatory actions, accusations, claims, investigations, lawsuits, or settlements, such actions may have or may continue to have a negative impact on our reputation, readership and financial results. Furthermore, if, at any point in the future, any editors, contributors, or other personnel associated with our, our products, or brands, or businesses that we may acquire become the subject of regulatory actions, accusations, claims, investigations, lawsuits, or settlements, any such action may have a negative impact on our reputation, readership, and financial results. These risks apply to editors, contributors, or other personnel of us that are currently part of our organization, as well as any such people that were part of us in the past or become part of us in the future, whether by acquisition or otherwise. In addition, any failures by us to continue to effectively instill in our employees the expectation of independence and integrity may devalue our reputation over time. Our reputation may also be harmed by factors beyond our control, such as adverse news reports about our products and services, negative publicity about the investment newsletter industry generally, or negative publicity about key personnel associated with our business. These events could materially adversely affect our business, results of operations, and financial condition.
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
In addition, our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as we grow, or if we are not able to accurately forecast future growth, our business, results of operations, and financial condition could be harmed.
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
Our business results are partly driven by factors outside of our control, including general economic and financial market trends. Any unfavorable changes in the environment in which we operate could cause a corresponding negative effect on our business results, as they may cause customers to become particularly cautious about capital and data content expenditures. As a result, we may experience lower revenue, cash flow, and other financial results in the event of a market downturn. In addition, global macroeconomic conditions and U.S. financial markets remain vulnerable to potential risks posed by exogenous shocks, which could include, among other things, political and financial uncertainty in the United States and Europe, concerns about China’s economy, complications involving terrorism, armed conflicts, civil unrest around the world, or other challenges to global trade or travel, such as the effect on the global economy posed by the COVID-19 pandemic.
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
Furthermore, the success of our software products depends on frequently rolling out new features so that we can quickly incorporate user feedback, and we cannot guarantee that we will successfully adapt our software to meet such evolving customer needs. Our competitive position and business results may suffer if we fail to meet client demands, if our execution speed is too slow, or if we adopt a technology strategy that does not align with changes in the market.
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
The novel coronavirus (“COVID-19”) was first reported in Wuhan, China in December 2019 and subsequently spread to the United States in January 2020. Since then, COVID-19 has spread across the globe and was declared a pandemic by the World Health Organization in March 2020. COVID-19 has had a significant impact on the global supply chain, financial markets, trading activities, and consumer behavior, and the expected duration of these impacts remains uncertain. While the COVID-19 pandemic has not adversely affected our business and results of operations so far, it remains uncertain how the pandemic will impact our business in the future, and the COVID-19 pandemic may have a negative impact on our business, liquidity, and results of operations due to the occurrence of some, or all, of the following events or circumstances:
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
Our database and network facilities, and those of our third-party service providers, may also be vulnerable to security breaches, including cyberattacks, viruses, and denial of service attacks that could lead to misappropriation of our data, corruption of our databases, or limitation of access to our information systems. To defend against these threats, we implement a series of controls focusing on both prevention and detection, including firewalls, intrusion detection systems, automated scanning and testing, server hardening, antivirus software, training, and patch management. We make significant investments in servers, storage, and other network infrastructure to prevent incidents of network failure and downtime, but we cannot guarantee that these efforts will work as planned. These risks may be increased with respect to operations housed at facilities outside of our direct control, and currently all of the communications, networks, and computer hardware used to operate the cloud for our platforms are located at facilities maintained by third parties that we do not own or control.
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
Furthermore, our Credit Facility provides for the ability to borrow up to $150 million, and includes an uncommitted incremental facility feature that permits us to incur up to an additional $65 million of total borrowings, subject to obtaining the consent of each lender providing the additional commitments and other conditions as set forth in the credit agreement governing our Credit Facility. Borrowings under our Credit Facility are secured by substantially all the properties, rights, and assets of our direct subsidiary, MarketWise, LLC, as well as certain of its direct and indirect material U.S. subsidiaries. Additionally, the credit agreement governing our Credit Facility contains certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, and transfer or dispose of assets, as well as financial covenants that require us to maintain specified leverages. These covenants could limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our financial covenants, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations, and strategy.
We are subject to payment processing risk.
Our subscribers pay for our services using a variety of different payment methods, including credit and debit cards, prepaid gift cards, and direct debit. We rely on internal systems, as well as those of third parties, to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, changes in public perception and confidence in the payment systems we are utilizing, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners, and/or disruptions or failures in our payment processing systems, partner systems, or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operations could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and, if not adequately controlled and managed, could create negative consumer perceptions of our products and services. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted, and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.
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
We believe our provision of financial research products meets the requirements of the publisher’s exclusion. The financial research products we offer to our clients are of a general and impersonal nature and are not individualized or tailored to any client’s particular needs. We do not collect any investor suitability information, nor do we perform any suitability analysis. The products are marketed to the general public and do not reflect any fiduciary or person-to-person relationships that are characteristic of investment adviser-client relationships. Our financial research offerings are genuine publications, providing disinterested and impersonal commentary and analysis to our subscribers. We are not compensated by the sponsors or distributors of any investment products highlighted in our publications. We publish our research reports on a routine or periodic basis, and publication is not timed to specific market activity or to events affecting or having the ability to affect the securities industry. The publication frequency of our newsletters varies based on the subject product, though newsletters are generally published on a monthly basis. If we change our business practices in such a way as to not satisfy the publisher’s exclusion, or otherwise fails to comply with the regulatory requirements concerning this exclusion, we may face sanctions as an unregistered investment adviser or other results that could have a negative effect on our business.
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
To protect our intellectual property, we rely on a combination of trademarks, copyrights, confidentiality agreements, and various other contractual arrangements with our employees, affiliates, customers, strategic partners, and others. We own several trademark registrations and copyright registrations, and have pending trademark applications, including in the United States and Canada. We may seek additional trademark, patent, and other intellectual property filings, which could be expensive and time-consuming. These trademarks, patents, and other registered intellectual property rights may not be granted and, even if they are, it could be expensive to maintain these rights and the costs of defending our rights could be substantial. Moreover, our failure to develop and properly manage new intellectual property could hurt our market position and business opportunities.
Our code of conduct, employee handbook, and other internal policies seek to protect our intellectual property against misappropriation, infringement, and unfair competition. We also utilize various tools to police the Internet to monitor piracy and unauthorized use of our content. In addition, whether we grant access to our intellectual property via contract or license third-party content and/or technology, we incorporate contractual provisions to protect our intellectual property and seek indemnification for any third-party infringement claims.
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
If our security measures are breached as a result of third-party action, employee error, a defect or bug in our products or those of our third-party service providers, malfeasance, or otherwise and, as a result, someone obtains unauthorized access to our data, including our confidential, sensitive, or other information about individuals or the confidential, sensitive, or other information about individuals of our customers, or other persons, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, and we could incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. Furthermore, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services.
We are subject to laws, regulations, and industry standards related to data privacy, data protection, and information security, including industry requirements such as the Payment Card Industry Data Security Standard. Our actual or perceived failure to comply with such obligations could harm our business.
Our products and websites routinely collect, store, process, and transmit personal information about an individual, including personally identifiable information and personal financial information such as credit card information. We are subject to various laws and related regulations relating to data privacy, data protection, and information security. Such laws and regulations restrict how personal information is collected, processed, stored, used, and disclosed, and set standards for our security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure, and sale of their protected personal information. If we are found to have breached any such laws, regulations, or industry standards, we may be subject to enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties, and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.
In the United States, both federal and various state governments have adopted or are considering, laws, guidelines, or rules for the collection, distribution, use, and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into force in 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal information. The CCPA is enforceable by the California Attorney General and there is also a private right of action relating to certain data security incidents. Furthermore, California voters approved the California Privacy Rights Act (the “CPRA”) on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal information. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. Our compliance with these changing and increasingly burdensome, and sometimes conflicting regulations and requirements, may cause us to incur substantial costs or require us to change our business practices, which may impact financial results. If we fail to comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees, or fines.
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
Additionally, we make disclosures and statements regarding our use of personal information through our privacy policies and statements through our products and websites as required by privacy or data protection regulations. Failure (or perceived failure) to comply with our public statements or to adequately disclose our privacy or data protection practices could result in costly investigations by governmental authorities, litigation, and fines, as well as reputational damage and customer loss, which could have material impacts on our revenue and operations.
We also from time to time acquire other companies that collect and process personal information. While we perform extensive due diligence on the technology systems of these companies, there can be no assurance that such companies have not suffered data breaches or system intrusions prior to, or continuing after, our acquisition for which we may be liable.
While we maintain insurance coverage that is intended to address certain aspects of cybersecurity and data protection risks, such coverage may not be sufficient to cover all or the majority of the costs, losses, or types of claims. Our insurance covers reimbursement for lost net profits or increased net loss of profits resulting from adverse publicity concerning an actual or alleged network impairment or privacy event. While it does not cover the costs for improvements to our systems, it does cover costs to restore our system operations.
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
MarketWise, Inc. is party to the Tax Receivable Agreement with the MarketWise Members and MarketWise, LLC. Under the Tax Receivable Agreement, MarketWise, Inc. generally is required to make cash payments to the MarketWise Members equal to 85% of the tax benefits, if any, that MarketWise, Inc. actually realizes, or in certain circumstances is deemed to realize, as a result of (1) the increases in the tax basis of assets of MarketWise, LLC resulting from any redemptions or exchanges of MarketWise Units for our Class A common stock or cash by the MarketWise Members pursuant to the MarketWise Operating Agreement, or certain distributions (or deemed distributions) by MarketWise, LLC and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. No such payments will be made to any holders of our Class A common stock unless such holders are also MarketWise Members.
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
The MarketWise Members control, in the aggregate, approximately 91.1% of the voting power represented by all of our outstanding classes of stock. Of that percentage, Monument & Cathedral, LLC controls approximately 43.3% of the voting power represented by all of our outstanding classes of stock. As a result, the MarketWise Members (and Monument & Cathedral, LLC in particular) may exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, appointment and removal of officers, any amendment of our Charter or MarketWise, Inc.’s bylaws (our “Bylaws”), and any approval of significant corporate transactions (including a sale of substantially all of MarketWise, LLC’s assets), and will continue to have significant control over our management and policies, including policies around financing, compensation, and declaration of dividends.
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
We have an aggregate of approximately 920,230,598 shares of our Class A common stock authorized but unissued, including 291,092,303 shares of our Class A common stock issuable upon redemption or exchange of MarketWise Units that are held by the MarketWise Members. Under the terms of the MarketWise Operating Agreement, and subject to certain restrictions set forth therein, the MarketWise Members are entitled to have their MarketWise Units redeemed or exchanged for shares of our Class A common stock or, at our option, cash. Shares of our Class B common stock held by any such redeeming or exchanging MarketWise Member will be canceled for no additional consideration on a one-for-one basis with the redeemed or exchanged MarketWise Units whenever the MarketWise Members’ MarketWise Units are so redeemed or exchanged. While any redemption or exchange of MarketWise Units and corresponding cancellation of our Class B common stock will reduce the MarketWise Members’ economic interest in MarketWise and its voting interest in MarketWise, Inc., the related issuance of our Class A common stock will dilute your economic interest in us. The timing or size of any future issuances of our Class A common stock resulting from the redemption or exchange of MarketWise Units cannot be predicted.
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
We are accounting for both the public warrants and the Private Placement Warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and Private Placement Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the liability related to the warrants, which are accounted for as derivative instruments. Additional factors that impact the value of the warrants as derivative instruments include the volatility of our stock price, discount rates, and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations.
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
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of its financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report financial results could be adversely affected.
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
As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404. As a public company, we have significant requirements for enhanced financial reporting and internal controls.
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
We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damages amounts. Due to the inherent uncertainties of litigation, the ultimate outcome of any such proceedings cannot be accurately predicted. A future unfavorable outcome in a legal proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlements, or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business.
We do not currently pay cash dividends.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and our share repurchase program, and we may not pay cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects, and such other factors as our board of directors deems relevant. Therefore, you may not receive any dividends on your Class A common stock for the foreseeable future, and the success of an investment in our Class A common stock will depend upon any future appreciation in its value.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters are located in Baltimore, Maryland, where we occupy approximately 40,000 square feet under a lease that expires in 2026. The office is situated in the historic Mount Vernon neighborhood, just one mile north of Baltimore’s Inner Harbor area. In addition to content-producing teams, our headquarters house our executive management team, as well as the functional groups of information technology, accounting and finance, human resources, and legal. We also have approximately 9,000 square feet of office space in downtown Delray Beach, Florida. We occupy an entire four-story building just a few blocks from the beach. We also have 2,100 square feet in Spring Hill, Florida, 35 miles north of Tampa, approximately 3,200 square feet of space in Arlington, Virginia, and approximately 3,470 square feet of space in downtown Philadelphia, Pennsylvania.
Most of our office space is an open floor plan designed for flexibility, accessibility, and collaboration. Our office environment supports idea exchange and encourages strong collegial relationships. With our cloud-based systems, we can work from just about anywhere, and we were able to quickly pivot to remote operations during the COVID-19 pandemic. As we prepare for an eventual transition back to the full office opening, our team is actively considering layouts and configurations to accommodate social distancing as well as growth.
We lease all of our properties and do not own any real property. For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements, or use alternate facilities. We believe that our properties are adequate for our needs and believe that we should be able to renew any of these leases or secure similar property without an adverse impact on our operations. We intend to procure additional space in the future as needed and in support of our planned growth.

Item 3. Legal Proceedings.
We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters would not be expected to have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.
Market Information
Our Class A common stock is traded on The Nasdaq Global Market, or Nasdaq, under the symbol “MKTW”. Our Class B common stock is not listed or traded on any exchange.
Holders
As of December 31, 2021, there were 32 holders of record of our Class A common stock, which does not reflect the beneficial ownership of shares held in nominee name, and 27 holders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any dividends on our Class A common stock or Class B common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business, as well as for our previously disclosed share repurchase program. Accordingly, we do not currently pay dividends, and may not pay dividends, for the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.
Use of Proceeds
On July 28, 2020, ADAC consummated its initial public offering of 41,400,000 units, inclusive of 5,400,000 units sold to the underwriters upon the election to fully exercise their over-allotment option, at a price of $10.00 per unit, generating total gross proceeds of $414.0 million. Each unit consisted of one Class A ordinary share of ADAC, and one-third of one redeemable warrant of ADAC. Each whole warrant entitled the holder thereof to purchase one Class A ordinary share, par value $0.0001, for $11.50 per share, subject to adjustment. UBS Securities LLC acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-239623). The registration statements became effective on July 24, 2020.
Simultaneously with the consummation of the initial public offering and the exercise of the over-allotment option, ADAC consummated a private placement of 10,280,0000 private placement warrants to its sponsor, Ascendant Sponsor LP, at a price of $1.00 per private placement warrant, generating total additional proceeds of $10,280,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
ADAC incurred $23.4 million in transaction costs, including $14.5 million of underwriting fees. Following the initial public offering, the exercise of the over-allotment option and the sale of the private placement warrants, a total of $414.6 million was placed in a trust account. After deducting payments to existing shareholders of $387.7 million in connection with the exercise of their redemption rights, the payment of the $14.5 million of deferred underwriting fees, and a total of $48.8 million in expenses in connection with the Business Combination paid from the trust account, and after including the proceeds of $150.0 million from the issuance and sale of MarketWise Class A common stock from the PIPE investment, we recorded $113.6 million net cash proceeds.
Issuer Purchases of Equity Securities

The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plan (in thousands)
October 1 to October 31, 2021	—	N/A	—	$35,000
November 1 to November 30, 2021	—	N/A	—	$35,000
December 1 to December 31, 2021	500,270	$6.67	500,270	$31,665
Total	500,270		500,270
(1)    In November 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “we,” “us,” and “our”), should be read together with our audited consolidated financial statements as of December 31, 2021 and 2020 and for each of the years ended December 31, 2021, 2020 and 2019 included elsewhere in this report. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” in this report.
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
2021 Highlights
We finished 2021 with all time high net cash flow from operations (“CFFO”) and Adjusted CFFO, driven by record net revenue and Billings, as we continued to perform well and grew our subscriber base.
The following table presents net cash provided by operating activities, and the related margin as a percentage of net revenue, and Adjusted CFFO, a non-GAAP measure, and the related margin as a percentage of Billings, for each of the periods presented. For more information on Adjusted CFFO and Adjusted CFFO Margin, see “— Non-GAAP Financial Measures.”

(In thousands)	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$63,632	$55,875	$54,201
Total net revenue	549,183	364,179	272,223
Net cash provided by operating activities margin	11.6%	15.3%	19.9%

Adjusted CFFO	$197,081	$134,273	$69,032
Billings	729,893	548,835	310,060
Adjusted CFFO Margin	27.0%	24.5%	22.3%
Cash flow from operations increased by $7.8 million, or 13.9%, from $55.9 million for the year ended December 31, 2020 to $63.6 million for the year ended December 31, 2021, primarily due to net loss of $953.9 million adjusted for non-cash charges of $927.8 million and net changes in our operating assets and liabilities of $89.8 million.

Adjusted CFFO increased by $62.8 million, or 46.8%, from $134.3 million for the year ended December 31, 2020 to $197.1 million for the year ended December 31, 2021, primarily driven by an increase of $181.1 million in Billings at an Adjusted CFFO Margin of 27.0%. The difference between Adjusted CFFO and CFFO is primarily stock-based compensation associated with distributions to the original Class B unitholders. For further information on stock-based compensation, see Note 11, Stock-Based Compensation to our audited consolidated financial statements.
Net revenue increased by $185.0 million, or 50.8%, from $364.2 million for the year ended December 31, 2020 to $549.2 million for the year ended December 31, 2021. The increase in net revenue was primarily driven by a $129.9 million increase in term subscription revenue and a $57.7 million increase in lifetime subscription revenue, partially offset by a $2.6 million decrease in non-subscription revenue.
Billings increased by $181.1 million, or 33.0%, to $729.9 million in 2021 as compared to $548.8 million in 2020. We believe this increase is due in large part to strong lifetime and high-value subscription sales, combined with strong new Paid Subscriber performance, as we continued to focus on adding new Paid Subscribers and those subscribers purchased high-value subscriptions over time.
Cash flow from operations increased by $1.7 million, or 3.1%, from $54.2 million for the year ended December 31, 2019 to $55.9 million for the year ended December 31, 2020, primarily due to net loss of $541.1 million and non-cash charges of $483.4 million, and partially offset by net changes in our operating assets and liabilities of $113.6 million.
Adjusted CFFO increased by $65.2 million, or 94.5%, from $69.0 million for the year ended December 31, 2019 to $134.3 million for the December 31, 2020, primarily driven by an increase of $238.8 million in Billings at an Adjusted CFFO Margin of 24.5%.
Net revenue increased by $92.0 million, or 33.8%, from $272.2 million for the year ended December 31, 2019 to $364.2 million for the year ended December 31, 2020. The increase in net revenue was primarily driven by a $59.7 million increase in term subscription revenue and a $35.9 million increase in lifetime subscription revenue, partially offset by a $3.7 million decrease in non-subscription revenue.
Billings increased by $238.8 million, or 77.0%, to $548.8 million in 2020 as compared to $310.1 million in 2019. Again, this was driven by strong lifetime and high-value subscription sales as well as the success of significant marketing efforts, particularly in second half of 2020.
The Transactions
The Transactions were consummated on July 21, 2021. The Transactions were accounted for akin to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. The Transactions had several significant impacts on our reported financial position and results, as a consequence of reverse capitalization treatment.
These impacts include the net cash proceeds from the Transactions of $113.6 million. This cash amount includes: (a) the reclassification of ADAC’s Trust Account of $414.6 million to cash and cash equivalents that became available at the time of the Transactions; (b) proceeds of $150.0 million from the issuance and sale of MarketWise Class A common stock in the PIPE investment; (c) payment of $48.8 million in non-recurring transaction costs; (d) settlement of $14.5 million in deferred underwriters’ discount; and (e) the payment of $387.7 million to redeeming shareholders of ADAC. See also Note 1, Organization — Reverse Recapitalization with Ascendant Digital Acquisition Corp., to our audited consolidated financial statements.
Key Factors Affecting Our Performance
We believe that our growth and future success are dependent upon several factors, including those below and those noted in the “Risk Factors” section in this report. The key factors below represent significant business opportunities as well as challenges that we must successfully address in order to continue our growth and improve our financial results.

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
Our Paid Subscribers as of December 31, 2021 generated average customer lifetime Billings of approximately $2,600, resulting in a LTV/CAC ratio of approximately 4x. On average, it takes us approximately seven to ten months for a Paid Subscriber’s cumulative net revenue to exceed the total cost of acquiring that subscriber (which includes fixed costs, such as marketing salaries). For more information on our LTV/CAC ratio and the components of this ratio, see “—Definitions of Metrics.”
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription. We seek and typically achieve 90-day payback periods to cover this variable component of the direct marketing spend.
As of December 31, 2021, our paid subscriber base was 972 thousand, up 115 thousand, or 13.4% as compared to 857 thousand at December 31, 2020. Growth in our base is provided by both direct-to-paid acquisition and free-to-paid conversions. Direct-to-paid acquisition has traditionally accounted for approximately two-thirds of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately one-third of our annual Paid Subscriber acquisition. Our free-to-paid conversion rate reflects the rate at which Free Subscribers purchase paid subscription products. Our annual free-to-paid conversion rate was approximately 1% to 2% between 2019 and 2021. Over that same three year period, our cumulative free-to-paid conversion rate was 5%.
We have invested, and expect to continue to invest, heavily in sales and marketing efforts to drive customer acquisition.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU as of December 31, 2021 was $742, which decreased 2.2% from $759 as of December 31, 2020. Our ARPU grew at a CAGR of 16% over the three-year period ended December 31, 2021, growing from $478 as of December 31, 2018 to $742 as of December 31, 2021.
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and lifetime “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our cumulative high-value conversion rate reflects the rate at which Paid Subscribers that have purchased less than $600 of our products over their lifetime convert into subscribers that have purchased more than $600. We believe our cumulative high-value conversion rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our cumulative ultra high-value conversion rate reflects the rate at which high value Paid Subscribers that have purchased more than $600 of our products over their lifetime convert into subscribers that have purchased more than $5,000. We believe our ultra high-value conversion rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of December 31, 2021, our cumulative high-value conversion rate and cumulative ultra high-value conversion rate were 39% and 35%, respectively.

Definitions of Metrics
Throughout this discussion and analysis, a number of our financial and operating metrics are referenced which we do not consider to be key business metrics, but which we review to monitor performance, and which we believe may be useful to investors. These are:
Annual free-to-paid conversion rate: We calculate our free-to-paid conversion rate as the number of Free Subscribers who purchased a subscription during the period divided by the average number of Free Subscribers during the period. We believe our free-to-paid conversion rate is an indicator of the type of Free Subscribers that we are signing up and the quality of our content and marketing efforts. Investors should consider free-to-paid conversion rate as one of the factors in evaluating our ability to maintain a robust pipeline for new customer acquisition.
Cumulative free-to-paid conversion rate: We calculate our cumulative free-to-paid conversion rate as the number of Free Subscribers who purchased a subscription during the trailing three-year period divided by the average number of Free Subscribers during the trailing three-year period.
Cumulative high-value conversion rates: Our cumulative high-value conversion rate reflects the number of Paid Subscribers who have purchased >$600 in aggregate over their lifetime as of a particular point in time divided by the total number of Paid Subscribers as of that same point in time.
Cumulative ultra high-value conversion rate: Our cumulative ultra high-value conversion rate reflects the number of Paid Subscribers who have purchased >$5,000 in aggregate over their lifetime as of a particular point in time divided by the number of high-value subscribers as of that same point in time. We believe our cumulative ultra high-value conversion rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. Investors should consider cumulative ultra high-value conversion rate as a factor in evaluating our ability to retain and expand our relationship with our subscribers.
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
Net revenue retention: Net revenue retention is defined as Billings from all prior period cohorts in the current period, divided by all Billings from the prior period. We believe that a high net revenue retention rate is a measure of customer retention and an indicator of the engagement of our subscribers with our products. Investors should consider net revenue retention as an ongoing measure when evaluating our subscribers’ interest in continuing to subscribe to our products and spending more with us over time.

Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies who may calculate similarly titled metrics in a different way.

	Year Ended December 31,
	2021	2020	2019
Free Subscribers	13,699,910	9,529,622	5,027,461
Paid Subscribers	971,534	856,826	526,018
ARPU	$742	$759	$599
Billings (in thousands)	$729,893	$548,835	310,060
Free Subscribers. Free Subscribers are defined as unique subscribers who have subscribed to one of our free investment publications via a valid email address and continue to remain directly opted in, excluding any Paid Subscribers who also have free subscriptions. Free subscriptions are often daily publications that include some commentary about the stock market, investing ideas, or other specialized topics. Included within our free publications are advertisements and editorial support for our current marketing campaigns. While subscribed to our publications, Free Subscribers learn about our editors and analysts, get to know our products and services, and learn more about ways we can help them be a better investor.
Free Subscribers increased by 4.2 million, or 43.8%, to 13.7 million at December 31, 2021 as compared to 9.5 million at December 31, 2020, as our significant lead-generation efforts that began in earnest during late 2018 and intensified during 2019 and 2020 with the expansion across multiple brands, continued during 2021.
Free Subscribers increased by 4.5 million, or 89.6%, to 9.5 million as of December 31, 2020 as compared to 5.0 million as of December 31, 2019. This growth was driven by our continued lead generation efforts and the expansion of our product set.
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
Total Paid Subscribers increased by 115 thousand, or 13.4%, to 972 thousand as of December 31, 2021 as compared to 857 thousand at December 31, 2020, driven by successful marketing efforts and rich content which drove free-to-paid conversions as well as direct-to-paid acquisition. Per-unit subscriber acquisition costs were favorable at the beginning of the year which, when combined with our compelling content, led to unprecedented new subscriber acquisition in first quarter 2021. The travel and leisure boom, where Americans made up for the inability to travel during the pandemic, began in mid-second quarter 2021 and continued through the end of third quarter. During this time, the travel and hospitality industries significantly increased their usage of digital mediums to market their products. With per-unit subscriber acquisition costs rising during this time, we reduced our marketing spend on new customer acquisition, and continued to emphasize marketing higher value content to our existing subscriber base. Costs finally began to improve toward the end of the year and we accelerated our spend to acquire new subscribers. We will continue to focus on our break-even metrics and adjust our direct marketing spend accordingly, as we have done for the past twenty plus years.
Total Paid Subscribers increased by 331 thousand, or 62.9%, to 857 thousand as of December 31, 2020 as compared to 526 thousand as of December 31, 2019. As was the case in 2021, successful marketing efforts and rich content drove the increase in subscribers aided in part by a more favorable cost environment as it related to media costs.
Subscriber count churn has ranged from approximately 1.8% to 2.3% per month over the past three years. Given the rapid growth in subscribers in 2020 and earlier in 2021, subscriber count churn increased to the higher end of this range for the second half of the year. Typically, churn may run at the higher end of this range after periods of rapid subscriber additions and then may fall back to the lower end of the range through time.
After periods of rapid subscriber growth such as what we experienced in late 2020 and in the first part of 2021, it is not unusual to see an increase in churn as some of the less engaged, new Paid Subscribers churn off. Consistent with this, almost all of the subscribers who churned in the year did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 90% from 2019 to 2021, is a more meaningful gauge of subscriber satisfaction.
Average Revenue Per User. We calculate ARPU as the trailing four quarters of net Billings divided by the average number of quarterly total Paid Subscribers over that period. We believe ARPU is a key indicator of how successful we are in attracting subscribers to higher-value content. We believe that increasing ARPU is indicative of the trust we build with our subscribers and of the value they see in our products and services.
ARPU decreased by $17, or 2.2%, to $742 as of December 31, 2021 as compared to $759 as of December 31, 2020. The modest year-over-year decrease was driven by a 36% increase in trailing four quarter Paid Subscribers in 2021, which slightly outpaced the increase in trailing four quarter Billings of 33% in 2021. The increase in trailing four quarter average Paid Subscribers in 2021 was largely attributable to the rapid increase in our subscribers base in the first half of 2021. Most of our new subscribers join us on entry level publications, which are generally at lower price points, and thus are initially dilutive to ARPU. We have shown that over time, subscribers have continued to invest in our platform, which have tended to drive increases in ARPU. As of December 31, 2021, we have 19% and 32% more high value and ultra-high value subscribers than we did a year ago.
ARPU increased by $160, or 26.7%, to $759 as of December 31, 2020 as compared to $599 as of December 31, 2019. The year-over-year increase was driven by a 77% increase in trailing four quarters Billings which accompanied a 40% increase in trailing four quarters Paid Subscribers.
We attribute our high ARPUs in each of these periods to the quality of our content and more effective sales and marketing efforts regarding higher value content, bundled subscriptions and lifetime subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 0.9 years for 2021, and was 0.6 and 0.8 years for 2020 and 2019, respectively. We have experienced a stable payback period in the range of 0.6 to 0.9 years reliably over the past three years, despite the increases in customer acquisition costs that the digital subscription industry has experienced in recent years. The payback period reached the low side of the historical range in 2020 as a result of expanded conversion rates and, to a far lesser degree, decreasing costs for media spend as demand dropped as a result of the pandemic. We have seen the costs for media spend revert back to higher rates as we progressed through 2021 and expect our payback for 2021 to be at the higher end of the historical range.
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

Billings increased by $181.1 million, or 33.0%, to $729.9 million in 2021 as compared to $548.8 million in 2020. We believe this increase is due in large part to strong lifetime, high-value, and ultra high-value subscription sales, combined with strong new Paid Subscriber performance, as we continued to focus on adding new Paid Subscribers, and those Paid Subscribers having purchased higher-value subscriptions over time. Approximately 42% of our Billings this year came from lifetime subscriptions, 57% from term subscriptions, and 1% from other Billings as compared to 36% from lifetime subscriptions, 63% from term subscriptions, and 2% from other Billings in 2020. Chaikin Analytics, acquired in January 2021, generated $26.6 million in organic new Billings in 2021 by selling their products to our existing subscriber base.
Billings increased by $238.8 million, or 77.0%, to $548.8 million in 2020 as compared to $310.1 million in 2019. Again, this was driven by strong lifetime, high-value, and ultra high-value subscription sales as well as the success of significant marketing efforts, particularly in second half of 2020.
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
Net revenue earned in 2018 through 2021 was almost 100% organic. Net revenue from acquisitions was approximately 1% of net revenue earned in 2018 through 2021, and the remainder was attributable to brands developed internally since 2018 and businesses acquired or developed prior to 2018. In the future, we expect to continue to grow revenue organically, as well as through acquisitions, joint ventures, and other strategic transactions.
Employee Compensation Costs
Employee compensation costs, or payroll and payroll-related costs, include salaries, bonuses, benefits, and stock-based compensation for employees classified within cost of revenue, sales and marketing, and general and administrative, and also includes sales commissions for sales and marketing employees.
Stock-based compensation expense is primarily related to the Class B Units. Prior to the Transactions, the Class B Units were classified as liabilities as opposed to equity and remeasured to fair value at the end of each reporting period, with the change in value being charged to stock-based compensation expense. Because the Class B Units were classified as liabilities on our consolidated balance sheet prior to the Transactions, all profits distributions made to the holders of the Class B Units were considered to be stock-based compensation expenses. We recognized stock-based compensation expenses related to the Class B Units of $1,058.4 million, $553.6 million and $20.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Total stock-based compensation expenses include profits distributions to holders of Class B Units of $123.4 million, $78.4 million and $14.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As a result of the Transactions, in which all Class B Units were converted into Common Units, we do not expect to continue recognizing stock-based compensation expenses related to the Class B Units for periods after the consummation of the Transactions. While going forward we do not expect to incur the levels of stock-based compensation expense we have historically as a result the liability-award classification of the Class B Units, we do expect to incur some stock-based compensation expense in the ordinary course.
On July 21, 2021, the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) became effective. We reserved a total of 32,045,000 shares of MarketWise Class A common stock for issuance pursuant to the 2021 Incentive Award Plan and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Award Plan is 32,045,000, in each case, subject to certain adjustments set forth therein. On September 27, 2021, we granted certain employees restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) under our 2021 Incentive Award Plan. During year ended December 31, 2021, stock-based compensation expense related to the 2021 Incentive Award Plan was $4.9 million. See also Note 11, Stock-Based Compensation to our consolidated financial statements included elsewhere in this Form 10-K.
The total amount of stock-based compensation expense included within each of the respective line items in the consolidated statement of operations is as follows:

(In thousands)	Year Ended December 31, 2021
	2021	2020	2019
Cost of revenue	$171,804	$102,736	$5,025
Sales and marketing	48,098	10,567	—
General and administrative	843,449	440,297	15,414
Total stock based-compensation expense	$1,063,351	$553,600	$20,439
Cost of Revenue
Cost of revenue consists primarily of payroll and payroll-related costs associated with producing and publishing MarketWise’s content, hosting fees, customer service, credit card processing fees, product costs, and allocated overhead. Cost of revenue is exclusive of depreciation and amortization, which is shown as a separate line item.
Within cost of revenue are stock-based compensation expenses related to the Class B Units of $170.5 million, $102.7 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts include profits distributions to holders of Class B Units of $22.8 million, $14.7 million and $2.9 million, respectively. Cost of revenue also includes stock-based compensation expenses related to the 2021 Incentive Award Plan of $1.3 million for the year ended December 31, 2021.
We expect cost of revenue to increase as our business grows, including as a result of new acquisitions, joint ventures, and other strategic transactions. However, the level and timing of our variable compensation may not match the pattern of how net revenue is recognized over the subscription term. Therefore, we expect that our cost of revenue will fluctuate as a percentage of net revenue in the future.

Sales and Marketing
Sales and marketing expenses consist primarily of payroll and related costs, amortization of deferred contract acquisition costs, agency costs, advertising campaigns, and branding initiatives. Sales and marketing expenses are exclusive of depreciation and amortization shown as a separate line item.
Within sales and marketing expenses are stock-based compensation expenses related to the Class B Units of $46.4 million and $10.6 million for the years ended December 31, 2021 and 2020, respectively. Included in stock-based compensation expense are profits distributions to holders of Class B Units of $3.8 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively. Sales and marketing expenses also includes stock-based compensation expenses related to the 2021 Incentive Award Plan of $1.7 million for the year ended December 31, 2021.
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
Within general and administrative expenses are stock-based compensation expenses related to the Class B Units of $841.5 million, $440.3 million and $15.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts include profit distributions to holders of Class B Units of $96.8 million, $60.8 million and $11.9 million, respectively. General and administrative expenses also include stock-based compensation expenses related to the 2021 Incentive Award Plan of $2.0 million for the year ended December 31, 2021.
We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. General and administrative expenses may fluctuate further as a result of acquisitions, joint ventures, or other strategic transactions we undertake in the future.
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
Interest (Expense) Income, Net
Interest (expense) income, net primarily consists of interest income from our money market accounts, as well as interest expense on outstanding borrowings under the 2013 Credit Facility (as defined below) with a related-party. We expect interest expense to increase in the future as a result of the execution of the 2021 Credit Facility. See “—Liquidity and Capital Resources—Credit Facilities.”
Net Income (Loss) Attributable to Noncontrolling Interests
The Transactions occurred on July 21, 2021. As a result, net income (loss) for the year ended December 31, 2021 was attributed to the pre-Transaction period from January 1, 2021 through July 21, 2021 and to the post-Transaction period from July 22, 2021 through December 31, 2021.
•During the pre-Transaction period, net income (loss) was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests.
•During the post-Transaction period, net income (loss) was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. Immediately following the Transactions, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.9% and its noncontrolling interest was 92.1%. For the post-Transaction period, net income attributable to controlling interests included a $15.7 million gain on warrant liabilities and a $2.4 million tax provision, both of which are 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Year Ended December 31, 2021
	2021	2020	2019
Net revenue	$547,899	$360,793	$265,398
Related party revenue	1,284	3,386	6,825
Total net revenue	549,183	364,179	272,223
Operating expenses:
Cost of revenue(1)(2)	239,251	154,605	42,553
Sales and marketing(1)(2)	296,934	214,257	106,094
General and administrative(1)(2)	960,183	526,561	91,669
Research and development(1)(2)	7,487	4,770	3,672
Depreciation and amortization	2,676	2,553	2,334
Related party expense	10,245	122	331
Total operating expenses	1,516,776	902,868	246,653
(Loss) income from operations	(967,593)	(538,689)	25,570
Other income (expense), net	16,178	(2,879)	865
Interest (expense) income, net	(110)	477	1,558
(Loss) income before income taxes	(951,525)	(541,091)	27,993
Income tax expense	2,358	—	—
Net (loss) income	(953,883)	(541,091)	27,993
Net income (loss) attributable to noncontrolling interests	59,426	(2,718)	36
Net (loss) income attributable to MarketWise, Inc.	$(1,013,309)	$(538,373)	$27,957
__________________
(1)Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

(In thousands)	Year Ended December 31, 2021
	2021	2020	2019
Cost of revenue	$171,804	$102,736	$5,025
Sales and marketing	48,098	10,567	—
General and administrative	843,449	440,297	15,414
Total stock based-compensation expense	$1,063,351	$553,600	$20,439
(2)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31, 2021
	2021	2020	2019
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	43.6%	42.5%	15.6%
Sales and marketing(1)	54.1%	58.8%	39.0%
General and administrative(1)	174.8%	144.6%	33.7%
Research and development(1)	1.4%	1.3%	1.3%
Depreciation and amortization	0.5%	0.7%	0.9%
Related party expense	1.9%	—%	0.1%
Total operating expenses	276.2%	247.9%	90.6%
(Loss) income from operations	(176.2)%	(147.9)%	9.4%
Other income (expense), net	2.9%	(0.8)%	0.3%
Interest (expense) income, net	0.0%	0.1%	0.6%
(Loss) income before income taxes	(173.3)%	(148.6)%	10.3%
Income tax expense	0.4%	—%	—%
Deferred income tax expense	—%	—%	—%
Net (loss) income	(173.7)%	(148.6)%	10.3%
Net income (loss) attributable to noncontrolling interests	10.8%	(0.7)%	—%
Net (loss) income attributable to MarketWise, Inc.	(184.5)%	(147.8)%	10.3%
__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Years Ended December 31, 2021 and 2020
Net Revenue

(In thousands)	Year Ended December 31,		$ Change	% Change
	2021	2020
Net revenue	$549,183	$364,179	$185,004	50.8%
Net revenue increased by $185.0 million, or 50.8%, from $364.2 million for the year ended December 31, 2020 to $549.2 million for the year ended December 31, 2021. The increase in net revenue was primarily driven by a $129.9 million increase in term subscription revenue and a $57.7 million increase in lifetime subscription revenue, partially offset by a $2.6 million decrease in non-subscription revenue. Revenue from Chaikin Analytics, the business we acquired in January 2021, was $7.5 million for the year ended December 31, 2021.
Both term and lifetime subscription revenue benefited from a significant increase in Paid Subscribers. Term subscription revenue increased as a result of a significant increase in marketing efforts. Lifetime subscription revenue, which is initially deferred and recognized over a five-year period, increased as a result of higher volume of lifetime subscriptions in current and prior years, which continued to benefit us in 2021.

Operating Expenses

(In thousands)	Year Ended December 31,		$ Change	% Change
	2021	2020
Operating expenses:
Cost of revenue	$239,251	$154,605	$84,646	54.7%
Sales and marketing	296,934	214,257	82,677	38.6%
General and administrative	960,183	526,561	433,622	82.3%
Research and development	7,487	4,770	2,717	57.0%
Depreciation and amortization	2,676	2,553	123	4.8%
Related party expenses	10,245	122	10,123	8297.5%
Total operating expenses	$1,516,776	$902,868	$613,908	68.0%
Cost of Revenue
Cost of revenue increased by $84.6 million, or 54.7%, from $154.6 million for the year ended December 31, 2020 to $239.3 million for the year ended December 31, 2021, primarily driven by a $67.8 million increase in stock-based compensation expense related to holders of Class B units, a $6.2 million increase in payroll and payroll-related costs due to higher headcount, a $4.9 million increase in credit card fees due to higher sales volume, and a $1.3 million increase in stock-based compensation expense related to newly issued awards under the 2021 Incentive Award Plan.
Approximately $8.0 million of the increase in Class B stock-based compensation expense was due to higher distributions, and $59.8 million of the increase was related to the change in fair value of the Class B units and the accelerated vesting of the Class B units, both of which were related to the Transactions.
Sales and Marketing
Sales and marketing expense increased by $82.7 million, or 38.6%, from $214.3 million for the year ended December 31, 2020 to $296.9 million for the year ended December 31, 2021, primarily driven by a $41.3 million increase in amortization of deferred contract acquisition costs, a $35.9 million increase in Class B stock-based compensation expense, a $7.2 million increase in payroll and payroll-related costs driven by increased headcount, and a $1.7 million increase in stock based compensation expense related to newly issued awards under the 2021 Inventive Award Plans. This was partially offset by a $4.5 million decrease in marketing and lead-generation expenses as we have reduced our marketing costs due to higher per unit advertising cost resulting from higher post-COVID demand for display advertising that emerged in the second quarter of the year.
Approximately $1.0 million of the increase in Class B stock-based compensation expense was due to higher distributions, and $34.8 million of the increase was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
General and Administrative
General and administrative expense increased by $433.6 million, or 82.3%, from $526.6 million for the year ended December 31, 2020 to $960.2 million for the year ended December 31, 2021, primarily driven by a $401.2 million increase in Class B stock-based compensation expense, a $7.1 million increase in incentive compensation and profits interests expenses, a $7.6 million increase in payroll and payroll-related costs due to increased headcount to support operations, a $4.7 million increase in software expenses, a $3.2 million increase in accounting, legal and consulting fees related to public company readiness efforts, a $2.0 million increase in stock-based compensation expense related to newly issued awards under the 2021 Incentive Award Plan, and a $1.2 million increase in donations.

Approximately $36.0 million of the increase in Class B stock-based compensation expense was due to higher distributions, and $365.2 million of the increase was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
Related Party Expense
Related party expense increased by $10.1 million from $0.1 million for the year ended December 31, 2020 to $10.2 million for the year ended December 31, 2021, driven by a discretionary, one-time, non-employee bonus payment of $10.0 million to the Company’s founder, who is a Class B common stockholder, in July 2021.

Comparison of the Years Ended December 31, 2020 and 2019
Net Revenue

(In thousands)	Year Ended December 31,		$ Change	% Change
	2020	2019
Net revenue	$364,179	$272,223	$91,956	33.8%
Net revenue increased by $92.0 million, or 33.8%, from $272.2 million for the year ended December 31, 2019 to $364.2 million for the year ended December 31, 2020. The increase in net revenue was primarily driven by a $59.7 million increase in term subscription revenue and a $35.9 million increase in lifetime subscription revenue, partially offset by a $3.7 million decrease in non-subscription revenue.
Term subscription revenue increased as a result of a significant increase in marketing efforts, along with free-to-paid conversion rate improvement during 2020. Lifetime subscription revenue, which is initially deferred and recognized over a five-year period, increased as a result of higher volume of lifetime subscriptions in prior years, which continued to benefit us in 2020, along with high-value conversion rate improvement during 2020 as compared to 2019.
Operating Expenses

(In thousands)	Year Ended December 31,		$ Change	% Change
	2020	2019
Operating expenses:
Cost of revenue	$154,605	$42,553	$112,052	263.3%
Sales and marketing	214,257	106,094	108,163	102.0%
General and administrative	526,561	91,669	434,892	474.4%
Research and development	4,770	3,672	1,098	29.9%
Depreciation and amortization	2,553	2,334	219	9.4%
Related party expenses	122	331	(209)	(63.1)%
Total operating expenses	$902,868	$246,653	$656,215	266.0%
Cost of Revenue
Cost of revenue increased by $112.1 million, or 263.3%, from $42.6 million for the year ended December 31, 2019 to $154.6 million for the year ended December 31, 2020, primarily driven by an increase of $97.7 million in stock-based compensation expense related to holders of Class B Units, $5.9 million in credit card fees due to higher sales volume, an increase of $3.9 million in payroll and payroll-related costs due to higher headcount, and an increase of $2.5 million in freelance editorial expense primarily related to certain new brands launched during 2019 and 2020.

Approximately $97.0 million of the increase in stock-based compensation expense was due to the increase in fair value as a result of a higher probability assigned to the market approach due to the signing of a letter of intent with ADAC during December 2020. The remaining increase in stock-based compensation expense was due to higher Class B Unit distributions of $11.8 million, partially offset by a $1.5 million decrease attributable to less vesting of Class B Units.
Sales and Marketing
Sales and marketing expense increased by $108.2 million, or 102.0%, from $106.1 million for the year ended December 31, 2019 to $214.3 million for the year ended December 31, 2020, primarily driven by an $82.0 million increase in direct marketing and lead-generation expenses, a $12.0 million increase in amortization of deferred contract acquisition costs, an increase of $10.6 million in stock-based compensation expense related to holders of Class B Units, and an increase of $3.8 million in payroll and payroll-related costs due to higher headcount.
Approximately $6.5 million of the increase in stock-based compensation expense was due to the increase in fair value as a result of a higher probability assigned to the market approach due to the signing of a letter of intent with ADAC during December 2020. The remaining increase in stock-based compensation expense was due to higher Class B Unit distributions of $2.8 million, and the vesting of additional Class B Units of $1.2 million.
General and Administrative
General and administrative expense increased by $434.9 million, or 474.4%, from $91.7 million for the year ended December 31, 2019 to $526.6 million for the year ended December 31, 2020, primarily driven by an increase of $424.9 million in stock-based compensation expense related to holders of Class B Units, a $4.0 million increase in accounting, legal, and consulting fees related to public company readiness efforts, an increase of $3.8 million in payroll and payroll-related costs due to increased headcount to support operations, a $3.6 million increase in cloud computing and software fees due to increases in transaction volumes, and a $1.6 million increase in incentive compensation and profit interest expenses, partially offset by a $2.4 million decrease in travel and entertainment expenses primarily attributable to COVID-19 restrictions, and a $1.0 million decrease in sales and value-added taxes.
Approximately $365.5 million of the increase in stock-based compensation expense was due to the increase in fair value as a result of a higher probability assigned to the market approach due to the signing of a letter of intent with ADAC during December 2020. The remaining increase in stock-based compensation expense was due to higher Class B Unit distributions of $48.9 million and the vesting of additional Class B Units of $10.5 million.

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

(In thousands)	Year Ended December 31,
	2021	2020	2019
Adjusted CFFO	$197,081	$134,273	$69,032
Adjusted CFFO Margin	27.0%	24.5%	22.3%
Adjusted CFFO / Adjusted CFFO Margin
In addition to our results determined in accordance with GAAP, we disclose the non-GAAP financial measure Adjusted CFFO. We define Adjusted CFFO as cash flow from operations plus profits distributions that were recorded as stock-based compensation expense from the Class B Units, plus or minus any non-recurring items. Profits distributions to Class B unitholders included amounts attributable to the Class B unitholders’ potential tax liability with respect to the Class B Units (i.e., there was no tax withholding, and the full amount of allocable profit was distributed, subject to the terms of the LLC Agreement prior to the Transactions). We define Adjusted CFFO Margin as Adjusted CFFO as a percentage of Billings.
We believe that Adjusted CFFO and Adjusted CFFO Margin are useful indicators that provide information to management and investors about ongoing operating performance, to facilitate comparison of our results to those of peer companies over multiple periods, and for internal planning and forecasting purposes.
We have presented Adjusted CFFO because we believe it provides investors with greater comparability of our operating performance without the effects of stock-based compensation expense related to profits distributions to Class B unitholders that will not continue following the consummation of the Transactions, in which all Class B Units were converted into Common Units. Following the consummation of the Transactions, however, we will continue to make certain tax distributions to the MarketWise Members in amounts sufficient to pay individual income taxes on their respective allocation of the profits of MarketWise, LLC at the then prevailing individual income tax rates. These distributions will not be recorded on MarketWise, Inc.’s income statement, and will be reflected on MarketWise, Inc.’s cash flow statement as cash used in financing activities. The cash used to make these distributions will not be available to us for use in the business.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$63,632	$55,875	$54,201
Profits distributions to Class B unitholders included in stock-based compensation expense	123,449	78,398	14,831
Non-recurring expenses	10,000	—	—
Adjusted CFFO	$197,081	$134,273	$69,032

The non-recurring expense addback in the year ended December 31, 2021 was due to a discretionary, one-time, lifetime-award, non-employee bonus payment of $10.0 million to the Company’s founder, who is a Class B common stockholder.
The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$63,632	$55,875	$54,201
Total net revenue	549,183	364,179	272,223
Net cash provided by operating activities margin	11.6%	15.3%	19.9%

Adjusted CFFO	$197,081	$134,273	$69,032
Billings	729,893	548,835	310,060
Adjusted CFFO Margin	27.0%	24.5%	22.3%
Adjusted CFFO increased by $62.8 million, or 46.8%, from $134,273 for the year ended December 31, 2020 to $197.1 million for the year ended December 31, 2021, primarily driven by an increase of $181.1 million in Billings at an Adjusted CFFO Margin of 27.0%.
Adjusted CFFO increased by $65.2 million, or 94.5%, from $69.0 million for the year ended December 31, 2019 to $134.3 million for the December 31, 2020, primarily driven by an increase of $238.8 million in Billings at an Adjusted CFFO Margin of 24.5%.
The Effect of the COVID-19 Pandemic
COVID-19 was declared a pandemic by the World Health Organization and spread across the globe, impacting worldwide activity and financial markets. COVID-19 has had a significant impact on the global supply chain, financial markets, trading activities, and consumer behavior, and the duration of these impacts remain uncertain.
We have continued to operate our business without much disruption during the pandemic, and we required our employees to work remotely in response to stay-at-home orders imposed by the U.S. and local governments in March 2020. COVID-19 has impacted the sales and profitability of many companies’ business over this period, and while it may have caused some volatility to our customer acquisition costs, and Paid Subscriber and Billings growth, our business has continued to perform well.
While it is not possible at this time to estimate the impact, if any, that COVID-19 will have on our business longer term, the continued spread of COVID-19 and the measures taken by governments, businesses, and other organizations in response to COVID-19 could adversely impact our business, financial condition, and our results of operations. For more information, see the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections in this report.

Liquidity and Capital Resources
General
As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $139.6 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. Restricted cash is comprised of reserves held with credit card processors for chargebacks and refunds. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. In October 2021, we entered into a new $150 million Credit Facility that can be used to finance permitted acquisitions, for working capital and general corporate purposes. We expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from subscribers, the pace of expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, and the level of costs to operate as a public company. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies.
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
A substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheets. Deferred revenue consists of the unearned portion of customer billings, which is recognized as net revenue in accordance with our revenue recognition policy. As of December 31, 2021, we had deferred revenue of $710.2 million, of which $317.1 million was recorded as a current liability and is expected to be recognized as net revenue over the next 12 months, provided all other revenue recognition criteria have been met.
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
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members in amounts sufficient for the MarketWise Members to pay taxes due on their share of MarketWise income at prevailing individual income tax rates. Such amounts will be reflected in MarketWise, Inc.’s statement of cash flows as cash used in financing activities, and so will not decrease the amount of cash from operations or net income reflected in MarketWise, Inc.’s financial statements. However, such distributions will decrease the amount of cash available to us for use in our business.
Tax Receivable Agreement
MarketWise, Inc. intends, as MarketWise, LLC’s sole manager, to cause MarketWise, LLC to make cash distributions to MarketWise, Inc. in an amount sufficient to cover MarketWise, Inc.’s obligations under the Tax Receivable Agreement. However, MarketWise, LLC’s ability to make such distributions to MarketWise, Inc. may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which MarketWise, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering MarketWise, LLC insolvent. If MarketWise, LLC does not have sufficient cash to fund distributions to MarketWise, Inc. in amounts sufficient to cover MarketWise, Inc.’s obligations under the Tax Receivable Agreement, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that MarketWise, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. MarketWise, Inc.’s failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because (i) MarketWise, LLC is prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of its indebtedness or (ii) MarketWise, LLC does not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment. See “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” and “Certain Relationships and Related Party Transactions—MarketWise Operating Agreement” for additional information. Any payments made by MarketWise, Inc. to the MarketWise Members under the Tax Receivable Agreement will not be available for reinvestment in the business and will generally reduce the amount of cash that might have otherwise been available to MarketWise, Inc. and its subsidiaries.
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
Share Repurchase Program
On November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. During the year ended December 31, 2021, we repurchased 500,270 shares totaling $3.3 million in the aggregate.
Stock repurchases under this program will be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing of the repurchases will depend on market conditions and other requirements. The Company currently anticipates the share repurchase program will extend over a two-year period, or such shorter period if $35.0 million in aggregate of shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.
Credit Facilities
On October 29, 2021, MarketWise, LLC, entered into a loan and security agreement, with the Guarantors (as defined below), the lenders from time to time party thereto, HSBC Bank USA, N.A., as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, and BMO Capital Markets Corp, as joint lead arranger and joint bookrunner (the “Loan and Security Agreement”), providing for up to $150 million of commitments under a revolving credit facility (the “Credit Facility”), including a $5 million letter of credit sublimit. HSBC Bank USA, N.A. and BMO Capital Markets Corp. acted as joint lead arrangers and joint bookrunners, and HSBC Bank USA, N.A., BMO Harris Bank N.A., Silicon Valley Bank, Wells Fargo Bank, N.A., and PNC Bank National Association are lenders.
The Credit Facility is guaranteed by MarketWise, LLC’s direct and indirect material U.S. subsidiaries, subject to customary exceptions (the “Guarantors”), pursuant to a guaranty by the Guarantors in favor of HSBC Bank USA, National Association, as agent (the “Guaranty”). Borrowings under the Credit Facility are secured by a first-priority lien on substantially all of the assets of MarketWise, LLC and the Guarantors, subject to customary exceptions. The Credit Facility has a term of three years, maturing on October 29, 2024.
Subject to certain conditions and the receipt of commitments, the Loan and Security Agreement allows for revolving commitments under the Credit Facility to be increased or new term commitments to be established by up to $65 million. The existing lenders under the Credit Facility are entitled, but not obligated, to provide such incremental commitments.
Borrowings will bear interest at a floating rate which can be, at our option, either (a) an alternate base rate plus an applicable rate ranging from 0.50% to 1.25% or (b) a LIBOR or EURIBOR rate (with a floor of 0.00%) for the specified interest period plus an applicable rate ranging from 1.50% to 2.25%, in each case, depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). We will pay an unused commitment fee ranging from 0.25% to 0.35% based on unused capacity under the Credit Facility and MarketWise, LLC’s Net Leverage Ratio. The Company may use the proceeds of borrowings under the Credit Facility to finance permitted acquisitions and for working capital and other general corporate purposes.
The Loan and Security Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of properties and insurance, compliance with laws, including environmental laws, the provision of additional guarantees, and an affiliate transactions covenant, subject to certain exceptions. The Loan and Security Agreement contains customary negative covenants, including, among others, restrictions on the ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, acquisitions, loans, or advances, pay dividends, and sell or otherwise transfer assets.
The Loan and Security Agreement contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio (as defined in the Loan and Security Agreement) of not less than 3.00 to 1.00 and a Net Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 2.00 to 1.00 (which ratio may be increased to 2.50 to 1.00 for a period of time following a permitted acquisition for which the aggregate cash consideration exceeds $50 million), in each case, tested at the end of each fiscal quarter. The Loan and Security Agreement also provides for a number of customary events of default, including, among others: payment defaults to the lenders; voluntary and involuntary bankruptcy proceedings; covenant defaults; material inaccuracies of representations and warranties; cross-acceleration to other material indebtedness; certain change of control events; material money judgments; and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement.
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

Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$63,632	$55,875	$54,201
Net cash (used in) provided by investing activities	(8,311)	(9,649)	12,395
Net cash used in financing activities	(30,678)	(103,369)	(27,341)
Operating Activities
For the year ended December 31, 2021, net cash provided by operating activities was $63.6 million, primarily due to net loss of $953.9 million adjusted for non-cash charges of $927.8 million and a contribution to cash resulting from net changes in our operating assets and liabilities of $89.8 million. The non-cash adjustments primarily related to stock-based compensation expenses of $939.0 million, which was driven by the increase in fair value as a result of a higher probability assigned to the market approach due to the signing of a letter of intent with ADAC during December 2020, and the granting and vesting of certain Class B Units. The changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $175.6 million due to our overall increase in sales, and an increase in accrued expenses of $14.2 million, partially offset by a net increase in deferred contract acquisition costs of $95.8 million.
For the year ended December 31, 2020, net cash provided by operating activities was $55.9 million, primarily due to net loss of $541.1 million and non-cash charges of $483.4 million, and partially offset by net changes in our operating assets and liabilities of $113.6 million. The non-cash adjustments primarily related to stock-based compensation income of $475.2 million, which was driven by the decrease in fair value of the Class B Units. The changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $178.8 million due to our overall increase in sales, partially offset by a net increase in deferred contract acquisition costs of $64.9 million.
For the year ended December 31, 2019, net cash provided by operating activities was $54.2 million, primarily due to net income of $28.0 million adjusted for non-cash charges of $10.8 million and net changes in our operating assets and liabilities of $15.4 million. The non-cash adjustments primarily related to stock-based compensation expenses of $5.6 million resulting from the granting and vesting of certain Class B Units. The changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $36.7 million due to our overall increase in sales, partially offset by an overall net decrease in related-party payables of $13.8 million with lower allocations from our related-party owner, and an increase in accrued expenses of $10.1 million due to higher commission and bonus accruals for the overall growth in sales and headcount.
Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was $8.3 million, primarily driven by the payment of $7.1 million related to the acquisition of Chaikin, and $0.9 million to acquire intangible assets.
For the year ended December 31, 2020, net cash used in investing activities was $9.6 million, primarily driven by the payment of $9.2 million to acquire the noncontrolling interest of TradeSmith, and $0.3 million for property and equipment.
For the year ended December 31, 2019, net cash provided by investing activities was $12.4 million, primarily driven by the return of the $15.0 million in funds held in deposit for a potential acquisition. This was partially offset by the payment of $1.5 million related to the acquisition of Gold Stock Analyst and $0.8 million in capitalized software development costs.

Financing Activities
For the year ended December 31, 2021, net cash used in financing activities was $30.7 million, primarily due to $135.5 million in distributions to members and $5.5 million in distributions to noncontrolling interests, which is offset by a $113.6 million inflow from proceeds from the Transactions.
For the year ended December 31, 2020, net cash used in financing activities was $103.4 million, primarily due to $101.8 million in distributions to members, $5.4 million repayment of borrowings under the 2013 Credit Facility, and $0.5 million in distributions to noncontrolling interests.
For the year ended December 31, 2019, net cash used in financing activities was $27.3 million, primarily due to $20.5 million in distributions to members, issuance of notes receivable to related parties of $3.1 million, $1.9 million repayment of borrowings under the 2013 Credit Facility, and $1.8 million in distributions to non-controlling interests.
Critical Accounting Estimates
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
We also offer lifetime subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually thereafter. Certain upfront fees on lifetime subscriptions are paid in installments over a 12-month period and, from time to time, over multiple years. We recognize revenue related to lifetime subscriptions over the estimated customer lives, which is five years. Management has determined the estimated life of lifetime customers based on historic customer attrition rates. The estimated life of lifetime customers was five years for each of the years ended December 31, 2021, 2020 and 2019.
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
We capitalize incremental costs that are directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered and if we expect the benefit of these costs to be longer than one year. We have elected to utilize the practical expedient and expense costs to obtain a contract with a subscriber when the expected benefit period is one year or less. Our capitalizable incremental costs include sales commissions to employees and fees paid to marketing vendors that are generally calculated as a percentage of the customer sale. We also capitalize revenue share fees that are payable to other companies, including related parties, who share their customer lists with us for each successful sale we make to a customer from their list. Capitalized costs are amortized on a straight-line basis over the shorter of the expected customer life and the expected benefit related directly to those costs, which is approximately four years. The amortization period for contract costs was approximately four years for each of the years ended December 31, 2021, 2020 and 2019.
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
Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing assets acquired and liabilities assumed include, but are not limited to, future expected cash flows from acquired customers, trade names, acquired technology from a market participant perspective, and determining useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. While management believes the assumptions and estimates it has made in the past have been appropriate, they are inherently uncertain and subject to refinement. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. We did not have significant measurement period adjustments during the years ended December 31, 2021, 2020 and 2019.
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
As more fully described in Note 1 to our consolidated financial statements, we completed our Transactions in July 2021. Upon consummation of the Transactions, the vesting of all outstanding Class B awards was accelerated and each Class B Unit was exchanged for Common Units in MarketWise, LLC. The original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the Common Units under the new operating agreement are treated as common equity and do not generate stock-based compensation expense. The Class B Units liability was reclassified to equity as of the transaction date. See Note 1 to our consolidated financial statements included elsewhere in this report.
Recently Issued Accounting Pronouncements
See the section titled “Summary of Significant Accounting Policies” in Note 2 of the notes to our consolidated financial statements included in this report for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We had cash and cash equivalents of $139.1 million and $114.4 million as of December 31, 2021 and 2020, respectively, which consisted of bank deposits, money market funds, and certificates of deposit. We hold cash with federally insured financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with high-quality financial institutions and periodically evaluating the credit quality of those institutions.
Interest Rate Risk
Cash and cash equivalents are held primarily for working capital purposes. These interest-earning instruments are subject to interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
We also historically have had exposure in changing interest rates in connection with the 2013 Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors. and other factors beyond our control. In June 2020, we repaid all amounts outstanding under the 2013 Credit Facility. As such, a hypothetical 1% increase or decrease in market interest rates during the twelve-month period ending December 31, 2020 would not result in a material change to our consolidated financial statements.
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

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of MarketWise, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MarketWise, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ deficit/member’s deficit, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, comprehensive (loss) income, shareholders’ deficit/member’s deficit, and cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Deloitte & Touche LLP
Baltimore, Maryland
March 10, 2022
We have served as the Company’s auditor since 2018.

MARKETWISE, INC.
Consolidated Balance Sheets
(In thousands, except share, unit, per share, and per unit data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$139,078	$114,422
Accounts receivable	7,805	12,398
Prepaid expenses	13,043	8,530
Related party receivables	496	874
Related party notes receivable, current	298	—
Restricted cash	500	505
Deferred contract acquisition costs	82,685	42,019
Other current assets	2,484	1,889
Total current assets	246,389	180,637
Property and equipment, net	1,188	1,417
Operating lease right-of-use assets	10,901	12,337
Intangible assets, net	8,612	5,278
Goodwill	23,288	18,101
Deferred contract acquisition costs, noncurrent	120,386	65,217
Related party notes receivable, noncurrent	861	1,148
Deferred tax assets	8,964	—
Other assets	965	678
Total assets	$421,554	$284,813
Liabilities and stockholders’ deficit / members’ deficit
Current liabilities:
Trade and other payables	$4,758	$11,969
Related party payables, net	970	2,515
Accrued expenses	46,453	32,134
Deferred revenue and other contract liabilities	317,133	278,267
Operating lease liabilities	1,274	1,077
Other current liabilities	24,905	19,576
Total current liabilities	395,493	345,538
Class B Units - related party	—	593,235
Deferred revenue and other contract liabilities, noncurrent	393,043	254,481
Derivative liabilities, noncurrent	2,015	4,343
Warrant liabilities	29,332	—
Operating lease liabilities, noncurrent	6,933	7,826
Total liabilities	826,816	1,205,423
Commitments and Contingencies (Note 10)	—	—
Stockholders’ deficit / members’ deficit:
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 24,718,402 shares issued and outstanding at December 31, 2021	2	—
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 291,092,303 shares issued and outstanding at December 31, 2021	29	—
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021	—	—

MARKETWISE, INC.
Consolidated Balance Sheets
(In thousands, except share, unit, per share, and per unit data)

Additional paid-in capital	97,548	—
Class A members’ units, 0 and 547,466 units issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	(914,728)
Accumulated other comprehensive loss	(9)	(17)
Accumulated deficit	(146,115)	—
Total stockholders’ deficit / members’ deficit attributable to MarketWise, Inc.	(48,545)	(914,745)
Noncontrolling interest	(356,717)	(5,865)
Total stockholders’ deficit / members’ deficit	(405,262)	(920,610)
Total liabilities, noncontrolling interest, and stockholders’ deficit / members’ deficit	$421,554	$284,813
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$547,899	$360,793	$265,398
Related party revenue	1,284	3,386	6,825
Total net revenue	549,183	364,179	272,223
Operating expenses:
Cost of revenue (1) (2)	239,251	154,605	42,553
Sales and marketing (1) (2)	296,934	214,257	106,094
General and administrative (1) (2)	960,183	526,561	91,669
Research and development (2)	7,487	4,770	3,672
Depreciation and amortization	2,676	2,553	2,334
Related party expense	10,245	122	331
Total operating expenses	1,516,776	902,868	246,653
(Loss) income from operations	(967,593)	(538,689)	25,570
Other income (expense), net	16,178	(2,879)	865
Interest (expense) income, net	(110)	477	1,558
(Loss) income before income taxes	(951,525)	(541,091)	27,993
Income tax expense	2,358	—	—
Net (loss) income	(953,883)	(541,091)	27,993
Net income (loss) attributable to noncontrolling interests	59,426	(2,718)	36
Net (loss) income attributable to MarketWise, Inc.	$(1,013,309)	$(538,373)	$27,957

Earnings per share - for the period from July 22, 2021 through December 31, 2021:

Net income per Class A common share - basic and diluted			$0.73

Weighted average shares outstanding, basic and diluted			25,035

As a result of the Transactions, the capital structure has changed and earnings per share information is only presented for the period after the date of the Transactions. See Note 12.

(1) Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows (see Note 11):
	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$171,804	$102,736	$5,025
Sales and marketing	48,098	10,567	—
General and administrative	843,449	440,297	15,414
Total stock-based compensation expense	$1,063,351	$553,600	$20,439

(2) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(953,883)	$(541,091)	$27,993
Other comprehensive loss:
Cumulative translation adjustment	(101)	(14)	(41)
Total comprehensive (loss) income	$(953,984)	$(541,105)	$27,952
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit / Members’ Deficit
(In thousands, except share and unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	611,547	$(267,619)	—	$—	—	$—	—	$—	$—	$—	$38	$(267,581)	$(5,690)	$(273,271)
Class A units transferred to Class B	(25,126)	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign Currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(41)	(41)	—	(41)
Transaction costs for acquisition of noncontrolling interest - Tradesmith	—	—	—	—	—	—	—	—	—	—	—	—	(443)	(443)
Minority interest share exchange - Casey Research	18,931	(2,160)	—	—	—	—	—	—	—	—	—	(2,160)	2,160	—
Distributions	—	(20,471)	—	—	—	—	—	—	—	—	—	(20,471)	(1,831)	(22,302)
Net Income	—	27,957	—	—	—	—	—	—	—	—	—	27,957	36	27,993
Balance at December 31, 2019	605,352	(262,293)	—	—	—	—	—	—	—	—	(3)	(262,296)	(5,768)	(268,064)
Class A units transferred to Class B	(57,886)	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(14)	(14)	—	(14)
Acquisition of noncontrolling interest - TradeSmith	—	(12,295)	—	—	—	—	—	—	—	—	—	(12,295)	3,131	(9,164)
Distributions	—	(101,767)	—	—	—	—	—	—	—	—	—	(101,767)	(510)	(102,277)
Net loss	—	(538,373)	—	—	—	—	—	—	—	—	—	(538,373)	(2,718)	(541,091)
Balance at December 31, 2020	547,466	(914,728)	—	—	—	—	—	—	—	—	(17)	(914,745)	(5,865)	(920,610)
Activity prior to the Transactions:
Class A units transferred to Class B	(18,947)	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of Chaikin	—	—	—	—	—	—	—	—	—	—	—	—	810	810
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(101)	(101)	—	(101)
Distributions	—	(15,098)	—	—	—	—	—	—	—	—	—	(15,098)	(831)	(15,929)
Distributions related to the recapitalization	—	(120,353)	—	—	—	—	—	—	—	—	—	(120,353)	—	(120,353)
Net loss, January 1, 2021 through July 21, 2021	—	(1,031,561)	—	—	—	—	—	—	—	—	—	(1,031,561)	(1,050)	(1,032,611)

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit / Members’ Deficit
(In thousands, except share and unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Effects of the Transactions:
Net proceeds	—	—	—	—	—	—	—	—	113,641	—	—	113,641	—	113,641
Reclassification of Class B Units from liability to equity on July 21, 2021 (date of the Transactions)	—	—	—	—	—	—	—	—	1,528,228	—	—	1,528,228	—	1,528,228
Reverse capitalization on July 21, 2021	(528,519)	2,081,740	—	—	—	—	—	—	—	(164,367)	—	1,917,373	(1,917,373)	—
Issuance of Common Stock - Class A and Class B	—	—	24,952,096	2	291,092,303	29	—	—	(31)	—	—	—	—	—
Establishment of warrant liabilities	—	—	—	—	—	—	—	—	(45,021)	—	—	(45,021)	—	(45,021)
Establishment of deferred taxes	—	—	—	—	—	—	—	—	11,136	—	—	11,136	—	11,136
Establishment of noncontrolling interest	—	—	—	—	—	—	—	—	(1,511,911)	—	109	(1,511,802)	1,511,802	—
Activity subsequent to the Transactions:
Equity-based compensation	—	—	200,373	—	—	—	—	—	3,998	—	—	3,998	—	3,998
Issuance of stock for derivative settlement	—	—	66,203	—	—	—	—	—	662	—	—	662	—	662
Repurchases of stock	—	—	(500,270)	—	—	—	—	—	(3,340)	—	—	(3,340)	—	(3,340)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,686)	(4,686)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Remeasurement of deferred taxes due to change in ownership interest in MarketWise, LLC	—	—	—	—	—	—	—	—	186	—	—	186	—	186
Net income, July 22, 2021 through December 31, 2021 (see note below)	—	—	—	—	—	—	—	—	—	18,252	—	18,252	60,476	78,728
Balance at December 31, 2021	—	$—	24,718,402	$2	291,092,303	$29	—	$—	$97,548	$(146,115)	$(9)	$(48,545)	$(356,717)	$(405,262)

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit / Members’ Deficit
(In thousands, except share and unit data)

Note: The Transactions occurred on July 21, 2021. As a result, net income (loss) for the year ended December 31, 2021 was attributed to the pre-Transaction period from January 1, 2021 through July 21, 2021 and to the post-Transaction period from July 22, 2021 through December 31, 2021. During the pre-Transaction period, net income (loss) was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests. During the post-Transaction period, net income was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. Immediately following the Transactions, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.9% and its noncontrolling interest was 92.1%. For the post-Transaction period, net income attributable to controlling interests included a $15,689 gain on warrant liabilities and a $2,358 tax provision, both of which are 100% attributable to the controlling interest.

	Controlling interests	Noncontrolling interests	Total
Net loss of MarketWise, LLC attributed to the pre-Transaction period from January 1, 2021 through July 21, 2021	$(1,031,561)	$(1,050)	$(1,032,611)
Net income of MarketWise, Inc. attributed to the post-Transaction period from July 22, 2021 through December 31, 2021	18,252	60,476	78,728
Total net (loss) income for the year ended December 31, 2021	$(1,013,309)	$59,426	$(953,883)
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statement of Cash Flows
(In thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(953,883)	$(541,091)	$27,993
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,676	2,553	2,334
Stock-based compensation	210,912	18,745	8,611
Change in fair value of derivative liabilities – Class B Units	728,079	456,457	(3,003)
Change in fair value of derivative liabilities – other	(18,017)	3,069	478
Deferred taxes	2,358	—	—
Unrealized gains on foreign currency	(38)	—	(131)
Noncash lease expense	1,894	2,577	3,102
Gain on sale of cryptocurrencies	(105)	—	(605)
Changes in operating assets and liabilities:
Accounts receivable	4,593	(5,066)	(6,513)
Related party receivables and payables, net	(1,167)	(4,670)	(13,777)
Prepaid expenses	(4,513)	(3,423)	(2,028)
Other current assets and other assets	(744)	(841)	(335)
Cryptocurrency intangible assets	109	30	928
Deferred contract acquisition costs	(95,835)	(64,921)	(6,750)
Trade and other payables	(7,282)	6,990	(5,215)
Accrued expenses	14,205	(1,392)	10,065
Deferred revenue	175,553	178,849	36,667
Derivative liabilities	662	—	—
Operating lease liabilities	(1,154)	(2,084)	(2,484)
Other current and long-term liabilities	5,329	10,093	4,864
Net cash provided by operating activities	63,632	55,875	54,201
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(7,139)	—	(1,483)
Cash deposit for business combination	—	—	15,000
Acquisition of TradeSmith non-controlling interests, including transaction costs	—	(9,164)	(193)
Purchases of property and equipment	(157)	(290)	(177)
Purchases of intangible assets	(892)	(195)	—
Capitalized software development costs	(123)	—	(752)
Net cash (used in) provided by investing activities	(8,311)	(9,649)	12,395
Cash flows from financing activities:
Principal payments on long-term debt – related party	—	(5,390)	(1,932)
Net proceeds from the Transactions	113,641	—	—
Issuance of related party notes receivable	(11)	(1,148)	(3,107)
Proceeds from related party notes receivable	—	5,446	—
Repurchases of stock	(3,340)	—	—
Distributions to members	(135,451)	(101,767)	(20,471)
Distributions to noncontrolling interests	(5,517)	(510)	(1,831)
Net cash used in financing activities	(30,678)	(103,369)	(27,341)
Effect of exchange rate changes on cash	8	(14)	(41)
Net increase in cash, cash equivalents and restricted cash	24,651	(57,157)	39,214
Cash, cash equivalents and restricted cash — beginning of period	114,927	172,084	132,870
Cash, cash equivalents and restricted cash — end of period	$139,578	$114,927	$172,084
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
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
As part of the recapitalization Transactions, we recorded net cash proceeds from the Transactions of $113.6 million in equity. This cash amount includes: (1) the reclassification of ADAC’s Trust Account of $414.6 million to cash and cash equivalents that became available at the time of the Transactions; (2) proceeds of $150.0 million from the issuance and sale of MarketWise Class A common stock in the PIPE investment; (3) payment of $48.8 million in non-recurring transaction costs; (4) settlement of $14.5 million in deferred underwriters’ discount; and (5) the payment of $387.7 million to redeeming shareholders of ADAC. We also recorded (1) $45.0 million in equity related to the establishment of the initial value of the warrants; and (2) $11.1 million in equity related to the establishment of the initial value of deferred taxes.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common units, derivatives, warrants, valuation of assets acquired and liabilities assumed in business combinations, useful lives of intangible assets with definite lives, benefit period of deferred contract acquisition costs, grant-date fair value of equity awards, determination of standalone selling prices, estimated life of lifetime customers, recoverability of goodwill and long-lived assets, valuation allowances on deferred tax assets, the incremental borrowing rates to calculate lease liabilities and right-of-use (“ROU”) assets and certain accruals. We evaluate our estimates and assumptions on an ongoing basis using historical experience and

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our audited financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Variable Interest Entity
The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests when an entity is insufficiently capitalized, or when an entity is not controlled through its voting interests, which is referred to as a variable interest entity (“VIE”).
We evaluate our ownership, contractual and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If we hold a contractual or ownership interest in an entity and we determine that the entity is a VIE and that we are determined to be the primary beneficiary, we consolidate such entity in our consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we determine whether any changes in the interest or relationship with the entity impact the determination of whether we are still the primary beneficiary. If we are not deemed to be the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP. We have determined that Stansberry Pacific Research is a VIE and that we are the primary beneficiary of Stansberry Pacific Research since we have the ability to direct the activities of the VIE and have the obligation to absorb the loss or the right to receive the benefit. Refer to Variable Interest Entities note for further information.
Segment Information
Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by our chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. Our Chief Executive Officer serves as the CODM.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
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
Long-lived assets outside the United States were immaterial as of December 31, 2021 and 2020.
Cash and Cash Equivalents and Restricted Cash
We consider all financial instruments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Our cash equivalents are composed of money market funds and certificates of deposit.
We hold certain restricted cash with credit card processors as reserves for chargebacks and refunds. As the reserves are based on our credit card receivables which are collected within twelve months of each reporting period, the restricted cash has been included in current assets on the consolidated balance sheets.
Accounts Receivable, Net
Our accounts receivable primarily consist of receivables from third-party credit card providers which are stated at net realizable value. We did not record an allowance for doubtful accounts for the years ended December 31, 2021 and 2020.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash to the extent recorded on the consolidated balance sheets. Management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
No individual customer accounted for more than 10% of revenue for the years ended December 31, 2021, 2020 and 2019.
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
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the related asset’s estimated useful life or the remaining term of the lease. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations.
Business Combinations

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing assets acquired and liabilities assumed include, but are not limited to, future expected cash flows from acquired customers, trade names, acquired technology and deferred revenue from a market participant perspective, as well as determining useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in earnings.
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but is evaluated for impairment annually, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. Our annual impairment testing date is the first day of the fourth quarter.
Events or changes in circumstances which could trigger an impairment review include significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to historical or projected future results of operations, a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss of key personnel. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, then we are required to perform the first of a two-step impairment test.
The first step involves comparing the estimated fair value of the reporting unit with its respective carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than the carrying amount, then a second step is required that compares the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible and tangible net assets. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, then an impairment loss is recognized in an amount equal to the excess.
No goodwill impairment charges have been recorded during the years ended December 31, 2021, 2020 and 2019.
Intangible Assets, Net
Intangible assets, net consists primarily of identifiable intangible assets that are subject to amortization such as developed technology, customer relationships, and trade names resulting from our acquisitions. Intangible assets arising from acquisitions are recorded at fair value on the date of acquisition and amortized over their estimated economic lives on a straight-line basis which approximates the pattern in which the economic benefits of the assets will be consumed. Intangible assets are presented net of accumulated amortization in the consolidated balance sheet.
Cryptocurrencies
We purchased cryptocurrencies during the year ended December 31, 2018 primarily to be redeemed by customers as part of certain marketing campaigns. We recognized our portfolio of cryptocurrencies as intangible

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
assets since cryptocurrencies are not considered cash and cash equivalents and do not have physical substance. We believe that the cryptocurrencies have an indefinite life since there are no significant legal, regulatory, contractual or economic factors that would limit the cryptocurrencies’ useful life.
Our indefinite-lived cryptocurrency holdings are not amortized but are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. We utilize the quoted market values of the cryptocurrencies in the impairment test on the cryptocurrency holdings. We sold cryptocurrencies on hand after the marketing campaigns ended and recognized gains of $105, $0 and $605 during the years ended December 31, 2021, 2020 and 2019, respectively, in other income, net on the consolidated statement of operations.
The cash flows associated with the cryptocurrencies are recognized in the consolidated statement of cash flows as operating activities due to the nature of the transactions.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets or asset groups. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for any of the periods presented.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments (“ASC 606”).
We determine revenue recognition through the following steps:
•Identify the contract, or contracts, with a customer;
•Identify the performance obligations in the contract;
•Determine the transaction price;
•Allocate the transaction price to the performance obligations in the contract; and
•Recognize revenue when, or as, a performance obligation is satisfied
Research and software-as-a-service (“SaaS”) subscriptions
We primarily earn revenue from services provided in delivering subscription-based financial research, publications and SaaS offerings to individual customers through our online platforms. Revenues are recognized evenly over the duration of the subscriptions, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Customers are typically billed in advance of the subscriptions.
We also offer lifetime subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually (a “maintenance fee”) thereafter. The right to discounts on future maintenance fee payments is considered a material right which is recognized as revenue when the customer exercises the option or when the option expires. Certain upfront fees on lifetime subscriptions are paid in installments, generally over a twelve-month period. We recognize revenue related to lifetime subscriptions over the estimated customer lives. We have determined the estimated life of lifetime customers based on historic customer attrition rates.
Advertising and other
We earn revenue from the sale of advertising placements on our websites. We also earn revenue from the sale of print products and events, such as webinars and conferences. In addition we recognize revenue related to the sharing

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
of our customer lists with other companies, including related parties, where we earn a fee for each successful sale the other company generates from our list (“revenue share”).
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
We have also offered customers the option to redeem a certain value of cryptocurrencies as part of certain marketing campaigns. These offers are considered to be material rights for our customers and we allocate a portion of the transaction price to the material right performance obligation. Revenue associated with the material rights is recognized when the customer exercises the option or when the option expires.
Our performance obligations are satisfied over time as subscriptions are available to customers or at a point-in-time as products are delivered to customers. Accordingly, revenue from subscription services is recognized over the duration of the subscription. Our advertising performance obligations are satisfied at a point-in-time, and revenue is recognized when impressions are delivered. Revenue from products is recognized at a point-in-time when delivered. Revenue from events is recognized over the duration of the event.
In addition, we recognize revenue from sharing our customer lists with related parties and other third-party companies. We apply the sales-based or usage-based royalty exception to sales of functional intellectual property. Revenue is recognized at a point-in-time as fees are earned on successful sales from the customer lists.
Contracts with Multiple Performance Obligations
Our contracts with customers may include multiple performance obligations if subscription services are sold with other subscriptions, products or events within one contract. For such contracts, we allocate the transaction price to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers on a standalone basis.
Contract Balances
A contract asset is defined as an entity's right to consideration for goods or services that the entity has transferred to a customer but customer payment is contingent on a future event. A contract liability is defined to occur if the customer's payment of consideration precedes the entity's performance and represents the entity's obligation to transfer goods or services to a customer for which the entity has received consideration. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. No other contract assets are recorded on our consolidated balance sheets as of December 31, 2021 and 2020.
Deferred revenue is primarily comprised of unearned revenue related to subscription services. Subscribers typically pay all or a portion of the subscription fees by credit card prior to the start of the subscriptions. Contract receivables are presented as accounts receivable due to processing time with credit card providers.
Subscribers may be able to cancel certain subscriptions for a full or pro-rated refund for a certain period of time which is generally between 30 and 90 days after the start of their subscriptions. After the refund period, we have no obligation to refund any of the consideration received. Refund obligations are a significant estimate which we recognize as of each reporting period based on historical trends and record a contract liability for this amount in other current liabilities on the consolidated balance sheets.
Assets Recognized from Costs to Obtain a Contract with a Customer
We capitalize incremental costs that are directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered and if we expect the benefit of these costs to be longer than one year. We have elected to utilize the practical expedient and expense costs to obtain a contract with a customer when the expected benefit period is one year or less. Our capitalizable incremental costs include sales commissions to

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
employees and fees paid to marketing vendors that are generally calculated as a percentage of the customer sale. We also capitalize revenue share fees that are payable to other companies, including related parties, who share their customer lists with us for each successful sale we make to a customer from their list. Capitalized costs are amortized on a straight-line basis over the shorter of the expected customer life or the expected benefit related directly to those costs, which is approximately four years.
Leases
We follow the provisions of ASU No. 2016-02, Leases (“ASU 2016-02”). We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and operating lease liabilities, noncurrent in the consolidated balance sheets. We do not have any finance lease agreements.
ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes payments received for lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally combined.
We have elected, as an accounting policy for leases of real estate, to account for lease and non-lease components in a contract as a single lease component. We elected to use the practical expedient for short-term leases, and therefore do not record right-of-use assets or lease liabilities with lease durations of twelve months or less. Rather, the lease payments for short-term leases are recognized on the consolidated statements of operations on a straight-line basis over the lease term. We have also elected the practical expedient on not separating lease components from nonlease components for our office leases.
Variable payments, such as common area charges, maintenance, insurance and taxes, are primarily based on the amount of space we occupy. These payments in our leases are not dependent on an index or a rate and are excluded from the measurement of the lease liabilities and recognized in the consolidated statements of operations in the period in which the obligation for those payments is incurred. We remeasure our lease payments when the contingency underlying such variable payments is resolved such that some or all of the remaining payments become fixed.
Cost of Revenue
Cost of revenue consists primarily of payroll and payroll-related costs associated with producing and publishing our content, customer service, credit card processing fees, product costs and allocated overhead.
Sales and Marketing
Sales and marketing expenses consist primarily of payroll and payroll-related costs, amortization of deferred contract acquisition costs, allocated overhead, agency costs, advertising campaigns, and branding initiatives. Conferences, webinars and other event costs are expensed during the period in which the event takes place. Other sales and marketing and advertising costs are expensed as they are incurred.
Advertising expense was $144,561, $149,191 and $67,640 for the years ended December 31, 2021, 2020 and 2019, respectively.
Research and Development
Research and development expenses consist primarily of payroll and related costs, allocated overhead, technical services, software expenses, and hosting expenses.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
General and Administrative
General and administrative expenses consist primarily of payroll and related costs associated with our finance, legal, information technology, human resources, executive and administrative personnel, legal fees, corporate insurance, office expenses, professional fees, and travel and entertainment costs.
Stock-Based Compensation
Stock-based compensation expenses are included in cost of revenue, sales and marketing, and general and administrative expenses in a manner consistent with the employee’s salary and benefits in the consolidated statements of operations.
2021 Incentive Award Plan
On July 21, 2021, the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) became effective. We have reserved a total of 32,045,000 shares of MarketWise Class A common stock for issuance pursuant to the 2021 Incentive Award Plan, and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Award Plan is 32,045,000, in each case, subject to certain adjustments set forth therein.
The 2021 Incentive Award Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs; restricted stock; restricted stock units, or RSUs; stock appreciation rights, or SARs; and other stock or cash-based awards.
Equity-based compensation with service conditions is measured based on the grant date fair value of the awards and recognized as compensation expense over the period during which the recipient is required to perform services in exchange for the award (the requisite service period). We have elected to use a straight-line attribution method for recognizing compensation costs relating to awards that have service conditions only. Forfeitures are recorded as they occur.
Class B Units
As more fully described above, we completed our Transactions in July 2021, and all Class B Units fully vested as of the transaction date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the MarketWise, LLC common units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Since Class B Units were classified as liabilities, all cash distributions made to the unitholders of the Class B Units pursuant to our operating agreement were considered to be stock-based compensation expenses. Upon consummation of the Transactions, the old operating agreement was terminated and a new operating agreement was adopted. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the common units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense. See also Note 11, Stock-Based Compensation.
Capitalized Software Development Costs
For internal use software, we capitalize external costs and payroll and payroll-related costs related to employees that developed new or additional software functionality. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred and included in research and development in the consolidated statements of operations. These capitalized costs are amortized using the straight-line method over the software’s expected useful life, which is generally three years.
Capitalized Implementation Costs
Effective January 1, 2018, we adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract and applied the guidance prospectively to eligible costs. Implementation costs incurred in cloud computing hosting arrangements that are service contracts are capitalized and amortized using the straight-line method over the term of the related hosting arrangement and any expected renewal periods. These costs include external direct costs for materials and services and payroll and payroll-related costs of employees devoting time to the project. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalized implementation costs are capitalized within other current assets and other assets on the consolidated balance sheets. We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $287, $356 and $257 for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense related to capitalized cloud computing implementation costs was $210, $17 and $64 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The carrying amount of our financial instruments, including accounts receivable, trade and other payables, accrued expenses and related party receivables and payables, approximate their respective fair values because of their short maturities. The fair value of stock-based compensation liabilities for Class B Units, the derivatives liabilities associated with our deferred compensation arrangements, and the warrant liabilities were determined using unobservable Level 3 inputs. We have not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Warrant Liability
Warrants are accounted for as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2021, all of our warrants are classified as liabilities.
Foreign Currency Translation
Our VIE is an entity in Singapore, and its functional currency is the local currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net income (loss) for the period. Assets and liabilities of our foreign subsidiary are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using weighted average exchange rates. Adjustments arising from the translation of our foreign subsidiary’s functional currency into U.S. dollars are reported as foreign currency translation adjustments in accumulated other comprehensive loss in the consolidated statements of members’ deficit.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying consolidated statement of operations when realized. Foreign currency transaction activity was immaterial for the years ended December 31, 2021, 2020 and 2019.
Comprehensive Income (Loss)
Comprehensive income (loss) is currently comprised of changes in foreign currency translation adjustments.
Income Taxes
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
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
As of December 31, 2021, there has been no exchange of MarketWise, LLC units and therefore no TRA liability has been recognized.
Earnout Shares
Pursuant to the Transaction Agreement, at the closing of the Transactions, we placed 3,051,000 shares of MarketWise, Inc. Class A Common Stock into escrow to be released to the Sponsor if certain conditions are met. In addition, certain management members of the Company have been allocated 2,000,000 shares of Class A Common Stock in aggregate, with shares to be placed in escrow, and released at any time during a four-year period following

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
closing of the Transaction, if certain conditions are met. The sponsor and management earnout shares will be released as follows:
1) 50% when the volume weighted average price (the “VWAP) of Class A Common Stock is greater than or equal to $12.00 for a period of at least 20 trading days within a consecutive 30-trading-day period, or based on the per share equity value in a transaction in which our shareholders sell their shares; and
2) 50% when the volume weighted average price (the “VWAP) of Class A Common Stock is greater than or equal to $14.00 for a period of at least 20 trading days within a consecutive 30-trading-day period, or based on the per share equity value in a transaction in which our shareholders sell their shares.
The sponsor and management earnout shares are classified as equity transactions at initial issuance and at settlement when the release conditions are met. Until the shares are issued and released, the earnout shares are not included in shares outstanding. The earnout shares are not considered stock-based compensation. As of the date of the Transactions, the sponsor and management earnout shares had a fair value of $26.0 million for 5,051,000 shares of Class A Common Stock.
Noncontrolling Interest
Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company.
The Transactions occurred on July 21, 2021. As a result, net income (loss) for the year ended December 31, 2021 was attributed to the pre-Transaction period from January 1, 2021 through July 21, 2021 and to the post-Transaction period from July 22, 2021 through December 31, 2021. During the pre-Transaction period, net income (loss) was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests. During the post-Transaction period, net income was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. Immediately following the Transactions, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.9% and its noncontrolling interest was 92.1%. For the post-Transaction period, net income attributable to controlling interests included a $15.7 million gain on warrant liabilities and a $2.4 million tax provision, both of which are 100% attributable to the controlling interest.
MarketWise, Inc’s controlling and noncontrolling interest in MarketWise, LLC may change in the future if MarketWise Members, who have the right to have their MarketWise Units redeemed or exchanged into shares of Class A common stock, exercise such rights.
Earnings Per Share
Basic net income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding after the closing of the Transactions. Diluted net income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share based compensation awards outstanding during the period after the closing of the Transactions. Class B Common Stock is not a participating security, therefore it is not included in the earnings per share calculation.
Adjustments Related to Prior Period Financial Statements
During the year ended December 31, 2021, the Company determined that there were immaterial misstatements of revenue and general and administrative expenses in our previously issued annual financial statements. The Company corrected these misstatements by recognizing out-of-period adjustments during the year ended December 31, 2021, which increased our revenue by $5.7 million and decreased our general and administrative expenses by $2.8 million for the period. For the year ended December 31, 2021, the out-of-period adjustments were a cumulative $8.5 million decrease in net loss. Management determined that the correction of these misstatements were not material to our previously issued financial statements on both a quantitative and qualitative basis nor our 2021 financial statements on both a quantitative and qualitative basis.
Recently Issued and Adopted Accounting Pronouncements

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company has adopted this standard during 2021 and it did not have a material impact on our consolidated financial statements.

3.Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Year Ended December 31, 2021
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$543,881	$—	$—	$—	$543,881
Transferred at a point in time	—	2,479	1,284	1,539	5,302
Total	$543,881	$2,479	$1,284	$1,539	$549,183

	Year Ended December 31, 2020
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$356,265	$—	$—	$—	$356,265
Transferred at a point in time	—	1,965	3,386	2,563	7,914
Total	$356,265	$1,965	$3,386	$2,563	$364,179

	Year Ended December 31, 2019
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$260,640	$—	$—	$—	$260,640
Transferred at a point in time	—	2,669	6,825	2,089	11,583
Total	$260,640	$2,669	$6,825	$2,089	$272,223
Revenue recognition by subscription type was as follows:

	Year Ended December 31,
	2021	2020	2019
Lifetime subscriptions	$192,273	$134,525	$98,578
Term subscriptions	351,608	221,740	162,062
Non-subscription revenue	5,302	7,914	11,583
Total	$549,183	$364,179	$272,223
Revenue for the Lifetime and Term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue.
Net revenue by principal geographic areas was as follows:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Year Ended December 31,
	2021	2020	2019
United States	$547,026	$361,547	$265,647
International	2,157	2,632	6,576
Total	$549,183	$364,179	$272,223
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

	As of December 31,
	2021	2020	2019
Contract balances
Accounts receivable	$7,805	$12,398	$7,332
Obligations for refunds	5,590	3,448	2,214
Deferred revenue – current	311,543	274,819	190,778
Deferred revenue – non-current	393,043	254,481	160,907
We recognized $289,728 and $190,778 of revenue during the years ended December 31, 2021 and 2020, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $7,805 and $12,398 as of December 31, 2021 and 2020, respectively, related to the timing of cash settlement with credit card processors.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2019	$35,565
Royalties and sales commissions – additions	18,984
Revenue share and cost per acquisition fees – additions	6,284
Amortization of capitalized costs	(18,519)
Balance at December 31, 2019	$42,314
Royalties and sales commissions – additions	43,273
Revenue share and cost per acquisition fees – additions	52,193
Amortization of capitalized costs	(30,544)
Balance at December 31, 2020	$107,236
Royalties and sales commissions – additions	68,938
Revenue share and cost per acquisition fees – additions	98,747
Amortization of capitalized costs	(71,850)
Balance at December 31, 2021	$203,071
We did not recognize any impairment on capitalized costs associated with contracts with customers for the years ended December 31, 2021, 2020 and 2019.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Remaining Performance Obligations
As of December 31, 2021, the Company had $710,176 of remaining performance obligations presented as deferred revenue in the consolidated balance sheets. We expect to recognize approximately 45% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

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

Cash	$151
Other current assets	138
Customer relationships	3,664
Tradenames	657
Software	247
Goodwill	5,187
Other noncurrent assets	443
Total assets acquired	10,487
Liabilities assumed	(2,387)
Net assets acquired	$8,100

Cash consideration	$7,290
Noncontrolling interest	810
Total consideration	$8,100
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition is largely attributable to synergies which we expect to achieve from cross-marketing and providing complementary products to our existing and acquired customers, and is expected to be fully deductible for tax purposes. The acquired intangible assets of Chaikin are amortized over their estimated useful lives. Accordingly, the trade name will be amortized over 8.5 years and customer relationships will be amortized over 6 years. Amortization for the acquired intangible assets was $648 for the year ended December 31, 2021. Revenue from Chaikin was $7,514 for the year ended December 31, 2021.
TradeSmith
On January 5, 2020, we acquired the noncontrolling interest of 25% in a subsidiary, TradeSmith, to obtain 100% ownership for $9,164, including transaction costs. We incurred transaction costs of $164 during the year ended December 31, 2020 and elected to record these costs as a reduction in equity.
5.Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amounts of goodwill are as follows:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

Balance at January 1, 2020	$18,101
Balance at December 31, 2020	18,101
Acquisition of Chaikin	5,187
Balance at December 31, 2021	$23,288
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,368	$(8,105)	$4,263	4.4
Tradenames	3,578	(1,838)	$1,740	5.3
Capitalized software development costs	2,866	(1,344)	1,522	3.1
Finite-lived intangible assets, net	18,812	(11,287)	7,525

Indefinite-lived intangible assets:
Cryptocurrencies	—	—	—
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$19,899	$(11,287)	$8,612

	December 31, 2020
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$8,705	$(6,675)	$2,030	2.7
Tradenames	2,921	(1,433)	1,488	4.9
Capitalized software development costs	2,495	(934)	1,561	3.8
Finite-lived intangible assets, net	14,121	(9,042)	5,079

Indefinite-lived intangible assets:
Cryptocurrencies	4	—	4
Internet domain names	195	—	195
Indefinite-lived intangible assets, net	199	—	199
Intangible assets, net	$14,320	$(9,042)	$5,278
We recorded amortization expense related to finite-lived intangible assets of $2,245, $2,102 and $1,710 for the years ended December 31, 2021, 2020 and 2019, respectively, within depreciation and amortization in the accompanying consolidated statement of operations. These amounts include amortization of capitalized software development costs of $410, $415 and $130 for the years ended December 31, 2021, 2020 and 2019, respectively.
We recorded additions to capitalized software development costs of $370, $0 and $752 for the years ended December 31, 2021, 2020 and 2019, respectively. This amount includes acquired software of $247, $0 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of December 31, 2021, the total expected future amortization expense for finite-lived intangible assets is as follows:

2022	$2,120
2023	1,961
2024	1,470
2025	1,013
2026	711
Thereafter	250
Finite-lived intangible assets, net	$7,525

6.Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$25,001	$—	$—	$25,001
Total assets	25,001	—	—	25,001
Liabilities:
Derivative liabilities, noncurrent	—	—	2,015	2,015
Warrant liabilities - Public Warrants	19,599	—	—	19,599
Warrant liabilities - Private Placement Warrants	—	—	9,733	9,733
Total liabilities	$19,599	$—	$11,748	$31,347

	December 31, 2020
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$25,016	$—	$—	$25,016
Total assets	25,016	—	—	25,016
Liabilities:
Derivative liabilities, noncurrent	—	—	4,343	4,343
Class B Units - related party	—	—	593,235	593,235
Total liabilities	$—	$—	$597,578	$597,578
The level 3 liabilities that related to our Class B Units and certain employee and non-employee contracts with embedded derivatives, see Note 8, Derivative Financial Instruments and Note 11, Stock-Based Compensation.
On the date of the Transactions, the fair value of the Public Warrants and the Private Placement Warrants was estimated using a Monte Carlo simulation model. The fair value of the Public Warrants was subsequently measured based on the listed market price of such warrants at the end of the reporting period. The fair value of the Private Placement Warrants was subsequently estimated using a Monte Carlo simulation model at the end of the reporting period. The Company estimates the fair value of the warrants at each reporting period, with changes in fair value recognized in the consolidated statements of operations.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The estimated fair value of the warrant liabilities – Public Warrants is determined using Level 1 inputs. The estimated fair value of the warrant liabilities – Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of
December 31, 2021
Stock price	$7.54
Exercise Price	$11.50
Expected life of the warrants to convert (years)	4.56
Volatility	29.70%
Risk-free rate	1.19%
The following table summarizes the change in fair value of the derivative liabilities during the years ended December 31, 2019, 2020, and 2021:

Balance – January 1, 2019	$113,221
Change in fair value of derivative instruments	478
Incremental Class B Units	8,611
Change in fair value of Class B Units	(3,003)
Balance – December 31, 2019	119,307
Change in fair value of derivative instruments	3,069
Incremental Class B Units	18,745
Change in fair value of Class B Units	456,457
Balance – December 31, 2020	597,578
Incremental Class B Units	206,914
Establishment of warrant liabilities on July 21, 2021 (date of the Transactions)	45,021
Change in fair value of derivative instruments	(18,017)
Change in fair value of Class B Units	728,079
Reclassification of Class B Units from liability to equity on July 21, 2021 (date of the Transactions)	(1,528,228)
Balance – December 31, 2021	$31,347
The following table summarizes the change in fair value of the Class B Units by income statement line item during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$136,417	$86,907	$(548)
Sales and marketing	10,870	6,545	—
General and administrative	580,792	363,005	(2,455)
Total change in fair value of Class B Units	$728,079	$456,457	$(3,003)

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
To derive the fair value of the Class B Units, we estimated the fair value of Class B Units using a valuation technique. For more information regarding the valuation of the Class B Units, see Note 11, Stock-Based Compensation.
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

7.Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	December 31, 2021	December 31, 2020
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,423	1,220
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,278	1,278
		3,661	3,458
Less: Accumulated depreciation and amortization		(2,473)	(2,041)
Total property and equipment, net		$1,188	$1,417
Depreciation and amortization expense for property and equipment was $431, $451 and $624 for the years ended December 31, 2021, 2020 and 2019, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	December 31, 2021	December 31, 2020
Commission and variable compensation	$22,155	$17,271
Payroll and benefits	5,164	3,645
Other accrued expenses	19,134	11,218
Total accrued expenses	$46,453	$32,134

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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
upon occurrence of an initial public offering. All derivative instruments are recorded at fair value as derivative liabilities on our consolidated balance sheets.
As of December 31, 2021, there are both Private Placement Warrants and public warrants outstanding; each of which is exercisable for one share of Class A common stock of MarketWise, Inc. Additionally, there are embedded derivative instruments outstanding. The following table presents information on the location and amounts of derivative instruments gains and losses:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2021	2020	2019
Warrants	Other income, net	$15,689	$—	$—
Phantom Interests in Net Income	Other income, net	—	(3,069)	(478)
Phantom Interests in Net Income	General and administrative	2,328	—	—
Option	General and administrative	(662)	—	—
Total		$17,355	$(3,069)	$(478)
See Fair Value Measurements note for more information regarding the valuation of our derivative instruments.

9.Debt
On October 29, 2021, MarketWise, LLC, entered into a loan and security agreement, with the Guarantors (as defined below), the lenders from time to time party thereto, HSBC Bank USA, N.A., as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, and BMO Capital Markets Corp, as joint lead arranger and joint bookrunner (the “Loan and Security Agreement”), providing for up to $150 million of commitments under a revolving credit facility (the “Credit Facility”), including a $5 million letter of credit sublimit. HSBC Bank USA, N.A. and BMO Capital Markets Corp. acted as joint lead arrangers and joint bookrunners, and HSBC Bank USA, N.A., BMO Harris Bank N.A., Silicon Valley Bank, Wells Fargo Bank, N.A., and PNC Bank National Association are lenders.
The Credit Facility is guaranteed by MarketWise, LLC’s direct and indirect material U.S. subsidiaries, subject to customary exceptions (the “Guarantors”), pursuant to a guaranty by the Guarantors in favor of HSBC Bank USA, National Association, as agent (the “Guaranty”). Borrowings under the Credit Facility are secured by a first-priority lien on substantially all of the assets of MarketWise, LLC and the Guarantors, subject to customary exceptions. The Credit Facility has a term of three years, maturing on October 29, 2024.
Subject to certain conditions and the receipt of commitments, the Loan and Security Agreement allows for revolving commitments under the Credit Facility to be increased or new term commitments to be established by up to $65 million. The existing lenders under the Credit Facility are entitled, but not obligated, to provide such incremental commitments.
Borrowings will bear interest at a floating rate which can be, at our option, either (a) an alternate base rate plus an applicable rate ranging from 0.50% to 1.25% or (b) a LIBOR or EURIBOR rate (with a floor of 0.00%) for the specified interest period plus an applicable rate ranging from 1.50% to 2.25%, in each case, depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). We will pay an unused commitment fee ranging from 0.25% to 0.35% based on unused capacity under the Credit Facility and MarketWise, LLC’s Net Leverage Ratio. The Company may use the proceeds of borrowings under the Credit Facility to finance permitted acquisitions and for working capital and other general corporate purposes.
The Loan and Security Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
properties and insurance, compliance with laws, including environmental laws, the provision of additional guarantees, and an affiliate transactions covenant, subject to certain exceptions. The Loan and Security Agreement contains customary negative covenants, including, among others, restrictions on the ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, acquisitions, loans, or advances, pay dividends, and sell or otherwise transfer assets.
The Loan and Security Agreement contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio (as defined in the Loan and Security Agreement) of not less than 3.00 to 1.00 and a Net Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 2.00 to 1.00 (which ratio may be increased to 2.50 to 1.00 for a period of time following a permitted acquisition for which the aggregate cash consideration exceeds $50 million), in each case, tested at the end of each fiscal quarter. The Loan and Security Agreement also provides for a number of customary events of default, including, among others: payment defaults to the lenders; voluntary and involuntary bankruptcy proceedings; covenant defaults; material inaccuracies of representations and warranties; cross-acceleration to other material indebtedness; certain change of control events; material money judgments; and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement.
The Company may use the proceeds of the Credit Facility to finance permitted acquisitions and for working capital and other general corporate purposes. The advances under Credit Facility are subject to conditions customary for facilities of this nature. As of December 31, 2021, there were no outstanding advances under the Credit Facility.

10.Commitments and Contingencies
Leases
We lease office facilities under operating lease agreements in the United States which have an initial term of twelve months or longer as of December 31, 2021. As of December 31, 2021, remaining lease terms vary from 2 to 7 years. For one lease we have the option to extend the lease term for a period of two years and for another lease we have the option to extend the lease term for a period of three years. The renewal option is not considered in the remaining lease term as we are not reasonably certain that we will exercise such option.
The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$2,435	$3,267	$3,723
Variable lease costs	97	49	176
Total lease costs	$2,532	$3,316	$3,899
Other information related to leases was as follows:

	As of December 31,
	2021	2020	2019
Lease Term and Discount Rate
Weighted average remaining lease term (in years)	5.7	6.6	7.0
Weighted average discount rate	7.0%	7.1%	7.2%
When recording the present value of lease liabilities, a discount rate is required. We have concluded that the rates implicit in the various operating lease agreements are not readily determinable. As a result, we instead used our incremental borrowing rate, which is calculated based on hypothetical borrowings to fund each respective lease over the lease term, as of the lease commencement date, assuming that borrowings are secured by the various leased properties. The incremental borrowing rates are determined based on an assessment of our implied credit rating,

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
using ratings scales from reputable rating agencies that consider a number of qualitative and quantitative factors. Market rates are derived as of the lease commencement dates with reference to companies with the same debt rating that operate in a similar industry.
As of December 31, 2021, maturities of lease liabilities were as follows:

Year Ending December 31:	Operating Leases
2022	$1,806
2023	1,842
2024	1,733
2025	1,678
2026	1,597
Thereafter	1,386
Total lease payments	$10,042
Less: Imputed interest	(1,835)
Total lease liabilities	$8,207
As of December 31, 2021, we have one lease that will commence in 2022.
Supplemental cash flow information related to leases is included in Note 16, Supplemental Cash Flow Information.
Contingencies
From time to time, we may be involved in disputes or regulatory inquiries, which arise in the ordinary course of business. When we determine that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to us in aggregate. When a material loss contingency is reasonably possible, we do not record a liability, but instead disclose the nature and the amount of the claim and an estimate of the loss or range of loss, if such an estimate can reasonably be made. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position or results of operations and no corresponding liability has been recorded for any periods presented.
11.Stock-Based Compensation
During the year ended December 31, 2021, we recorded stock-based compensation related to our 2021 Incentive Award Plan and our Class B Units. As more fully described in Note 1, we completed our Transactions in July 2021, and all Class B Units fully vested as of the transaction date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Common Units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense.
Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$171,804	$102,736	$5,025
Sales and marketing	48,098	10,567	—
General and administrative	843,449	440,297	15,414
Total stock-based compensation expense	$1,063,351	$553,600	$20,439
Total stock-based compensation expense includes: the vesting of Class B units, the change in fair value of Class B liability awards, profits distributions to Class B unitholders, and expense related to our new 2021 Incentive Award Plan as follows:

	Year Ended December 31,
	2021	2020	2019
Vested Class B units and change in fair value of Class B liability awards	$934,993	$475,202	$5,608
Profits distributions to Class B unitholders	123,449	78,398	14,831
Class B stock compensation expense	1,058,442	553,600	20,439
2021 Incentive Award Plan stock-based compensation expense	$4,909	$—	$—
Total stock-based compensation expense	$1,063,351	$553,600	$20,439
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

Volatility	50.0%
Stock price	$8.30
Strike price	$8.30
Expected life of the options to convert (years)	6.25
Risk-free rate	1.20%
Dividend yield	0.0%
The activities of the RSUs and SARs are summarized as follows, including granted, exercised and forfeited from September 27, 2021, the date of the initial establishment of the new incentive plan and grants to December 31, 2021.

	Fully Vested Shares	RSUs	SARs
Outstanding at January 1, 2021	—	—	—
Granted	309,500	2,334,490	1,935,131
Exercised or vested	(309,500)	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding at December 31, 2021	—	2,334,490	1,935,131
The stock compensation expense related to the new RSU and SAR grants was $2,340 for the year ending December 31, 2021. The weighted average grant-date fair value of the respective share classes are as follows:

As of
December 31, 2021
Fully vested shares	$8.30
RSUs	$8.30
SARs	$4.05
As of December 31, 2021, none of the SARs were exercisable and they have a remaining contractual term of 9.7 years.
Class B Units
We recognized stock-based compensation expenses of $1,058,442, $553,600 and $20,439 for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts include profits distributions to Class B unitholders of $123,449, $78,398 and $14,831 for the years ended December 31, 2021, 2020 and 2019, respectively. The amount of stock-based compensation expense related to the Class B Units included in each of the line items in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$170,536	$102,736	$5,025
Sales and marketing	46,417	10,567	—
General and administrative	841,489	440,297	15,414
Total stock based-compensation expense	$1,058,442	$553,600	$20,439
The following is a rollforward of Class B Units activity for the twelve months ended December 31, 2021:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

Unvested at January 1, 2020	77,981
Granted	62,676
Vested	(65,613)
Unvested at December 31, 2020	75,044
Granted	17,690
Vested	(92,734)
Unvested at December 31, 2021	—
Immediately prior to the closing of the Transactions, there were 589,465 Class B units of MarketWise, LLC outstanding. All Class B units were converted into 152,822,842 Common Units of MarketWise, LLC and became immediately vested, resulting in an incremental stock-based compensation expense of $292,580.
The weighted-average grant-date fair value of Class B Units granted was $2,195.16 and $178.69 per unit during the years ending December 31, 2021 and 2020, respectively.
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
For the year ended December 31, 2020, the fair value of the Class B Units was estimated using an option pricing model to allocate the equity value of the Company to the Class B Units based on their distribution rights. To derive the fair value of the Class B Unit liability, a two-step valuation approach was used. First the equity value of the Company was estimated. The Company considered asset, market, and income-based approaches. The Company determined that an income-based approach presented the best indication of value. As such, the Company relied upon a discounted cash flow approach using a five-year discrete projection period, discounting expected future cash flows back to that date. This calculated equity value was then allocated to the common units held by various stockholders using an option pricing model.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
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
See also Note 2, Summary of Significant Accounting Policies — Stock-Based Compensation.

12.    Earnings Per Share
On July 21, 2021, we completed the Transactions pursuant to the Transaction Agreement which materially impacted the number of shares outstanding. We analyzed the calculation of earnings per share for periods prior to the Transactions, and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements, as our capital structure completely changed as a result of the Transactions. Therefore, earnings per share information has not been presented for periods prior to the Transactions.
Net income (loss) for the year ended December 31, 2021 was attributed to the pre-Transaction period from January 1, 2021 through July 21, 2021 and to the post-Transaction period from July 22, 2021 through December 31, 2021. During the pre-Transaction period, net income (loss) was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests. During the post-Transaction period, net income was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. Immediately following the Transactions, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.9% and its noncontrolling interest was 92.1%. For the post-Transaction period, net income attributable to controlling interests included a $15,689 gain on warrant liabilities and a $2,358 tax provision, both of which are 100% attributable to the controlling interest.
Weighted average shares outstanding in the table below have not been retroactively restated to give effect to the reverse recapitalization for periods prior to the date of the Transactions. See Note 1 – Description of Organization and Reverse Recapitalization with Ascendant Digital Acquisition Corp. for more information regarding the Transactions. Class B Common Stock is not a participating security, therefore it is not included in the earnings per share calculation.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table sets forth the computation of basic and diluted earnings per share for the period from July 22, 2021 through December 31, 2021:

Numerator:
Net income for the period from July 22, 2021 through December 31, 2021	$78,728
Less: Net income attributable to noncontrolling interests for the period from July 22, 2021 through December 31, 2021	60,476
Net income for the period from July 22, 2021 through December 31, 2021 attributable to common shareholders, basic and dilutive	$18,252

Denominator:
Weighted average shares outstanding, basic and diluted (in thousands)	25,035

Net income per share attributable to common shares, basic and diluted	$0.73
The Company’s potentially dilutive securities and their impact on the computation of earnings per share is as follows:
•Public and Private Placement Warrants: the public and Private Placement Warrants are "out of the money" for the period from July 22, 2021 through December 31, 2021, therefore, net income per share excludes any impact of the 20,699,993 public warrants and 10,280,000 Private Placement Warrants.
•Sponsor and MarketWise Management Member Earnout shares: the 3,051,000 Sponsor Earn Out shares held in escrow are excluded from the earnings per share computation since the earnout contingency has not been met. The 2,000,000 MarketWise Management Member Earn Out shares (as defined and discussed in the Original Report) are excluded from the earnings per share computation since the earnout contingency has not been met.
•Restricted stock units and stock appreciation rights: The earnings per share calculation excludes the impact of RSUs and SARs since the impact would be antidilutive.

13.    Income Taxes
We are subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of MarketWise, LLC, as well as any standalone income or loss we generate. MarketWise, LLC is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, MarketWise, LLC’s taxable income or loss is passed through to its members, including us.
The components of income tax expense consisted of the following:

Year Ended December 31, 2021
Current income tax expense (benefit):
Federal	$—
State	—
Deferred income tax expense (benefit):
Federal	1,942
State	416
Total income tax expense (benefit)	$2,358

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

Year Ended December 31, 2021
Statutory federal tax rate	21.00%
State income taxes, net of federal benefit	4.50%
Permanent items	(0.55)%
Income attributable to noncontrolling interests	(25.20)%
Effective income tax rate	(0.25)%
The Company’s effective tax rate was (0.25)% in 2021, in comparison to the U.S. statutory rate of 21.00%. Our effective tax rate in 2021 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
Details of the Company’s deferred tax assets and liabilities are as follows:

Year Ended December 31, 2021
Deferred tax assets:
Reserves	$216
Accrued expenses	127
Deferred revenue	9,899
Derivatives	40
Stock-based compensation	102
Investment in MarketWise, LLC	28,981
Net operating loss carryforwards	1,260
Investment in flow-through partnerships	296
Lease liabilities	158
Fixed asset	9
Charitable contributions	25
Intangibles	1,057
Total deferred tax assets	$42,170
Deferred tax liabilities
Deferred expense	$(3,959)
Related party interest	(53)
Right of use asset	(213)
Total deferred tax liabilities	$(4,225)
Valuation allowance	(28,981)
Net deferred tax assets (liabilities)	$8,964
As of December 31, 2021, we had a federal net operating loss carryforward (“NOL”) of $4,942, which can be carried forward indefinitely. We also had state net operating losses of $272 with varying carryforward periods. As of December 31, 2021, it is more likely than not that future operations will generate sufficient taxable income to realize the NOL and therefore, no valuation allowance was recorded on the NOL.
As a result of the Transactions, we recorded a deferred tax asset resulting from the outside basis difference in our interest in MarketWise, LLC. The Company considers both positive and negative evidence when measuring the need for a valuation allowance. A valuation allowance is not required to the extent that, in management’s judgment,

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not (a likelihood of more than 50%) that the Company’s deferred tax assets will be realized.
In evaluating the need for a valuation allowance on the deferred tax asset, the company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance of $28,981 for certain deferred tax assets that are not more likely than not to be realized.
The deferred tax asset is remeasured at the end of the reporting period to reflect the change in relative ownership of MarketWise, LLC held by the Company. The impact of the remeasurement of the noncontrolling interest is reflected in the consolidated statements of stockholders’ deficit / members’ deficit.
The Company did not record any penalties or interest related to uncertain tax positions, as management has concluded that no such positions exist, on the consolidated balance sheets as of December 31, 2021 and 2020. The Company does not expect any changes to uncertain tax positions within the next 12 months.
The Company is subject to examination for tax years beginning with the year ended December 31, 2018. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.
Tax Receivable Agreement
As part of the Transactions, we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders. We expect to increase our share of the tax basis in the net assets of MarketWise, LLC when MarketWise, Inc. units are redeemed or exchanged by the Founding members of MarketWise, LLC. We intend to treat any redemptions and exchanges of MarketWise, Inc. units as direct purchases of MarketWise, Inc. units for United States federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
The TRA will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of MarketWise, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. There was no exchange of MarketWise, LLC units as part of the Transactions and there has been no exchange since the closing; therefore, we have not recorded a liability under the TRAs as of December 31, 2021.

14.    Related Party Transactions
In July 2021, the Company’s board approved and made a discretionary, one-time, lifetime-award, non-employee bonus payment of $10.0 million to the Company’s founder, who is a Class B common stockholder, which was recorded within related party expense in the consolidated statement of operations.
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $1,284, $3,386 and $6,825 for the years ended December 31, 2021, 2020 and 2019, respectively.
We also incurred revenue share expenses paid to related parties of $10,326, $5,891 and $3,063, which were capitalized as contract origination costs for the years ended December 31, 2021, 2020 and 2019, respectively.
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $1,260, $1,005 and $1,647 for the years ended December 31, 2021, 2020 and 2019, respectively.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise and recorded within related party expense in the accompanying consolidated statement of operations.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We held balances of $1,037 and $3,288 as of December 31, 2021 and December 31, 2020 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with our related party are presented net and are included in related party payables, net in the consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B unitholders. As a result, we recognized $358, $348 and $338 in other income, net for the years ended December 31, 2021, 2020 and 2019, respectively. Related party receivables related to these services were $358 and $689 as of December 31, 2021 and 2020, respectively.
We lease offices from related parties. Lease payments made to related parties were $1,536, $1,505 and $1,477 for the years ended December 31, 2021, 2020 and 2019, respectively, and rent expense of $2,224, $2,224 and $2,224 were recognized in general and administrative expenses for the years ended December 31, 2021, 2020 and 2019, respectively, related to leases with related parties. At December 31, 2021 and 2020, respectively, ROU assets of $10,323 and $11,957 and lease liabilities of $7,545 and $8,490 are associated with leases with related parties.
We incurred costs related to lead generation marketing from a related party vendor which was partially owned by a shareholder through November 2020. We purchased lead generation marketing totaling $15,326 for the year ended December 31, 2020, which was recorded in sales and marketing expenses.
In August 2019, we provided an additional loan to a Class B unitholder and recognized a related party note receivable from the unitholder of $3,000. We recognized $25 and $24 in interest income for the years ended December 31, 2020 and 2019, respectively. This loan was repaid in June 2020.
In April 2020 we provided a loan to a Class A unitholder and recognized a related party note receivable from the unitholder of $1,148. We recognized $10 and $4 in interest income for the years ended December 31, 2021 and 2020, respectively. The related party note receivable balance was $1,158 and $1,148 as of December 31, 2021 and 2020, respectively. The interest rate on the loan is variable and was 1.26% as of December 31, 2021. The loan is due in April 2025, but is required to be repaid within 30 days after we complete an initial public offering, including expiration of any related lockup conditions, which is expected to be met in 2022.

15.    Variable Interest Entities
We consolidated a VIE based on our ability to exercise power and being the primary beneficiary of the entity including directing the operations and marketing campaigns and sharing customer lists and publications, as of December 31, 2021 and 2020. There have been no reconsideration events during these periods. The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to MarketWise for the consolidated VIE’s liabilities. The following represents financial information for the consolidated VIE included in the consolidated balance sheets:

	As of December 31,
	2021	2020
Current assets	$3,901	$3,787
Noncurrent assets	2	22
Total assets	$3,903	$3,809

Current liabilities	$274	$3,265
Total liabilities	$274	$3,265

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
16.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Year Ended December 31,
	2021	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$67	$339	$366
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(1,761)	(2,767)	(3,106)
Operating lease right-of-use assets obtained in exchange for lease obligations	—	(409)	(5,051)
Operating lease right-of-use assets obtained in exchange for lease obligations from acquisitions	398	—	—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment included in accounts payable	$—	$—	$1,010
Capitalized software included in accounts payable	12	—	—

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$139,078	$114,422	$170,520
Restricted cash	500	505	1,564
Total	$139,578	$114,927	$172,084
17.    Shareholders’ Equity
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
In connection with the 2021 Incentive Award Plan, we issued 309,500 shares net of 109,127 shares withheld to pay taxes.
The table set forth below reflects information about the Company’s equity, as of December 31, 2021. The 3,051,000 Sponsor Earn Out shares held in escrow and the 2,000,000 Management Earn Out shares are considered contingently issuable shares and therefore excluded from the number of Class A Common Stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Common Stock - Class A	950,000,000	24,718,402	24,718,402
Common Stock - Class B	300,000,000	291,092,303	291,092,303
Preferred Stock	100,000,000	—	—
Total	1,350,000,000	315,810,705	315,810,705

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
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
On November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. During the year ended December 31, 2021, we repurchased 500,270 shares totaling $3,335 in the aggregate.
Stock repurchases under this program will be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing of the repurchases will depend on market conditions and other requirements. The Company currently anticipates the share repurchase program will extend over a two-year period, or such shorter period if $35.0 million in aggregate of shares have been repurchased. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.

18.    Warrants
In connection with the closing of the Transaction, outstanding public redeemable warrants and Sponsor held private warrants of ADAC were converted into warrants to purchase Class A common stock of MarketWise, Inc., with substantively identical terms. Immediately after giving effect to the Transaction, there were 20,699,993 public warrants and 10,280,000 private warrants held by the Sponsor, each exercisable for one share of Class A common stock of MarketWise, Inc. at $11.50 per share. As of December 31, 2021, the number of warrants outstanding remained unchanged.
The warrants may be exercised only during the period commencing on August 20, 2021 (30 days after the closing of the Transaction) through August 20, 2026 (five years thereafter). The private warrants are identical to the public warrants, except that the private warrants will be non-redeemable (except as set forth below under “—Redemption of warrants when the price per share equals or exceeds $10.00”) so long as they are held by the Sponsor or their permitted transferees.
Redemption of warrants when the price per share equals or exceeds $10.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants for Class A common stock:
•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A common stock;
•if, and only if, the last reported sale price (the “closing price”) of the Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending on

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the private warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.
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
The Company has reviewed the terms of warrants to purchase its Class A common stock to determine whether warrants should be classified as liabilities or equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the consolidated statement of operations as change in fair value of warrants in Other income (expense), net. The Company determined that all warrants are required to be classified as liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. At the closing of the Transaction on July 21, 2021, the warrants had an initial fair value of $45,021, which was recorded as liability and a reduction to additional paid-in capital in the consolidated balance sheet. As of December 31, 2021, the fair value of the warrants was $29,332.

19.    Subsequent Events
Subsequent events have been evaluated through March 10, 2022, which is the date that the financial statements were issued.
In 2022, we repurchased 1,251,267 shares totaling $7,114 in the aggregate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Remediation Efforts to Address the Material Weaknesses
We have taken a number of remediation actions during the year ended December 31, 2021, and are continuing with our efforts. Remediation actions taken during the year and that continue include:
•hiring personnel with appropriate levels of experience in accounting, technology, and internal controls;
•engaging a professional accounting services firm to help us commence the documentation and assessment of our internal controls for complying with the Sarbanes-Oxley Act;
•implementing a risk assessment over financial reporting controls; and
•implementing new software tools.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weaknesses described above. As such, we have not concluded that the material weaknesses have been fully remediated as of December 31, 2021, and therefore have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management's Annual Report on Internal Control Over Financial Reporting
As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Transactions on July 21, 2021. Prior to the Transactions, ADAC, our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because ADAC’s operations prior to the Transactions were insignificant compared to those of the consolidated entity post-Transactions. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporate Finance’s Regulation S-K Compliance and Disclosure Interpretations.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table lists the names, ages as of December 31, 2021, and positions of the individuals who currently serve as our executive officers and directors:

Name	Age	Position(s)
Mark Arnold	49	Chief Executive Officer, Chairman of the Board, and Director
Dale Lynch	55	Chief Financial Officer
Marco Ferri	48	Director of Business Development
Gary Anderson	53	General Counsel
Marco Galsim	47	Chief Information Officer
Cynthia Cherry	49	Senior Director of Human Resources
Manuel Borges(1)	53	Director
Elizabeth Burton(1)	39	Director
Mark Gerhard(2)(3)	45	Director
Riaan Hodgson(1)	52	Director
Paul Idzik(2)(3)	60	Director
Michael Palmer	51	Director
Van Simmons(2)(3)	70	Director
Stephen Sjuggerud	50	Director
___________
(1)    Member of the audit committee.
(2)    Member of the compensation committee.
(3)    Member of the nominating and corporate governance committee.
Mark Arnold has served as our Chief Executive Officer since 2017 and has served as a member of our board of directors since consummation of the Transactions in July 2021. Prior to joining our company, Mark spent fifteen years handling mergers and acquisitions and venture capital transactions in prestigious private law firms, Edwards Wildman Palmer LLP and Holland & Knight LLP. Mark earned his undergraduate degree in public policy from Duke University followed by his law degree and MBA from the University of Florida. We believe Mr. Arnold is qualified to serve as a member of our board of directors due to the perspective and experience he brings as our Chief Executive Officer.
Dale Lynch has served as our Chief Financial Officer since 2019. He is leading the development of our financial and operational efficiency as we seek to become the dominant platform of choice for self-directed investors. Before joining us, Dale spent more than six years with Farmer Mac, serving as Executive Vice President, Chief Financial Officer, and Treasurer. Prior to that, Dale helped lead U.S. Silica Holdings through their initial public offering in his role as Vice President of Finance. Earlier in his career, Dale served in a variety of roles at Allied Capital Corporation, Lehman Brothers, Deutsche Bank, and Merrill Lynch. Dale graduated magna cum laude from The Pennsylvania State University with his Bachelor of Science in Accounting, and he also holds an MBA magna cum laude from the University of Chicago, Booth School of Business.
Marco Ferri has served as our Director of Business Development since 2018. He leads all external growth initiatives, including acquisitions and joint ventures, and is responsible for identifying and fostering relationships with potential targets and partners. Prior to joining our family, Marco was a founding partner at Avila Rodriguez Hernandez Mena & Ferri LLP (“ARHMF”), where he specialized in mergers, acquisitions and joint ventures, among other concentrations. Prior to founding ARHMF, Marco was a partner at Holland & Knight LLP, an AmLaw 100 international law firm. Marco holds a Bachelor of Business Administration in Marketing from the University of Notre Dame, and received his Juris Doctor, cum laude, from the University of Florida, Levin College of Law.

Gary Anderson is our General Counsel. He is responsible for managing all legal and compliance matters, including corporate governance, litigation, regulatory, intellectual property, customer and SaaS agreements, data, global security, and privacy issues. Gary is a Certified Information Privacy Professional (CIPP/US) through the International Association of Privacy Professionals. Prior to taking this role in 2017, Gary worked in private practice for nearly 20 years, primarily as a partner in the Washington, D.C. office of Kirkland & Ellis LLP. During this time, Gary represented clients in wide range of matters spanning complex commercial litigation, securities and accounting fraud, intellectual property, class actions, breach of contract, as well as sensitive government investigations. Earlier in his career, Gary worked at PricewaterhouseCoopers as an auditor and also served as a law clerk in the U.S. Court of Appeals for the Second Circuit and the Frauds Bureau of the Manhattan District Attorney’s office. Gary earned a B.B.A. in Accounting from the University of Notre Dame and a J.D. from Notre Dame Law School, where he was the Note Editor of the Law Review. He previously served as an officer in the U.S. Army Reserve.
Marco Galsim has served as our Chief Information Officer since 2020, after serving as the Head of Technology for seven years. He provides leadership for the development of innovative, robust, scalable, and secure technology infrastructure. During his time with us, he spearheaded the full technology infrastructure transition into the cloud. Marco has more than 20 years of experience in the technology space, having held a variety of technology positions at the Videology Group, AOL, Stanley Black and Decker, and Manugistics. Marco holds a Bachelor of Science in Industrial Management Engineering with a minor in Mechanical Engineering from De La Salle University.
Cynthia Cherry has served as our Senior Director of Human Resources since 2018. She was tasked with building out the human resources infrastructure and developing a team to support our businesses. Cynthia is responsible for leading HR strategy and influencing culture through effective talent acquisition and employee relations. With more than 20 years of experience, she has handled a full range of human resources and business management responsibilities. She spent the bulk of her earlier career in professional services, working for Mendelson & Mendelson, CPAs, the law firm of Ober, Kaler, Grimes & Shriver, and the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC. Cynthia is a Senior Certified Professional—SHRM, specializing in executive coaching, employee relations, compliance, and benefits. Cynthia earned her bachelor's degree in psychology at the University of Maryland, College Park.
Manuel “Manny” Borges and has served as a member of our board of directors since consummation of the Transactions in July 2021. Mr. Borges currently serves as Senior Vice President and Chief Financial Officer of Digital and Streaming for Univision, the leading Spanish-language content and media company in the United States. From 2009 until its sale to Univision in early 2021, Mr. Borges was with VIX, Inc. as their Chief Financial Officer and Chief Operating Officer. Prior to VIX, Mr. Borges served as Senior Vice President of Finance for The Related Group and the Chief Financial Officer of Related International. Prior to that, Mr. Borges was with Radio Unica Communications Corp serving as Vice President of Finance and Chief Accounting Officer and played a key role in Radio Unica’s IPO. Mr. Borges began his career as an Audit Manager for PricewaterhouseCoopers. He earned a Bachelor’s of Accounting and a Master’s of Accounting, both from Florida International University in 1991 and 1992, respectively. We believe Mr. Borges is qualified to serve on our board of directors due to his extensive experience in finance and accounting in the attention economy sector.
Elizabeth Burton has served as a member of our board of directors since consummation of the Transactions in July 2021. Ms. Burton has served as the Chief Investment Officer of the Employees’ Retirement System of the State of Hawaii (“HIERS”) since 2018, where she oversees $20 billion in pension fund assets. Prior to HIERS, beginning in 2016, Ms. Burton held multiple positions at the Maryland State Retirement and Pension System, where she began as a Senior Investment Analyst and, less than a year after joining, was named Managing Director of the Quant Strategies Group, serving as the Head of Risk for the $55 billion plan and head of the $5 billion Absolute Return Portfolio (Hedge Fund). Prior to joining the Maryland Pension System, Ms. Burton held multiple consulting positions at First Annapolis Consulting and William Street, where she advised clients on M&A transactions, partnership finance, and corporate strategy. She also worked for Criterion Economics on expert witness testimony/analysis before the International Trade Commission on monopolization. Ms. Burton earned double degrees (French and Politics) from Washington and Lee University in 2004 and an MBA from The University of Chicago’s Booth School of Business in 2011. Ms. Burton sits on the Board of Directors of Chartered Alternative Investment Association. She also serves on the board of a private REIT and is a Trustee of The Hill School, a private boarding school. Ms. Burton was named one of Chief Investment Officer Magazine’s Top-40-Under-40 in 2017 and to its

Power 100 List for each of the last three years. She was also named Chief Advocate of the Year in 2021 by CIO Magazine and to the 2020 All-Star Chief Investment Officers list by Trusted Insight. We believe Ms. Burton is qualified to serve on our board of directors due to her extensive experience in risk analysis and corporate strategy.
Mark Gerhard was ADAC’s Chief Executive Officer and a Director from March 2020 until consummation of the Transactions, and remains a member of our board of directors. Mr. Gerhard has been the Co-Founder, Chief Executive Officer, and Chief Technology Officer of Disruptional Ltd (f/k/a Playfusion Ltd), an artificial intelligence technology and gaming studio that is involved in creating a next generation mixed-reality platform, since January 2015. Mr. Gerhard was previously the Chief Executive Officer and Chief Technology Officer of Jagex Game Studios, a British independent game developer and publisher, and the creator of Runescape, a popular video game. Mr. Gerhard is also the Vice Chairman of TIGA, a British trade body for video game developers and publishers. Mr. Gerhard is also the Founder of Ministry of Data, a developer of cybersecurity solutions. Mr. Gerhard was also previously the Principal Security Officer at GTech Corporation, a gaming and technology company, from 2007 to 2008. Mr. Gerhard has over 15 years of experience in the digital entertainment industry. We believe Mr. Gerhard is qualified to serve on our board of directors because of his extensive experience in the attention economy sector.
Riaan Hodgson was ADAC’s Chief Operating Officer and a Director from March 2020 until consummation of the Transactions, and remains a member of our board of directors. Mr. Hodgson has been the Chief Operating Officer and Chief Financial Officer of Beauty Labs International Ltd, a technology company that provides AI applications for beauty brands, since January 2020. Mr. Hodgson has also been a director of Cambridge Venture Partners since January 2015, where he acts as an investor and advisor, focusing on technology and games. Previously, Mr. Hodgson was the Chief Operating Officer and Chief Financial Officer of Disruptional Ltd (f/k/a PlayFusion Ltd). From April 2008 to January 2015, Mr. Hodgson was the Chief Operating Officer and Chief Financial Officer of Jagex Game Studios. Mr. Hodgson is a chartered accountant and has a finance degree from North-West University. We believe Mr. Hodgson is qualified to serve on our board of directors because of his finance experience in the technology industry.
Paul Idzik has served as a member of our board of directors since consummation of the Transactions in July 2021. Mr. Idzik served as Chief Executive Officer and a member of the Board of Directors of E*Trade Financial Corporation from 2013 to 2016. He was also President of E*TRADE Bank, as well as a member of its Board of Directors. Prior to E*Trade, from 2008 to 2011, Mr. Idzik served as group Chief Executive Officer of DTZ Holdings PLC, a UK-headquartered international commercial real estate services firm with operations across 22 countries with over 7,000 employees, focusing primarily on the U.K. and China. From 1999 to 2008, Mr. Idzik held executive roles at Barclays; first as Chief Operating Officer of Barclays Capital, then ultimately becoming Group Chief Operating Officer at Barclays PLC where he was tasked with driving a significant cross-business and cross-function change agenda. Prior to Barclays, Mr. Idzik spent over a decade as a partner in the Financial Services practice of Booz Allen Hamilton, advising retail, commercial, and investment banks on strategy and performance enhancement. Mr. Idzik earned double Bachelor’s degrees in Economics and Computer Applications from the University of Notre Dame in 1983 and a Master’s of Business Administration in Finance from the University of Chicago’s Booth School of Business in 1985. We believe Mr. Idzik is qualified to serve on our board of directors due to his extensive experience in helping companies to grow internationally and for his expertise in guiding self-directed investors.
Michael Palmer has been our Managing Director and Copywriter since 2008 and has served as a member of our board of directors since consummation of the Transactions in July 2021. Mr. Palmer is responsible for helping to develop, train, and mentor copywriting teams at our various businesses, and to also write marketing copy from time to time for these businesses. Mr. Palmer started working in the consumer publishing industry more than 25 years ago at International Living. He has worked as an assistant editor, managing editor, copywriter, and head copywriter since then, hiring and training many of the top copywriters at MarketWise today. Mr. Palmer earned a B.A. in English from James Madison University and a M.A. in Publication Design from the University of Baltimore. We believe Mr. Palmer is qualified to serve on our board of directors due to his extensive experience in the consumer and financial publishing industry.
Van Simmons and has served as a member of our board of directors since consummation of the Transactions in July 2021. Mr. Simmons has served as President of David Hall Rare Coins, Inc. since 1991. He also co-founded Collector’s Universe (NASDAQ: CLCT), the leading grading and authentication service to the collectibles market.

Mr. Simmons also served on its board of directors from 1999 through 2018. As a rare coin dealer since 1979, Mr. Simmons is widely regarded as the foregone authority on coin grading, having pioneered the coin grading standard in use today. Mr. Simmons holds a Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization. We believe Mr. Simmons is qualified to serve on our board of directors due to his extensive experience in the attention economy sector.
Dr. Stephen Sjuggerud joined us in 2001 and remains one of our most prolific editors, and has served as a member of our board of directors since consummation of the Transactions in July 2021. Dr. Sjuggerud’s franchise (True Wealth) covers five publications and accounts for over 100,000 paid subscriptions and nearly 800,000 free subscribers. Prior to joining our family, Dr. Sjuggerud published investment research continuously since 1996, and prior to that, was a stockbroker, a vice president of a global mutual fund, and worked for a New York hedge-fund with $900 million in assets under management. From 2007 through 2008, Dr. Sjuggerud served on the board of directors of Stanley Gibbons Group, plc (SGI.L), a U.K.-based publicly traded collectibles company. Dr. Sjuggerud entered the University of Florida in 1988, at age 16, earning a degree in Finance. After leaving UF, he went on to earn a Master’s in Business Administration from the University of Central Florida in 1995 and a Ph.D in Finance from the University of Orlando in 1998. We believe Dr. Sjuggerud is qualified to serve on our board of directors due to his extensive experience of being a leading voice for self-directed investors.
Board Composition and Election of Directors
Our board of directors consists of nine members. The Charter provides for a classified board of directors, with three directors in Class I (Riaan Hodgson, Manny Borges and Van Simmons) with their terms expiring at the 2022 annual meeting of stockholders, three directors in Class II (Mark Gerhard, Elizabeth Burton and Paul Idzik) with their terms expiring at the 2023 annual meeting of stockholders, and three directors in Class III (Mark Arnold, Michael Palmer, and Stephen Sjuggerud) with their terms expiring at the 2024 annual meeting of stockholders. Pursuant to our Charter and Bylaws, upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. Each director will hold office until his or her successor is elected and qualified or until his or her earlier death, resignation, retirement, disqualification, or removal from office. Directors may be removed by our stockholders only for cause, and only by the affirmative vote of the holders of at least a majority of the voting power of our then-outstanding voting stock entitled to vote in the election of directors. Vacancies on our board of directors can be filled by resolution of our board of directors. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company. See “Delaware law and our Charter and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.” in Item 1A. Risk Factors.”
We undertook a review of the independence of the directors named above and have determined that Mark Gerhard, Riaan Hodgson, Manuel Borges, Elizabeth Burton, Paul Idzik, and Van Simmons do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is “independent” as that term is defined under the applicable Nasdaq rules. There are no family relationships among any of our directors or executive officers. The number of directors will be fixed by the board of directors, subject to the terms of our Charter and Bylaws.
Board Committees
Our board of directors has three standing committees—an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition, duties, and responsibilities of these committees are set forth below. Our board of directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee
The audit committee’s responsibilities include:
•appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
•overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;
•reviewing and discussing with management and our registered public accounting firm our annual financial statements and related disclosures;
•assisting our board of directors in overseeing our internal control over financial reporting and disclosure controls and procedures;
•reviewing the effectiveness of our risk management policies;
•reviewing legal, regulatory, and compliance matters that could have a significant impact on our financial statements;
•meeting independently with our internal auditing staff, if any, registered public accounting firm, and management;
•reviewing and approving or ratifying related-person transactions; and
•preparing the audit committee report required by SEC rules.
The members of our audit committee are Riaan Hodgson, Manuel Borges, and Elizabeth Burton, each of whom meets the requirements for financial literacy under the Nasdaq rules. Riaan Hodgson serves as the chairperson of the committee. We undertook a review of the independence of the directors named above and have determined that each of the members of the audit committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable Nasdaq rules, and that Riaan Hodgson is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and has the requisite financial sophistication as defined under the applicable Nasdaq rules.
Our board of directors adopted a written charter for the audit committee, which is available on our website.
Compensation Committee
The compensation committee’s responsibilities include:
•reviewing and approving the compensation of our chief executive officer and other executive officers and, in the case of our chief executive officer, recommending for approval by the board of directors the compensation of our chief executive officer;
•developing and administering our equity incentive plans;
•reviewing and making recommendations to our board of directors with respect to director compensation;
•reviewing and discussing annually with management, and recommending to our board of directors, our “Compensation Discussion and Analysis,” to the extent required; and
•preparing the annual compensation committee report required by SEC rules, to the extent required.
The members of our compensation committee are Van Simmons, Mark Gerhard, and Paul Idzik. Van Simmons serves as the chairperson of the committee. We undertook a review of the independence of the directors named above and have determined that each of the members of the compensation committee is “independent” as defined under the applicable Nasdaq rules. We undertook a review and determined that Van Simmons will be a “non-

employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. To the extent necessary or advisable for purposes of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a minimum of two compensation committee members shall qualify as “outside directors” within the meaning of such section.
Our board of directors adopted a written charter for the compensation committee, which is available on our website.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee’s responsibilities include:
•identifying individuals qualified to become board members;
•recommending to our board of directors the persons to be nominated for election as directors and to each board committee;
•reviewing and recommending to our board of directors’ corporate governance principles, procedures, and practices, and reviewing and recommending to our board of directors proposed changes to our corporate governance principles, procedures, and practices from time to time; and
•reviewing and making recommendations to our board of directors with respect to the composition, size, and needs of our board of directors.
The members of our nominating and corporate governance committee are Paul Idzik, Mark Gerhard, and Van Simmons. Paul Idzik serves as the chairperson of the committee. We undertook a review of the independence of the directors named above and have determined that each of the members of the nominating and corporate governance committee is “independent” as defined under the applicable Nasdaq rules.
Our board of directors adopted a written charter for the nominating and corporate governance committee, which is available on our website.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee has at any time been one of our executive officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that is a director on our board of directors or compensation committee. ADAC and us are parties to certain transactions with certain of our directors and officers described in the section of this report entitled “Certain Relationships and Related Party Transactions.”
Role of the Board in Risk Oversight
One of the key functions of our board of directors is informed oversight of our risk management process. It is not anticipated that our board of directors will have a standing risk management committee, but rather will administer this oversight function directly through the board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure, including risks associated with cybersecurity and data protection, and our audit committee has the responsibility to consider major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee also reviews legal, regulatory, and compliance matters that could have a significant impact on our financial statements. The compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk taking. Our nominating and corporate governance committee monitor the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed through committee reports about such risks.
Code of Ethics and Business Conduct
Our board of directors has adopted a written code of ethics and business conduct that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics and business conduct is available on our website. Our code of ethics and business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K under the Securities Act. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics and business conduct on our website.

Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2021, our “named executive officers” and their positions were as follows:
▪Mark Arnold, Chief Executive Officer;
▪Dale Lynch, Chief Financial Officer; and
▪Marco Ferri, Director, Business Development.
Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers during the fiscal year ended December 31, 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Equity Based Awards($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total
Mark Arnold, Chief Executive Officer	2021	500,000	—		—	2,747,611	(1)	1,193,353	4,440,964
Dale Lynch, Chief Financial Officer	2021	500,000	650,000	(3)	12,232,495	—		729,853	14,112,348
Marco Ferri, Director, Business Development	2021	500,000	—		14,367,069	552,000	(4)	266,353	15,685,422
______________
(1)Amount reflects Mr. Arnold’s annual management bonus, as further described in “2021 Bonuses.”
(2)Amounts reflect the full grant-date fair value of the profits interests granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Assumptions used in calculating these amounts are described in Note 11 to MarketWise, Inc.’s audited consolidated financial statements included elsewhere in this report.
(3)Amount reflects Mr. Lynch’s discretionary bonus, as further described in “2021 Bonuses.”
(4)Amount reflects Mr. Ferri’s (a) acquisition bonus in the amount of $192,000 and (b) joint venture bonus in the amount of $360,000, each as further described in “2021 Bonuses.”
2021 Salaries
The named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting each executive’s skill set, experience, role, and responsibilities.
In 2021, there were no changes or increases in the annual base salaries of our named executive officers.
2021 Bonuses
In 2021, the named executive officers were all eligible to receive an annual executive bonus payment from us. These bonus payments were determined by us on a discretionary basis based on our overall performance for the year, as well as each individual’s performance, subject to each named executive officer’s continued employment through the payment date.
Mr. Arnold was entitled to receive an annual management bonus, based on a formula equal to 1.5% of our net income for 2021 as defined in the Arnold Employment Agreement.
Mr. Lynch received a discretionary executive bonus of $650,000 for 2021 as defined in the Lynch Employment Agreement.
Mr. Ferri was entitled to receive a cash bonus upon our (a) acquisition of a target company and/or (b) formation of a successful joint venture. With respect to acquisitions, Mr. Ferri was entitled to receive a cash bonus of up to 5% of the enterprise value of the target entity, subject to his continued employment through the payment date. With respect to joint ventures, Mr. Ferri was entitled to receive a cash bonus based on the aggregate net sales of the joint venture during the first 12 months, subject to his continued employment through the payment date.
The annual cash bonuses awarded to each named executive officer for 2021 are set forth above in the “Summary Compensation Table” in the columns entitled “Bonus” and “Non-Equity Incentive Plan Compensation.”
Equity Compensation
In connection with the consummation of the Transactions, our board of directors adopted, and our stockholders approved, the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) pursuant to which we can make grants of incentive compensation to our employees, consultants and non-employee directors. Under the 2021 Incentive Award Plan, we can make grants in the form of stock options, which may be either incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards. None of our named executive officers received any grants under the 2021 Incentive Award Plan in the fiscal year ended December 31, 2021.
Equity-based awards for our named executive officers were granted in the form of profits interests, which entitle the holder to a portion of the profits and appreciation in the equity value of MarketWise, LLC arising after the date of grant. All of our named executive officers hold profits interests. On January 2, 2021, Messrs. Lynch and Ferri were granted profits interests as set forth below.
The following table sets forth the profits interests granted to our named executive officers in the fiscal year ended December 31, 2021:

Named Executive Officer	2021 Profits Interests Granted
Dale Lynch	5,528	(1)
Marco Ferri	6,634	(2)
__________________
(1)20% of the profits interests vested upon grant. The remaining profits interests vest in four equal annual installments, beginning on January 1, 2022, with the profits interests fully vested on January 1, 2025, subject to Mr. Lynch’s continued employment through each vesting date. The consummation of the Transactions resulted in the acceleration and vesting of Mr. Lynch’s profits interests.
(2)20% of the profits interests vested upon grant. The remaining profits interests vest in four equal annual installments, beginning on January 1, 2022, with the profits interests fully vested on January 1, 2025, subject to Mr. Ferri’s continued employment through each vesting date. The consummation of the Transactions resulted in the acceleration and vesting of Mr. Ferri’s profits interests.
Other Elements of Compensation
We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match up to 50% of the first 6% of the employee contributions made by participants in the 401(k) plan, which matching contributions fully vest over a period of five years. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan and making matching contributions adds to the overall desirability of our executive compensation package and further incentivizes employees, including the named executive officers, in accordance with our compensation policies.
We adopted the MarketWise, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”) to assist our eligible employees and other service providers in acquiring a stock ownership interest in us at a discounted price in accordance with the terms of the 2021 ESPP and the offering documents with respect to each offering period thereunder. Our named executive officers are eligible to participate in the 2021 ESPP on the same terms as our other eligible employees and other service providers.
On September 30, 2021, we allocated 2,000,000 Management Members Earnout Shares in accordance with the Transaction Agreement, and in connection with that allocation, we issued to Continental Stock Transfer &

Trust Company, the aggregate number of allocated Management Members Earnout Shares, to be held on behalf of the applicable Management Members in an escrow account established pursuant to the escrow agreement (“Escrow Agreement”) entered into at the closing of the Transactions. As part of the allocation, Mark Arnold, Dale Lynch, and Marco Ferri were awarded 230,000, 140,000, and 50,000 Management Members Earnout Shares, respectively.
The Management Members Earnout Shares will be released and delivered subject to the terms and conditions of the Transaction Agreement and the Escrow Agreement. For further details, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Earnout—Management Members Earnout Shares.”
Employee Benefits and Perquisites
Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:
•medical, dental, and vision benefits;
•health savings accounts;
•medical and dependent care flexible spending accounts;
•short-term and long-term disability insurance; and
•life insurance.
We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to its named executive officers.
No Tax Gross-Ups. We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.
Outstanding Equity Awards at Fiscal Year-End
There were no unvested equity-based awards for any named executive officer as of December 31, 2021.
Executive Compensation Arrangements
Employment Agreements
Mark Arnold
MarketWise, LLC entered into an employment agreement with Mr. Arnold, effective December 1, 2019, for his position as Chief Executive Officer with an initial base salary of $500,000 (the “Arnold Employment Agreement”). The Arnold Employment Agreement provides that Mr. Arnold’s employment term with MarketWise, LLC expires on January 2, 2025, unless Mr. Arnold and MarketWise, LLC agree to renew the employment term for one subsequent two-year renewal term. The Arnold Employment Agreement may be terminated by Mr. Arnold or MarketWise, LLC at any time and for any reason upon 180 days’ notice.
The Arnold Employment Agreement provides that Mr. Arnold shall be eligible to receive an annual executive bonus payment, which is determined by MarketWise, LLC on a discretionary basis based on our overall performance as well as Mr. Arnold’s performance for the year, subject to Mr. Arnold’s employment through the payment date. Mr. Arnold is also eligible to receive an additional annual cash bonus, based on a formula equal to 1.5% percent of our net income for the applicable year (the “Arnold Net Income Bonus”). Mr. Arnold is also entitled to participate in our health and welfare plans.
If Mr. Arnold’s employment with MarketWise, LLC is terminated due to his death or disability, Mr. Arnold shall be entitled to receive (i) a pro-rated Arnold Net Income Bonus, based on our net income through the termination date and (ii) full acceleration and vesting of all unvested equity-based awards. If Mr. Arnold’s employment with MarketWise, LLC is terminated by MarketWise, LLC without Cause (as defined in the Arnold Employment Agreement) or Mr. Arnold resigns from his employment with MarketWise, LLC for Good Reason (as defined in the Arnold Employment Agreement), Mr. Arnold shall be entitled to receive (i) a pro-rated Arnold Net Income Bonus, based on our net income through the termination date, (ii) a cash payment equal to the product of two times the sum of his annual base salary and the Arnold Net Income Bonus paid to him in the year prior to termination, payable in a lump sum payment, and (iii) full acceleration and vesting of all unvested equity-based awards. If Mr. Arnold’s employment with MarketWise, LLC is terminated without Cause or Mr. Arnold resigns for Good Reason within 24 months following a change of control, Mr. Arnold shall be entitled to (i) any unpaid base salary and a pro-rated Arnold Net Income Bonus based on our net income through the termination date, (ii) a cash payment equal to three times the sum of his annual base salary and the Arnold Net Income Bonus paid to him in the year prior to the termination date, and (iii) full acceleration and vesting of all unvested equity-based awards. Mr. Arnold will be required to execute a release of claims in favor of MarketWise, LLC in order to receive his severance benefits.
Pursuant to the Arnold Employment Agreement, Mr. Arnold is subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, including non-disparagement and two-year post-employment non-competition and non-solicitation of employees and customer provisions.
Dale Lynch
MarketWise, LLC and its wholly owned subsidiary, MarketWise Solutions, LLC (formerly known as Beacon Street Services, LLC) entered into an employment agreement with Mr. Lynch, effective December 2, 2019, for his position as Chief Financial Officer with an initial base salary of $500,000 (the “Lynch Employment Agreement”). The Lynch Employment Agreement provides that Mr. Lynch’s employment term expires on December 1, 2029. The Lynch Employment Agreement may be terminated by Mr. Lynch upon 90 days’ notice or MarketWise Solutions, LLC upon 60 days’ notice at any time and for any reason.
The Lynch Employment Agreement provides that Mr. Lynch shall be eligible to receive an annual executive bonus payment, which is determined by MarketWise Solutions, LLC on a discretionary basis, subject to Mr. Lynch’s employment through the payment date. Mr. Lynch is entitled to participate in MarketWise Solutions, LLC’s health and welfare plans.
If Mr. Lynch’s employment is terminated without Cause (as defined in the Lynch Employment Agreement), or due to his death or disability, Mr. Lynch shall be entitled to receive a pro-rated portion of his annual bonus based on the date of termination or death, as applicable. Further, if, prior to December 2, 2022, (i) MarketWise Solutions, LLC terminates Mr. Lynch’s employment for any reason other than Cause, (ii) there is a change of control of MarketWise Solutions, LLC that results in Mr. Lynch’s termination without Cause or a reduction in Mr. Lynch’s title, responsibilities, or authority (unless agreed to in advance by Mr. Lynch in writing), or (iii) Mr. Lynch resigns for Good Reason (as defined in the Lynch Employment Agreement), Mr. Lynch shall be entitled to receive his base salary for the period beginning on such termination date and ending on the 12-month anniversary of the termination date, in regular periodic installments in accordance with MarketWise Solutions, LLC’s general payroll practices and continued health and welfare benefits for the same period of time. Mr. Lynch will be required to execute a general release of claims in favor MarketWise, LLC in order to receive his severance benefits.
Pursuant to the Lynch Employment Agreement, Mr. Lynch is subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, including two-year post-employment non-competition and non-solicitation of employees and customer provisions.
Marco Ferri
MarketWise, LLC entered into an employment agreement with Mr. Ferri, effective July 30, 2018, for his position as Director of Business Development with an initial base salary of $500,000 (the “Ferri Employment Agreement”). The Ferri Employment Agreement provides that Mr. Ferri’s employment term with MarketWise, LLC expires on July 30, 2021 and shall automatically renew for subsequent one-year renewal terms unless otherwise terminated by Mr. Ferri or MarketWise, LLC. The Ferri Employment Agreement may be terminated by Mr. Ferri or MarketWise, LLC at any time and for any reason upon 60 days’ notice.
The Ferri Employment Agreement provides that Mr. Ferri shall be eligible to receive an annual executive bonus payment, which is determined by MarketWise, LLC on a discretionary basis based on our overall performance for the year, as well as individual performance milestones achieved, subject to Mr. Ferri’s employment through the payment date. Upon our (a) acquisition of a target company and/or (b) creation of a joint venture entity, Mr. Ferri is entitled to receive a cash bonus. With respect to acquisitions, Mr. Ferri is entitled to receive a bonus of up to 5% of the enterprise value of the target entity, subject to his continued employment through the payment date. With respect to the creation of a successful joint venture, Mr. Ferri is entitled to receive a cash bonus based on the aggregate net sales of the joint venture during the first 12 months, subject to his continued employment through the payment date. Mr. Ferri is entitled to participate in MarketWise, LLC’s health and welfare plans.
Pursuant to the Ferri Employment Agreement, Mr. Ferri is subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, including non-disparagement and two-year post-employment non-competition and non-solicitation of employees and customer provisions.
Director Compensation
We have approved and implemented a compensation program, effective in connection with the consummation of the Transactions, for our non-employee directors that consists of annual retainer fees and long-term equity awards. Each non-employee director will receive an annual director fee of $35,000, as well as an additional annual fee of $10,000 for service as the Lead Director, an additional annual fee of $20,000 for service as the chair of our audit committee, an additional fee of $15,000 for service as the chair of our compensation committee, an additional fee of $9,000 for service as the chair of our nominating and governance committee, an additional annual fee of $9,000 (excluding the chair) for service on our audit committee, an additional annual fee of $6,000 (excluding the chair) for service on our compensation committee, and an additional annual fee of $5,000 (excluding the chair) for service on our nominating and corporate governance committee, each earned on a quarterly basis.
In connection with the consummation of the Transactions, subject to applicable securities laws, each non-employee director will receive an effective date RSU award with a grant date value of $150,000 (except for the lead independent director and chairperson, who will receive $165,000), which will vest in full on the date of our first annual stockholder meeting immediately following the date of grant, subject to the non-employee director continuing in service through such meeting date. The award is further subject to accelerated vesting upon a change in control (as defined in the 2021 Incentive Award Plan). Each non-employee director who serves on the board as of the date of the annual meeting will receive an annual RSU award with a grant date value of $150,000 (except for the lead independent director and chairperson, who will receive $165,000), which will vest in full on the date of our annual stockholder meeting immediately following the date of grant. In addition, each director will be reimbursed for out-of-pocket expenses in connection with their services.
The following table contains information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Total ($)
Manuel Borges	22,000	150,000	172,000
Elizabeth Burton	22,000	150,000	172,000
Mark Gerhard	23,000	150,000	173,000
Riaan Hodgson	27,500	150,000	177,500
Paul Idzik	30,000	165,000	195,000
Van Simmons	27,500	150,000	177,500
(1) Amounts reflect the cash retainer fees actually paid to our non-employee directors in fiscal year 2021. Payments were prorated based on the date of the consummation of the Transactions.

(2) Amounts reflect the full grant-date fair value of restricted stock units granted in fiscal year 2021, determined in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of stock awards in Note 11 to our audited financial statements included in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of shares of our common stock by:
•each person who is known to us to be the beneficial owner of more than 5% of our common stock;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.
•The percentage of beneficial ownership and voting power of shares of our common stock set forth below is based on 28,518,135 shares of Class A common stock outstanding and 291,092,303 shares of Class B common stock outstanding as of March 4, 2022. As of March 4, 2022, we had 31 holders of record of our Class A common stock and three holders of record of our warrants. The actual number of stockholders and warrant holders is greater than this number of record holders, and includes stockholders and warrant holders who are beneficial owners, but whose shares or warrants are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of March 4, 2022, we had 27 holders of record of our Class B common stock.
Each MarketWise Unit (other than MarketWise Units held by us) is redeemable from time to time at each holder’s option for, at our election (determined solely by our independent directors (within the meaning of the rules of the Nasdaq) who are disinterested), newly issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each MarketWise Unit redeemed, in each case, in accordance with the terms of the MarketWise Operating Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the Nasdaq) who are disinterested), we may effect a direct exchange by MarketWise, Inc. of such Class A common stock or such cash, as applicable, for such MarketWise Unit. The MarketWise Members may exercise such redemption rights for as long as their MarketWise Units remain outstanding. The MarketWise Members hold all of the issued and outstanding shares of our Class B common stock. The shares of Class B common stock have no economic rights, but each share entitles the holder to one vote on all matters on which stockholders of MarketWise, Inc. are entitled to vote generally. Upon redemption of any MarketWise Unit the corresponding share of Class B common stock will be terminated. See “Certain Relationships and Related Party Transactions—MarketWise Operating Agreement” and “Description of Capital Stock.”
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them. Unless otherwise noted, the business address of each of those listed in the table above is 1125 N. Charles St., Baltimore, Maryland 21201.

	Class A Common Stock Owned(1)		Class B Common Stock Owned		Combined Voting Power
Name of Beneficial Owner	Number	%	Number	%	%
5% Stockholders
Affiliates of Monument & Cathedral, LLC(2)	—	—	138,269,459	47.5%	43.3%
Frank P. Stansberry(3)	175,810	*	64,814,214	22.3%	20.3%
Affiliates of Greenhaven Road Investment Management(4)	13,151,199	33.6%	—	—	4.0%
Ascendant Sponsor LP and its affiliates (5)	12,861,334	41.2%	—	—	4.0%
Charleston Ivy, LLC(6)	—	—	6,481,421	2.2%	2.0%
Alpha Global Investments(7)	5,382,666	15.9%	—	—	1.7%
Amber Mason(6)	—	—	3,601,078	1.2%	1.1%
Ryan Markish(6)	—	—	3,601,078	1.2%	1.1%
Fernando Cruz(6)	—	—	3,601,078	1.2%	1.1%
Jared Kelly(6)	—	—	2,866,344	*	*
Kornitzer Capital Management, Inc.(8)	1,633,243	5.7%	—	—	*
Schonfeld Strategic Investment Advisors LLC(9)	1,468,900	5.2%	—	—	*
Directors and Named Executive Officers
Mark Arnold(6)	19,591.13	*	15,321,821	5.3%	4.8%
Dale Lynch(6)	14,750	*	2,866,344	1.0%	*
Marco Ferri(6)	10,000	*	2,866,344	1.0%	*
Elizabeth Burton	—	—	—	—	—
Manuel Borges	—	—	—	—	—
Mark Gerhard(10)	5,447,682	16.1%	—	—	1.7%
Michael Palmer	—	—	25,925,685	8.9%	8.1%
Paul Idzik	—	—	—	—	—
Riaan Hodgson(10)	5,412,666	16.0%	—	—	1.7%
Stephen Sjuggerud(6)	—	—	19,444,264	6.7%	6.1%
Van Simmons	—	—	—	—	—
All directors and executive officers as a group (14 individuals)	5,526,750	16.3%	66,424,458	22.8%	22.1%
________________
*Less than one percent
(1)For the purpose of calculating the Class A common stock beneficially owned by each stockholder, the total number of shares of Class A common stock outstanding does not include the shares of Class A common stock issuable upon conversion of MarketWise, LLC Common Units and forfeiture of a corresponding number of shares of Class B common stock.
(2)Represents shares held of record 85% by Monument & Cathedral, LLC and 15% by certain former equityholders of Monument & Cathedral, LLC who have entered into a voting proxy with respect to their shares in favor of Monument & Cathedral, LLC. Monument & Cathedral, LLC has voting power over 100% of such shares and dispositive power with respect to 85% of such shares. Monument & Cathedral, LLC’s sole manager is Cobblestone Publishing, Inc. (“Cobblestone”). The bylaws of Cobblestone provide the president of Cobblestone with sole voting and dispositive control of the shares held directly or indirectly by Cobblestone. As the current president of Cobblestone, Myles Norin has voting and dispositive control over the shares owned by Monument & Cathedral, LLC. The business address for each such stockholder is 14 W. Mount Vernon Place, Baltimore, Maryland 21201.
(3)All shares are subject to an irrevocable voting proxy in favor of MarketWise, Inc.
(4)Information based solely on the Schedule 13D filed by Greenhaven with the SEC on August 30, 2021. Represents securities held of record by Greenhaven Road Capital Fund 2 LP (“Fund 2”), Greenhaven Road Capital Fund 1 LP (“Fund 1”), and Greenhaven Road Special Opportunities Fund LP (“SOF” and, together with Fund 2 and Fund 1, the “Greenhaven Funds”). Greenhaven Road Investment Management LP (the “Investment Manager”), an entity owned and controlled by Scott Stewart Miller, is the investment manager of each of the Greenhaven Funds. MVM Funds, LLC (the “General Partner”), an entity owned and controlled by Scott Stewart Miller, is the general partner of Fund 1, Fund 2, and the Investment Manager. Greenhaven Road Special Opportunities Fund GP LLC (the “SOF General Partner”), an entity owned and controlled by Scott Stewart Miller, is the general partner of SOF. Therefore, Mr. Miller, the General Partner, the SOF General Partner, and the Investment Manager may be deemed to beneficially own the securities held by the Greenhaven Funds. The address for each of these persons and entities is 8 Sound Shore Drive, Suite 190, Greenwich, Connecticut 06830.
(5)Ascendant Sponsor LP is the record holder of 10,170,000 shares of Class A common stock. Ascendant Sponsor GP LLC is the general partner of Ascendant Sponsor LP and has voting and investment discretion over the securities held by Ascendant Sponsor LP. David Gomberg is the manager of Ascendant Sponsor GP LLC and has voting and investment discretion over the securities held by Ascendant Sponsor GP LLC. In addition, Mr. Gomberg is the record holder of 2,691,334 private placement warrants. The address for each of the persons and entities named in this footnote is 667 Madison Avenue, 5th Floor, New York, New York 10065.
(6)In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, this stockholder would be deemed to beneficially own more than five percent of the Class A common stock as result of such stockholder’s ownership of MarketWise, LLC Common Units.
(7)Represents 5,382,666 private placement warrants held by Alpha Global Investments. Mark Gerhard and Riaan Hodgson share voting and investment discretion over such securities. The address for Alpha Global Investments is PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(8)Kornitzer Capital Management, Inc. (“KCM”) is the investment adviser to and acting for the benefit of the the record holders of these securities. KCM may be deemed to have voting and dispositive power with respect to such securities and, accordingly, may be deemed to have beneficial ownership of such securities. The business address of KCM is 5420 W. 61st Place, Mission, Kansas 66205.
(9)Information based solely on the Schedule 13G filed by Schonfeld Strategic Advisors LLC (“Schonfeld”) with the SEC on February 15, 2022. Schonfeld is an investment adviser to several private funds. Schonfeld also engages third party sub-advisers to manage assets of its private funds as separately managed accounts (the “Schonfeld SMAs”). Accordingly, Schonfeld may be deemed to indirectly beneficially own securities owned by the Schonfeld SMAs. Each Schonfeld SMA is the record and direct beneficial owner of a portion of these securities. The above shall not be deemed to be an admission by the record owners or Schonfeld that they are themselves beneficial owners of these securities for purposes of Section 13(d) of the Exchange Act or for any other purpose. The address for these entities is 460 Park Ave., 19th Floor, New York, New York 10022.
(10)Includes the securities held by Alpha Global Investments as described in footnote 7.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Earnout
Management Members Earnout Shares
Pursuant to the Transaction Agreement, prior to the expiration of the Earnout Period we may allocate up to 2,000,000 Management Members Earnout Shares in the aggregate to the Management Members, such members and amounts to be determined by us. On September 30, 2021, we allocated 2,000,000 Management Members Earnout Shares in accordance with the Transaction Agreement, and in connection with that allocation, we issued to Continental Stock Transfer & Trust Company (the “Escrow Agent”), the aggregate number of allocated Management Members Earnout Shares, to be held on behalf of the applicable Management Members in an escrow account (the “Escrow Account”) established pursuant to the escrow agreement entered into at the closing of the Transactions (the “Escrow Agreement”). The Management Members Earnout Shares will be released and delivered as follows (subject to the terms and conditions of the Transaction Agreement and the Escrow Agreement): (i) 50% of the Management Members Earnout Shares that have been allocated to any Management Member as of the occurrence of Triggering Event I (as defined below) will be released from the Escrow Account to such Management Member upon the occurrence of Triggering Event I; (ii) the remaining Management Members Earnout Shares held in the Escrow Account will be released from the Escrow Account upon the occurrence of Triggering Event II (as defined below) and distributed to the Management Member to whom such Management Member Earnout Shares have been allocated; and (iii) if the conditions set forth in (i) or (ii) above have not been satisfied within the Earnout Period, any Management Members Earnout Shares remaining in the Escrow Account will be automatically released to us for cancellation.
“Triggering Event I” is defined in the Transaction Agreement as (i) the date on which the daily volume-weighted average price per share of Class A common stock for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) is equal to or greater than $12.00 or (ii) if we consummate a transaction (not including the Transactions) that results in our stockholders having the right to exchange their shares for cash, securities, or other property having a value equaling or exceeding $12.00 per share (for any non-cash proceeds, as determined based on the agreed valuation set forth in the applicable definitive agreements for such transaction or, in the absence of such valuation, as determined in good faith by our board of directors), in either case of (i) and (ii), within the Earnout Period.
“Triggering Event II” is defined in the Transaction Agreement as (i) the date on which the daily volume-weighted average price per share of Class A common stock for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) is equal to or greater than $14.00 or (ii) if we consummate a transaction (not including the Transactions) that results in our stockholders having the right to exchange their shares for cash, securities, or other property having a value equaling or exceeding $14.00 per share (for any non-cash proceeds, as determined based on the agreed valuation set forth in the applicable definitive agreements for such transaction or, in the absence of such valuation, as determined in good faith by our board of directors), in either case of (i) and (ii), within the Earnout Period.
Sponsor Earnout Shares
Pursuant to the Transaction Agreement, at the closing of the Transactions, the Sponsor (of which two of our directors, Mark Gerhard and Riaan Hodgson, are members) delivered to the Escrow Agent 3,051,000 Sponsor Earnout Shares, which the Escrow Agent placed in the Escrow Account. The Sponsor Earnout Shares will be released and delivered as follows (subject to the terms and conditions of the Transaction Agreement and the Escrow Agreement): (i) upon the occurrence of Triggering Event I, 50% of the Sponsor Earnout Shares will be released from the Escrow Account and distributed to the Sponsor; (ii) upon the occurrence of Triggering Event II, 50% of the Sponsor Earnout Shares will be released from the Escrow Account and distributed to the Sponsor; and (iii) if the conditions set forth in (i) or (ii) above have not been satisfied within the Earnout Period, any Sponsor Earnout Shares remaining in the Escrow Account will be automatically released to us for cancellation.

Registration Rights Agreement
In connection with the closing of the Transactions, MarketWise, Inc., the Sponsor, the MarketWise Members, and certain other parties entered into the Registration Rights Agreement, pursuant to which MarketWise, Inc. agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Class A common stock and other equity securities of MarketWise, Inc. that are held by the parties thereto from time to time. Pursuant to the Registration Rights Agreement, among other things, (i) we agreed to file and maintain registration statements covering the issuance of shares of Class A common stock upon redemption of MarketWise Units and the resale of MarketWise, Inc. securities held by the parties thereto from time to time, (ii) we will provide certain other registration rights for the shares of Class A common stock and certain other MarketWise, Inc. securities held by the MarketWise Members, the Sponsor, and certain other parties, and (iii) the Sponsor, the MarketWise Members, certain other holders, or their respective permitted transferees agreed not to transfer, sell, assign, or otherwise dispose of the shares of Class A common stock or Class B common stock held by such holders or such permitted transferees, as applicable, beginning on the closing of the Transactions and ending, (A)(i) with respect to the Sponsor and MarketWise Members that are members of our management team, on the earlier of (x) July 21, 2022 and (y) the date on which the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing December 18, 2021 and (ii) with respect to the MarketWise Members that are not members of our management team, January 17, 2021, and (B) on the date on which we complete a liquidation, merger, share exchange, or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock and Class B common stock for cash, securities, or other property, subject to certain exceptions.
Tax Receivable Agreement
We expect to obtain an increase in our share of the tax basis of the assets of MarketWise, LLC (1) if and when (as described below under “—MarketWise Operating Agreement”) the MarketWise Members receive shares of our Class A common stock (or, at our election, cash) in connection with any redemption or exchange of MarketWise Units pursuant to the MarketWise Operating Agreement and (2) in connection with certain distributions (or deemed distributions) by MarketWise, LLC (any such basis increase, the “Basis Adjustments”). The parties intend to treat any such redemption or exchange of MarketWise Units described in clause (1) above as a direct purchase by us of MarketWise Units from the MarketWise Members for U.S. federal income and other applicable tax purposes, regardless of whether such MarketWise Units are surrendered by the MarketWise Members to MarketWise, LLC for redemption or sold to us upon the exercise of our election to acquire such MarketWise Units directly. A Basis Adjustment may have the effect of increasing (for income tax purposes) depreciation and amortization deductions allocable to us and thereby reducing the amounts that we would otherwise pay in the future to various tax authorities. The Basis Adjustments may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.
In connection with the consummation of the Transactions, we entered into the Tax Receivable Agreement with the MarketWise Members and MarketWise, LLC. The Tax Receivable Agreement provides for the payment by us to the MarketWise Members of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the transactions described above, including increases in the tax basis of the assets of MarketWise, LLC attributable to payments made under the Tax Receivable Agreement and deductions attributable to imputed interest deemed paid pursuant to the Tax Receivable Agreement. MarketWise, LLC will have in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange of MarketWise Units for shares of our Class A common stock or cash occurs. These Tax Receivable Agreement payments are not conditioned upon any continued ownership interest in either MarketWise, LLC or us by the MarketWise Members. The rights of the MarketWise Members under the Tax Receivable Agreement are assignable to transferees, including transferees of the MarketWise Units (other than us or MarketWise, LLC as transferee pursuant to subsequent redemptions or exchanges of the transferred MarketWise Units). We expect to benefit from the remaining 15% of tax benefits, if any, that we may actually realize.
The actual Basis Adjustments, as well as any amounts paid to the MarketWise Members under the Tax Receivable Agreement, will vary depending on a number of factors, including:

•the price of shares of Class A common stock in connection at the time of redemptions or exchanges—the Basis Adjustments, as well as any related increase in any tax deductions, are directly related to the price of shares of Class A common stock at the time of each redemption or exchange;
•the timing of any subsequent redemptions or exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of MarketWise, LLC at the time of each redemption or exchange or distribution (or deemed distribution);
•the extent to which such redemptions or exchanges are taxable—if a redemption or exchange is not taxable for any reason, the Basis Adjustments, as well as any related increase in tax deductions, relating to such redemption or exchange will not be available; and
•the amount and timing of our income—the Tax Receivable Agreement generally will require us to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the Tax Receivable Agreement. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have been actually realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year will likely generate tax attributes that may be utilized to generate tax benefits in previous or future taxable years. The utilization of any such tax attributes generally will result in payments under the Tax Receivable Agreement.
For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing our actual income tax liability (subject to certain assumptions relating to state and local income taxes) to the amount of such taxes that we would have been required to pay had there been no Basis Adjustments and had the Tax Receivable Agreement not been entered into. The Tax Receivable Agreement generally applies to each of our taxable years, beginning with the 2021 taxable year. There is no maximum term for the Tax Receivable Agreement; however, the Tax Receivable Agreement may be voluntarily terminated by us pursuant to an early termination procedure and shall be terminated upon the occurrence of certain mergers, asset sales, other forms of business combinations, or other changes of control or our material breach of our material obligations under the Tax Receivable Agreement under certain circumstances, and in each case we shall be obligated to pay the MarketWise Members an agreed upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated based on certain assumptions, including regarding tax rates and utilization of the Basis Adjustments). However, our ability to make such payment may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which we or MarketWise, LLC are then a party, or any applicable law.
The payment obligations under the Tax Receivable Agreement are our obligations and not of MarketWise, LLC. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we may be required to make to the MarketWise Members will be substantial. Any payments made by us to the MarketWise Members under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Our failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will generally terminate the Tax Receivable Agreement and accelerate payments thereunder, unless the applicable payment is not made because (i) we are prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of our indebtedness or (ii) we do not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment. In addition, we are obligated to use commercially reasonable efforts to avoid entering into any agreements that could be reasonably anticipated to materially delay the timing of the making of any payments under the Tax Receivable Agreement, which could limit our ability to pursue strategic transactions.

Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations, or other changes in control, may influence the timing and amount of payments that are received by the MarketWise Members under the Tax Receivable Agreement. For example, the earlier disposition of assets following a transaction that results in a Basis Adjustment will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments.
The Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, or (iii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement would accelerate and become due and payable, based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement, and an assumption that, as of the effective date of the acceleration, any MarketWise Member that has MarketWise Units that have not been exchanged is deemed to have exchanged such MarketWise Units for the fair market value of the shares of our Class A common stock or the amount of cash that would be received by such MarketWise Member had such MarketWise Units actually been exchanged on such date, whichever is lower. However, as noted above, our ability to make such payments may be limited by restrictions on distributions that would either violate any contract or agreement to which we or MarketWise, LLC are then a party, or any applicable law.
As a result of the foregoing, we would be required to make an immediate cash payment equal to the estimated present value (calculated based on a discount rate equal to LIBOR plus 100 basis points) of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, we could be required to make cash payments to the MarketWise Members that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. We cannot assure that we will be able to finance our obligations under the Tax Receivable Agreement or that we will be able to make the immediate cash payment described above to the extent our or MarketWise, LLC’s ability to make such payment is restricted as described above.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or part of the Basis Adjustments, as well as other related tax positions we take, and a court could sustain any such challenge. If the outcome of any such challenge to any Basis Adjustments or the deduction of imputed interest deemed paid pursuant to the Tax Receivable Agreement would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or to fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each MarketWise Member, and any such restrictions will apply for as long as the Tax Receivable Agreement remains in effect. We will not be reimbursed for any cash payments previously made to the MarketWise Members pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and ultimately disallowed. Instead, in such circumstances, any excess cash payments made by us to the MarketWise Members will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to the MarketWise Members for a number of years following the initial time of such payment. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.
Payments are generally due under the Tax Receivable Agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Any late payments that may be made under the Tax Receivable Agreement will continue to accrue interest at LIBOR plus 500 basis points until such payments are made, including any late payments that we may subsequently make because we did not have enough available cash to satisfy our payment obligations at the time at which they originally arose or were prohibited from making such payments under the terms governing certain of our indebtedness (although such payments are not considered late payments and therefore would accrue interest at the lower interest if we make such payments promptly after such limitations are removed). Subject to certain exceptions as noted above, our failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement under certain circumstances, in which case, the Tax Receivable Agreement will terminate and future payments thereunder will be accelerated, as noted above.
MarketWise Operating Agreement
In connection with the consummation of the Transactions, MarketWise, Inc. and the other members of MarketWise, LLC entered into the MarketWise Operating Agreement.
Appointment as Managing Member. Under the MarketWise Operating Agreement, MarketWise, Inc. is the sole manager of MarketWise, LLC. As the sole manager, MarketWise, Inc. will generally be able to control all of the day-to-day business affairs and decision-making of MarketWise, LLC without the approval of any other member. As such, MarketWise, Inc., through its officers and directors, will be responsible for all operational and administrative decisions of MarketWise, LLC and daily management of MarketWise, LLC’s business. Pursuant to the terms of the MarketWise Operating Agreement, MarketWise, Inc. cannot be removed or replaced as the sole manager of MarketWise, LLC except by its resignation, which may be given at any time by written notice to the other members.
Compensation; Expenses. MarketWise, Inc. will not be entitled to compensation for its services as the manager of MarketWise, LLC except as expressly provided for in the MarketWise Operating Agreement. MarketWise, Inc. is entitled to reimbursement by MarketWise, LLC for reasonable out-of-pocket expenses incurred on behalf of MarketWise, LLC, including all expenses associated with being a public company and maintaining its corporate existence.
Distributions. The MarketWise Operating Agreement requires Tax Distributions (as defined therein) to be made by MarketWise, LLC to its members on a pro rata basis, except to the extent such distributions would render MarketWise, LLC insolvent or are otherwise prohibited by law. Tax Distributions will be made on a quarterly basis, to each member of MarketWise, LLC, including MarketWise, Inc., based on such member’s allocable share of the taxable income of MarketWise, LLC and an assumed tax rate that will be determined by MarketWise, Inc., as described below. For this purpose, each member’s allocable share of MarketWise, LLC’s taxable income shall be net of its share of taxable losses of MarketWise, LLC and, with respect to MarketWise, Inc., shall be determined without regard to any increases to the tax basis of our property pursuant to Sections 734(b) or 743(b) of the Code. The assumed tax rate for purposes of determining tax distributions from MarketWise, LLC to its members will be the highest combined federal, state, and local tax rate that may potentially apply to a corporate or individual taxpayer (whichever is higher) resident in Baltimore, Maryland, taking into account certain assumptions and without regard to the actual final tax liability of any such member. The MarketWise Operating Agreement also allows for cash distributions to be made by MarketWise, LLC (subject to MarketWise, Inc.’s sole discretion as the sole manager of MarketWise, LLC) to its members on a pro rata basis out of Distributable Cash (as defined therein). We expect MarketWise, LLC may make distributions out of Distributable Cash periodically and as necessary to enable us to cover MarketWise, Inc.’s operating expenses and other obligations, including tax liability and other obligations under the Tax Receivable Agreement, except to the extent such distributions would render MarketWise, LLC insolvent or are otherwise prohibited by law.
Transfer Restrictions. The MarketWise Operating Agreement generally does not permit transfers of MarketWise Units by members, except for transfers to permitted transferees, transfers pursuant to the participation right described below, and other limited exceptions. The MarketWise Operating Agreement may impose additional restrictions on transfers (including redemptions described below with respect to each MarketWise Unit) that are necessary or advisable so that MarketWise, LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. In the event of a permitted transfer under the MarketWise Operating Agreement, such transferring member will be required to simultaneously transfer shares of our Class B common stock held by such transferring member to such transferee equal to the number of MarketWise Units that were transferred to such transferee in such permitted transfer.

The MarketWise Operating Agreement provides that, in the event that a tender offer, share exchange, issuer bid, take-over bid, recapitalization, or similar transaction with respect to our Class A common stock, each of which we refer to as a “PubCo Offer,” is approved by our board of directors or otherwise effected or to be effected with the consent or approval of our board of directors, each holder of MarketWise Units (other than MarketWise, Inc. and its subsidiaries) shall be permitted to participate in such PubCo Offer by delivering a participation redemption notice, which shall be effective immediately prior to, and contingent upon, the consummation of such PubCo Offer. If a PubCo Offer is initially proposed by MarketWise, Inc., then MarketWise, Inc. is required to use its reasonable best efforts to enable and permit the holders of such MarketWise Units to participate in such PubCo Offer to the same extent or on an economically equivalent basis as the holders of shares of our Class A common stock and without being required to exchange MarketWise Units or shares of our Class B Common Stock prior to consummation of the PubCo Offer; provided that in no event shall any such holder of MarketWise Units be entitled to receive aggregate consideration for each such MarketWise Unit that is greater than the consideration payable in respect of each share of our Class A common stock pursuant to the PubCo Offer.
Except for certain exceptions, any transferee of MarketWise Units must assume, by executing a joinder to the MarketWise Operating Agreement, all of the obligations of a transferring member with respect to the transferred MarketWise Units, and such transferee shall be bound by any limitations and obligations under the MarketWise Operating Agreement (without relieving the transferring member from any applicable limitations and obligations) even if the transferee is not admitted as a member of MarketWise, LLC. A member shall retain all duties, liabilities, and obligations of a member until the transferee is accepted as a substitute member in accordance with the MarketWise Operating Agreement and MarketWise, Inc., as manager, may, in its sole discretion, reinstate all or any portion of the rights and privileges of such member with respect to such transferred MarketWise Units for any period of time prior to the admission date of the substitute member.
Maintenance of One-to-One Ratio between Shares of Class A Common Stock and MarketWise Units Owned by MarketWise, Inc., One-to-One Ratio between Sponsor Earnout Shares and Sponsor Earnout Units Owned by MarketWise, Inc., and One-to-one Ratio between Shares of Class B Common Stock and MarketWise Units Owned by the MarketWise Members. Except as otherwise determined by MarketWise, Inc., the MarketWise Operating Agreement requires MarketWise, LLC to take all actions with respect to its MarketWise Units, including issuances, reclassifications, distributions, divisions, or recapitalizations, to maintain at all times (1) a one-to-one ratio between the number of MarketWise Units owned by MarketWise, Inc., directly or indirectly, and the aggregate number of shares of our Class A common stock issued and outstanding (not including Sponsor Earnout Class A Shares (as defined in the MarketWise Operating Agreement)), (2) a one-to-one ratio between the number of Sponsor Earnout Units (as defined in the MarketWise Operating Agreement) owned by MarketWise, Inc., directly or indirectly, and the aggregate number of Sponsor Earnout Class A Shares issued and outstanding, and (3) a one-to-one ratio between the aggregate number of MarketWise Units owned by the MarketWise Members (other than MarketWise, Inc. and its subsidiaries), directly or indirectly, and the number of shares of our Class B common stock issued and outstanding. This ratio requirement disregards (1) shares of our Class A common stock issuable under unvested options issued by MarketWise, Inc. or Management Members Earnout Shares, (2) treasury stock, and (3) preferred stock or other debt or equity securities (including warrants, options, or rights) issued by MarketWise, Inc. that are convertible into or exercisable or exchangeable for shares of our Class A common stock, except to the extent MarketWise, Inc. has contributed the net proceeds from such other securities, including any exercise or purchase price payable upon conversion, exercise, or exchange thereof, to the equity capital of MarketWise, LLC. Except as otherwise determined by MarketWise, Inc., if MarketWise, Inc. issues, transfers, or delivers from treasury stock or repurchases or redeems shares of our Class A common stock in a transaction not contemplated by the MarketWise Operating Agreement, MarketWise, Inc. as manager of MarketWise, LLC will have the authority to take all actions such that, after giving effect to all such issuances, transfers, deliveries, or repurchases or redemptions, the number of outstanding MarketWise Units and Sponsor Earnout Units owned by MarketWise, Inc., directly or indirectly, equals, on a one-for-one basis, the number of outstanding shares of our Class A common stock (including Sponsor Earnout Class A Shares). Except as otherwise determined by MarketWise, Inc., if MarketWise, Inc. issues, transfers, or delivers from treasury stock or repurchases or redeems any of MarketWise, Inc.’s preferred stock in a transaction not contemplated by the MarketWise Operating Agreement, MarketWise, Inc. as manager has the authority to take all actions such that, after giving effect to all such issuances, transfers, deliveries repurchases or redemptions, MarketWise, Inc. holds (in the case of any issuance, transfer or delivery) or ceases to hold (in the case of any repurchase or redemption) equity interests in MarketWise, LLC which (in MarketWise, Inc.’s good faith determination) are in the aggregate substantially economically equivalent to the outstanding preferred stock of MarketWise, Inc. so issued, transferred, delivered, repurchased, or redeemed. Except as otherwise determined by MarketWise, Inc., MarketWise, LLC is prohibited from undertaking any subdivision (by any split of units, distribution of units, reclassification, recapitalization, or similar event) or combination (by reverse split of units, reclassification, division, recapitalization, or similar event) of MarketWise Units that is not accompanied by an identical subdivision or combination of (1) shares of our Class A common stock to maintain at all times a one-to-one ratio between the number of MarketWise Units owned by MarketWise, Inc. and the number of outstanding shares of our Class A common stock, (2) Sponsor Earnout Shares to maintain at all times a one-to-one ratio between the number of Sponsor Earnout Units owned by MarketWise, Inc. and the number of outstanding Sponsor Earnout Class A Shares, and (3) shares of our Class B common stock to maintain at all times a one-to-one ratio between the number of MarketWise Units owned by the members (other than MarketWise, Inc. and its subsidiaries) and the number of outstanding shares of our Class B common stock, as applicable, in each case, subject to certain exceptions.
Excluding certain warrants, options, or similar instruments granted pursuant to any equity plan or stock option plan in effect on, or adopted after, the date of the MarketWise Operating Agreement by MarketWise, LLC or MarketWise, Inc., in the event any holder of a warrant to purchase shares of our Class A common stock (the “Upstairs Warrants”) exercises an Upstairs Warrant, then MarketWise, Inc. will cause a corresponding exercise (including by effecting such exercise in the same manner, i.e., by payment of a cash exercise price or on a cashless basis) of a warrant to purchase MarketWise Units with similar terms held by MarketWise, Inc., such that the number of shares of our Class A common stock issued in connection with the exercise of such Upstairs Warrants will be matched with a corresponding number of MarketWise Units issued by MarketWise, LLC to MarketWise, Inc. In the event that an Upstairs Warrant is redeemed, MarketWise, LLC will redeem a warrant to purchase MarketWise Units with similar terms held by MarketWise, Inc.
Issuance of MarketWise Units upon Exercise of Options or Issuance of Other Equity Compensation. When MarketWise, Inc. issues shares of our Class A common stock in settlement of stock options granted to persons that are not officers or employees of MarketWise, LLC or its subsidiaries, MarketWise, Inc. will make a capital contribution in an amount equal to the exercise price, and shall be deemed to make, a capital contribution to MarketWise, LLC equal to the aggregate value of such shares of our Class A common stock and MarketWise, LLC will issue to MarketWise, Inc. a number of MarketWise Units equal to the number of shares issued by MarketWise, Inc. When MarketWise, Inc. issues shares of our Class A common stock in settlement of stock options granted to persons that are officers or employees of MarketWise, LLC or its subsidiaries, then MarketWise, Inc. will be deemed to have sold directly to the person exercising such award a portion of the value of each share of our Class A common stock, as applicable, equal to the exercise price per share divided by the market price per share, and MarketWise, Inc. will be deemed to have sold directly to MarketWise, LLC (or the applicable subsidiary of MarketWise, LLC) the difference between the exercise price and market price per share for each such share of our Class A common stock. In cases where MarketWise, Inc. grants other types of equity compensation (including Management Members Earn-Out Shares) to employees of MarketWise, LLC or its subsidiaries, on each applicable vesting date MarketWise, Inc. will be deemed to have sold to MarketWise, LLC (or such subsidiary) the number of vested shares at a price equal to the market price per share, MarketWise, LLC (or such subsidiary) will deliver the shares to the applicable person, and MarketWise, Inc. will be deemed to have made a capital contribution to MarketWise, LLC equal to the purchase price for such shares in exchange for an equal number of MarketWise Units. In the event shares delivered to an applicable person are forfeited following vesting, the MarketWise Units issued to MarketWise, Inc. shall also be forfeited.
Dissolution. The MarketWise Operating Agreement will provide that the consent of MarketWise, Inc., as the managing member of MarketWise, LLC, and members holding a majority of the MarketWise Units then outstanding (excluding MarketWise Units held directly or indirectly by MarketWise, Inc.) will be required to voluntarily dissolve MarketWise, LLC. In addition to a voluntary dissolution, MarketWise, LLC will be dissolved upon the entry of a decree of judicial dissolution or other circumstances in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (1) first, to pay the expenses of winding up MarketWise, LLC; (2) second, to pay debts, liabilities and obligations owed to creditors of MarketWise,

LLC other than members; (3) third, to pay debts, liabilities and obligations owed to the members (other than payments or distributions owed to the members in their capacity as such pursuant to the MarketWise Operating Agreement); and (4) fourth, to the members pro-rata in accordance with their respective percentage ownership interests in MarketWise, LLC (as determined based on the number of MarketWise Units held by a member relative to the aggregate number of all outstanding MarketWise Units).
Confidentiality. Each member of MarketWise, LLC (other than MarketWise, Inc.) agrees to maintain the confidentiality of MarketWise, LLC’s confidential information. This obligation excludes information independently developed by the members, information that is or becomes generally available to the public other than as a result by a member or its affiliates or representatives, information that is or becomes available to a member from a source other than MarketWise, Inc., MarketWise, LLC, or their representatives; provided that such source is not, and was not known, by such member to be bound by a confidentiality agreement with, or any other confidentiality obligation owed to MarketWise, Inc., MarketWise, LLC, or any of their respective affiliates or representatives or under the terms of the MarketWise Operating Agreement or information approved for release by written authorization of the Chief Executive Officer, the Chief Financial Officer, or the General Counsel of either MarketWise, LLC or MarketWise, Inc.
Indemnification. The MarketWise Operating Agreement will provide for indemnification of the manager, members and officers of MarketWise, LLC and their respective subsidiaries or affiliates.
MarketWise Unit Redemption Right. The MarketWise Operating Agreement will provide a redemption right to the members (other than MarketWise, Inc. and its subsidiaries) which will entitle them to have their MarketWise Units redeemed for, at MarketWise, Inc.’s election (determined by a majority of our independent directors (within the meaning of the Nasdaq rules) who are disinterested), newly issued shares of our Class A common stock on a one-for-one basis, or, to the extent funded with cash proceeds received from an equity offering by MarketWise, Inc., a cash payment equal to the volume weighted average market price of one share of our Class A common stock for each MarketWise Unit so redeemed, in each case in accordance with the terms of the MarketWise Operating Agreement. In connection with the exercise of the redemption or exchange of MarketWise Units (1) the members will be required to surrender an equal number of shares of our Class B common stock registered in the name of such redeeming or exchanging member, which will thereafter be transferred to MarketWise, Inc. and will be canceled for no consideration on a one-for-one basis with the number of MarketWise Units so redeemed or exchanged and (2) all redeeming members will surrender such MarketWise Units to MarketWise, LLC for cancellation. MarketWise, Inc. will then contribute cash or shares of our Class A common stock, as applicable, to MarketWise, LLC in exchange for an amount of newly issued MarketWise Units that will be issued to MarketWise, Inc. equal to the number of MarketWise Units redeemed from the member. MarketWise, LLC will then distribute the cash or shares of our Class A common stock, as applicable, to such member to complete the redemption. Alternatively, MarketWise, Inc. may, at its election determined by a majority of our independent directors (within the meaning of the Nasdaq rules) who are disinterested, effect a direct exchange with the applicable members of such shares of Class A common stock or such cash, as applicable, for such MarketWise Units in lieu of such a redemption. The determination of a whether to redeem MarketWise Units for shares of our Class A common stock or cash (an “Election Decision”) will be made by the “Disinterested Majority” of our board of directors. We expect that the Disinterested Majority will exclude any directors who directly or indirectly have a material interest (including an economic interest) in such Election Decision. By giving discretion for an Election Decision only to the Disinterested Majority, we seek to avoid conflicts of interest that could bring into question the integrity of such an Election Decision. In making an Election Decision, the Disinterested Majority may take into account general economic and business conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, the potential dilutive impact of new issuances of Class A common stock, and such other factors as the Disinterested Majority may deem relevant.
Each MarketWise Member’s (other than MarketWise, Inc. and its subsidiaries) redemption rights will be subject to certain customary limitations, including the expiration of any contractual lock-up period relating to the shares of our Class A common stock that may be applicable to such member and the absence of any liens or encumbrances on such MarketWise Units redeemed. Additionally, in the case MarketWise, Inc. elects a cash settlement, such member may retract its redemption request within a specified period of time. Moreover, in the case of a settlement in shares of our Class A common stock, such redemption may be conditioned on the closing of an underwritten distribution of the shares of our Class A common stock that may be issued in connection with such proposed redemption. In the case of a settlement in shares of our Class A common stock, such member may also revoke or delay its redemption request if the following conditions exist: (1) any registration statement pursuant to which the resale of the shares of our Class A common stock to be registered for such member at or immediately following the consummation of the redemption shall have ceased to be effective pursuant to any action or inaction by the SEC or no such resale registration statement has yet become effective; (2) MarketWise, Inc. failed to cause any related prospectus to be supplemented by any required prospectus supplement necessary to effect such redemption; (3) MarketWise, Inc. exercised its right to defer, delay, or suspend the filing or effectiveness of a registration statement and such deferral, delay or suspension shall affect the ability of such member to have its shares of Class A common stock registered at or immediately following the consummation of the redemption; (4) such member is in possession of any material non-public information concerning MarketWise, Inc., the receipt of which results in such member being prohibited or restricted from selling shares of Class A common stock at or immediately following the redemption without disclosure of such information (and MarketWise, Inc. does not permit disclosure); (5) any stop order relating to the registration statement pursuant to which the shares of Class A common stock were to be registered by such member at or immediately following the redemption shall have been issued by the SEC; (6) there shall have occurred a material disruption in the securities markets generally or in the market or markets in which the Class A common stock is then traded; (7) there shall be in effect an injunction, a restraining order or a decree of any nature of any governmental entity that restrains or prohibits the redemption; (8) MarketWise, Inc. shall have failed to comply in all material respects with its obligations under the Registration Rights Agreement, and such failure shall have affected the ability of such member to consummate the resale of the shares of Class A common stock to be received upon such redemption pursuant to an effective registration statement; or (9) the redemption date would occur three business days or less prior to, or during, a blackout period.
Whether by redemption or exchange, MarketWise, Inc. is obligated to ensure that at all times the number of MarketWise Units that MarketWise, Inc. owns equals the number of outstanding shares of our Class A common stock (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
Amendments. In addition to certain other requirements, MarketWise, Inc.’s prior written consent, as manager, and the prior written consent of members holding a majority of the MarketWise Units then outstanding and entitled to vote (excluding MarketWise Units held directly or indirectly by MarketWise, Inc.) will generally be required to amend or modify the MarketWise Operating Agreement.
Employment Agreements
Executive Officers
MarketWise, LLC has entered into employment agreements with each of its named executive officers. For more information, see “Executive Compensation—Executive Compensation Arrangements—Employment Agreements.”
Michael Palmer
MarketWise, LLC entered into an employment agreement with Mr. Palmer dated May 1, 2015 for his position as Managing Director with an initial base pay of $500,000 (the “Palmer Employment Agreement”). Mr. Palmer holds more than 5% of MarketWise, Inc.’s equity and is a director of MarketWise, Inc. The Palmer Employment Agreement provides that Mr. Palmer’s employment term expires on December 31, 2021 and shall automatically renew for subsequent one-year renewal terms unless otherwise terminated by either party. The Palmer Employment Agreement may be terminated by either party at any time and for any reason upon 180 days’ notice.
The Palmer Employment Agreement provides that Mr. Palmer shall be eligible to receive copy royalties equal to 7% of net revenues on all frontend marketing copy written by Mr. Palmer and 3% of net revenues on all backend copy marketing written by Mr. Palmer. Mr. Palmer is also entitled to participate in our health and welfare plans.
If Mr. Palmer’s employment is terminated for any reason, Mr. Palmer shall be entitled to receive unpaid base pay through the date of termination and reimbursement for any expenses incurred through the date of termination.

Pursuant to the Palmer Employment Agreement, Mr. Palmer is subject to confidentiality and assignment of intellectual property provisions, and certain restrictive covenants, including non-disparagement and two-year post-employment non-competition and non-solicitation of employees and customer provisions.
Stephen Sjuggerud
MarketWise, LLC entered into an employment agreement with Mr. Sjuggerud dated May 1, 2015, for his position as Editor with an initial base pay of $500,000 (the “Sjuggerud Employment Agreement”). Mr. Sjuggerud holds more than 5% of MarketWise, Inc.’s equity and is a director of MarketWise, Inc. The Sjuggerud Employment Agreement provides that Mr. Sjuggerud’s employment term expires on December 31, 2021 and shall automatically renew for subsequent one-year renewal terms unless otherwise terminated by either party. The Sjuggerud Employment Agreement may be terminated by either party at any time and for any reason upon 180 days’ notice.
The Sjuggerud Employment Agreement provides that Mr. Sjuggerud shall be eligible to receive discretionary bonuses, subject to Mr. Sjuggerud’s employment through the payment date. Mr. Sjuggerud is also entitled to participate in our health and welfare plans.
If Mr. Sjuggerud’s employment is terminated for any reason, Mr. Sjuggerud shall be entitled to receive unpaid base pay through the date of termination and reimbursement for any expenses incurred through the date of termination.
Pursuant to the Sjuggerud Employment Agreement, Mr. Sjuggerud is subject to confidentiality and assignment of intellectual property provisions, and certain restrictive covenants, including non-disparagement and two-year post-employment non-competition and non-solicitation of employees and customer provisions.
Frank Porter Stansberry
Porter Stansberry holds more than 5% of MarketWise, Inc.’s equity, but does not currently serve as an employee or a director. MarketWise, LLC entered into an employment agreement with Mr. Stansberry dated May 1, 2015 (the “Stansberry Employment Agreement”). Mr. Stansberry resigned in 2020, at which time the parties mutually terminated the Stansberry Employment Agreement.
Mr. Stansberry remains subject to certain provisions which by their nature survive the termination of the Stansberry Employment Agreement. The non-competition and non-solicitation of employees and customer provisions, among others, expired on January 1, 2022.
Equity Compensation
MarketWise, LLC has made certain equity-based awards to its named executive officers. For more information, see “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End.”
Licensing and Solicitation Fees
Stansberry & Associates Investment Research, LLC licenses its names and logos to Stansberry Asset Management LLC (“SAM”) in exchange for licensing fees. Stansberry & Associates Investment Research, LLC also receives solicitation fees from SAM when Stansberry & Associates Investment Research, LLC’s customers sign up to receive services from SAM. The amount of such fees accrued in the year ended December 31, 2021 was approximately $358,000. Marco Ferri, Mark Arnold, Stephen Sjuggerud, Porter Stansberry, and Michael Palmer are indirect, passive owners of SAM.
Second Amended and Restated Operating Agreement of MarketWise, LLC
Prior to consummation of the Transactions, MarketWise, LLC and the MarketWise Members were parties to the Second Amended and Restated Operating Agreement of MarketWise, LLC (formerly S & A Holdings (2013), LLC), dated as of June 1, 2020 and effective as of December 31, 2019 (the “Prior LLC Agreement”), which prior to the Transactions governed the business and operations of MarketWise, LLC and defined the relative rights and privileges associated with the existing units of MarketWise, LLC. In connection with the consummation of the

Transactions, MarketWise, Inc. and the other members of MarketWise, LLC entered into the MarketWise Operating Agreement. For additional information, see “—MarketWise Operating Agreement.”
Prior to the consummation of the Transactions, pursuant to the Prior LLC Agreement, MarketWise, LLC made profit and tax distributions to Monument & Cathedral, LLC, Porter Stansberry, Michael Palmer, Stephen Sjuggerud, Mark Arnold, Dale Lynch, and Marco Ferri. The amounts distributed to each recipient for the year ended December 31, 2021 was as follows:

Year Ended
(in thousands)	December 31, 2021
Monument & Cathedral, LLC	$105,714
Porter Stansberry	59,639
Michael Palmer	22,042
Stephen Sjuggerud	16,937
Mark Arnold	4,811
Dale Lynch	1,754
Marco Ferri	1,695
Leases
We lease an office property from Sandlapper II, LLC. Stephen Sjuggerud and Michael Palmer are owners of Sandlapper II, LLC. The amount paid under the lease in the year ended December 31, 2021 was approximately $56,000.
Notes and Advances
On December 22, 2016, a subsidiary of Monument & Cathedral, LLC advanced $5,670,400 to MarketWise, LLC and Stansberry & Associates Investment Research, LLC, collectively, pursuant to a secured uncommitted credit agreement dated December 31, 2013 and a secured promissory note dated December 22, 2016. The advance bore interest at a per annum floating rate equal to the U.S. Prime Rate plus 2%. The remaining amount outstanding under the security agreement and note of approximately $2,299,283 was repaid in full on June 1, 2020. The secured uncommitted credit agreement dated December 31, 2013 was subsequently terminated on February 11, 2021.
Revenue Share Arrangements
Our operating companies regularly enter into informal revenue share arrangements with subsidiaries of Monument & Cathedral, LLC. Under such arrangements, our operating companies pay such subsidiaries a percentage of the revenue generated by their marketing efforts or a fixed price for each customer that our operating companies acquire through their marketing efforts. These revenue share arrangements are generally informal and only last for the duration of the marketing effort, which is typically short term. In the year ended December 31, 2021, we paid Monument & Cathedral, LLC or its subsidiaries approximately $10.3 million under such arrangements.
Our operating companies also enter into similar informal arrangements under which subsidiaries of Monument & Cathedral, LLC pay the participating our operating companies for their marketing efforts. In the year ended December 31, 2021, Monument & Cathedral, LLC paid us approximately $1.3 million under such arrangements.
We expect our revenue share arrangements with Monument & Cathedral, LLC and its subsidiaries to continue.
Holding Company Services
A number of subsidiaries of Monument & Cathedral, LLC provide various administrative services to our operating companies. The total amount paid to Monument & Cathedral, LLC’s subsidiaries in the year ended December 31, 2021 was approximately $3.5 million.

Director and Officer Indemnification
We have entered into indemnification agreements with each of our directors and executive officers. For additional information, see “Description of Capital Stock—Limitations on Liability and Indemnification of Officers and Directors.”
Policies and Procedures for Related Persons Transactions
Our board of directors adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which the post-combination company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000 and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:
•any person who is, or at any time during the applicable period was, one of our executive officers or directors;
•any person who is known by the post-combination company to be the beneficial owner of more than 5% of our voting stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.
We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to the audit committee charter, the audit committee will have the responsibility to review related party transactions.

Item 14. Principal Accounting Fees and Services.
Change in Registrant’s Certifying Accountant
On July 21, 2021, the audit committee of our board of directors dismissed WithumSmith+Brown PC (“Withum”), ADAC’s independent registered public accounting firm prior to the Transactions, as MarketWise, Inc.’s independent registered public accounting firm.
The report of Withum on the financial statements of ADAC as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope, or accounting principles.
During the period from February 11, 2020 (inception) through December 31, 2020 and subsequent interim period through July 21, 2021, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Securities Act) between ADAC and Withum on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused it to make reference to the subject matter of the disagreements in its reports on ADAC’s financial statements for such period.
During the period from February 11, 2020 (inception) through December 31, 2020 and subsequent interim period through July 21, 2021, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Act).

MarketWise, Inc. provided Withum with a copy of the foregoing disclosures in connection with the filing of a Form 8-K on July 28, 2021 and requested that Withum furnish MarketWise, Inc. with a letter addressed to the SEC stating whether it agrees with the statements made by MarketWise set forth above. A copy of the letter was filed as an exhibit to the Form 8-K filed on July 28, 2021 and is incorporated by reference to our registration statement on Form S-1 filed on August 11, 2021.
On July 21, 2021, the audit committee of our board of directors approved the engagement of Deloitte & Touche LLP (“Deloitte”) as MarketWise, Inc.’s independent registered public accounting firm to audit MarketWise, Inc.’s consolidated financial statements as of and for the year ended December 31, 2021. Deloitte served as independent registered public accounting firm of MarketWise, LLC prior to the Transactions. During the years ended December 31, 2020 and December 31, 2019 and the subsequent interim period through July 21, 2021, MarketWise, Inc. did not consult with Deloitte with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to MarketWise, Inc. that Deloitte concluded was an important factor considered by MarketWise, Inc. in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any other matter that was the subject of a disagreement or a reportable event (each as defined above).
Independent Registered Public Accounting Firm
The following is a summary of fees paid or to be paid to Deloitte and Withum for services rendered:

	Year Ended December 31,
(in thousands)	2021	2020
Audit fees	$1,597	$843
Audit-Related Fees	1,417	413
Tax Fees	1,510	1,140
All Other Fees	32	2
Total	$4,556	$2,398
Audit Fees consist of fees associated with our annual audit and the review of our quarterly reports on Form 10-Q in 2021. Included within audit fees are fees paid to Withum of $146 and $105 for the years ended December 31, 2021 and 2020, respectively.
Audit-Related Fees consist of fees billed in relation to our SPAC transaction, the S-1 and S-4 registration statements, the S-8 Employee Benefit Plan Registration statement, and due diligence engagements.
Tax Fees consist of fees related to tax compliance, tax advice and planning.
All Other Fees consist of fees related to a SOX compliance engagement, and fees related to our subscription to Deloitte & Touche LLP’s accounting research tool.
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
PART IV

Item 15. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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
4.1
Warrant Agreement, dated July 23, 2020, between Ascendant Digital Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2020).

4.2
Specimen Warrant Certificate of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239623), filed with the SEC on July 2, 2020).

4.3
Specimen Common Stock Certificate of MarketWise, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-254720), filed with the SEC on May 28, 2021).

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
10.8
Employment Agreement, effective as of December 1, 2019, by and between MarketWise, LLC (f/k/ S & A Holdings (2013), LLC) and Mark Arnold (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 (File No. 333-254720), filed with the SEC on May 28, 2021).

10.9
Employment Agreement, effective as of December 2, 2019, by and between Beacon Street Services, LLC and Dale Lynch (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 (File No. 333-254720), filed with the SEC on May 28, 2021).

10.10
Employment Agreement, effective as of July 30, 2018, by and between MarketWise, LLC (f/k/a S & A Holdings (2013), LLC) and Marco Ferri (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-4 (File No. 333-254720), filed with the SEC on May 28, 2021).

10.11
Loan and Security Agreement, dated as of October 29, 2021, by and among MarketWise, LLC, as borrower, the guarantors party thereto, the lenders from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, and BMO Capital Markets Corp., as joint lead arranger and joint bookrunner.(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 1, 2021).

10.12
Guaranty, dated as of October 29, 2021, by the guarantors identified therein in favor of HSBC Bank USA, National Association, as agent. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 1, 2021).

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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.

MARKETWISE, INC.

Date: March 10, 2022	By:	/s/ Mark Arnold
	Name:	Mark Arnold
	Title:	Chief Executive Officer

	By:	/s/ Dale Lynch
	Name:	Dale Lynch
	Title:	Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Arnold and Dale Lynch, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Arnold	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Mark Arnold

/s/ Dale Lynch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022
Dale Lynch

/s/ Mark Gerhard	Director	March 10, 2022
Mark Gerhard

/s/ Riaan Hodgson	Director	March 10, 2022
Riaan Hodgson

/s/ Michael Palmer	Director	March 10, 2022
Michael Palmer

/s/ Stephen Sjuggerud	Director	March 10, 2022
Stephen Sjuggerud

/s/ Manuel Borges	Director	March 10, 2022
Manuel Borges

/s/ Elizabeth Burton	Director	March 10, 2022
Elizabeth Burton

/s/ Paul Idzik	Director	March 10, 2022
Paul Idzik

/s/ Van Simmons	Director	March 10, 2022
Van Simmons