Form 10-Q
period 2022-03-31
MARKETWISE, INC.
filed 2022-05-09
CIK 1805651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 5, 2022, there were 27,284,685 shares of the registrant’s Class A common stock and 291,092,303 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of federal securities law, and as such are not historical facts. This includes, without limitation, statements regarding our financial position and business strategy, and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this report, including, but not limited to:
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
•our ability to maintain and protect our intellectual property; and
•other factors detailed under the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”
These forward-looking statements are based on information available as of the date of this report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Additionally, as a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements for any reason, except as may be required under applicable securities laws.
PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements.

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$125,737	$139,078
Accounts receivable	16,412	7,805
Prepaid expenses	11,709	13,043
Related party receivables	185	496
Related party notes receivable, current	302	298
Restricted cash	500	500
Deferred contract acquisition costs	88,441	82,685
Other current assets	1,488	2,484
Total current assets	244,774	246,389
Property and equipment, net	1,099	1,188
Operating lease right-of-use assets	10,316	10,901
Intangible assets, net	8,142	8,612
Goodwill	23,288	23,288
Deferred contract acquisition costs, noncurrent	118,279	120,386
Related party notes receivable, noncurrent	861	861
Deferred tax assets	7,442	8,964
Other assets	2,220	965
Total assets	$416,421	$421,554
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$2,362	$4,758
Related party payables, net	495	970
Accrued expenses	41,037	46,453
Deferred revenue and other contract liabilities	317,860	317,133
Operating lease liabilities	1,361	1,274
Other current liabilities	22,627	24,905
Total current liabilities	385,742	395,493
Deferred revenue and other contract liabilities, noncurrent	393,764	393,043
Derivative liabilities, noncurrent	1,601	2,015
Warrant liabilities	22,615	29,332
Deferred tax liabilities	—	—
Operating lease liabilities, noncurrent	6,710	6,933
Total liabilities	810,432	826,816
Commitments and Contingencies	—	—
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 22,574,956 and 24,718,402 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 291,092,303 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	29	29

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	88,645	97,548
Accumulated other comprehensive loss	(26)	(9)
Accumulated deficit	(140,290)	(146,115)
Total stockholders’ deficit attributable to MarketWise, Inc.	(51,640)	(48,545)
Noncontrolling interest	(342,371)	(356,717)
Total stockholders’ deficit	(394,011)	(405,262)
Total liabilities, noncontrolling interest, and stockholders’ deficit	$416,421	$421,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net revenue	$136,620	$119,341
Related party revenue	178	373
Total net revenue	136,798	119,714
Operating expenses:
Cost of revenue (1) (2)	17,617	132,812
Sales and marketing (1) (2)	68,237	91,785
General and administrative (1) (2)	30,545	507,429
Research and development (2)	2,278	1,778
Depreciation and amortization	604	751
Related party expense	97	20
Total operating expenses	119,378	734,575
Income (loss) from operations	17,420	(614,861)
Other income (expense), net	7,296	(227)
Interest (expense) income, net	(171)	5
Income (loss) before income taxes	24,545	(615,083)
Income tax expense	1,522	—
Net income (loss)	23,023	(615,083)
Net income (loss) attributable to noncontrolling interests	17,198	(630)
Net income (loss) attributable to MarketWise, Inc.	$5,825	$(614,453)

Earnings per share - for the three months ended March 31, 2022:

Net income per Class A common share – basic and diluted		$0.24

Weighted average shares outstanding – basic and diluted		23,851

As a result of the Transactions, the capital structure has changed and earnings per share information is only presented for the period after the date of the Transactions. See Note 11 – Earnings Per Share.

(1) Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows (see Note 10 – Stock-Based Compensation):
	Three Months Ended March 31,
	2022	2021
Cost of revenue	$532	$114,348
Sales and marketing	565	14,070
General and administrative	1,491	472,657
Total stock based-compensation expense	$2,588	$601,075

(2) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$23,023	$(615,083)
Other comprehensive loss:
Cumulative translation adjustment	(17)	(17)
Total comprehensive income (loss)	$23,006	$(615,100)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	547,466	$(914,728)	—	$—	—	$—	—	$—	$—	$—	$(17)	$(914,745)	$(5,865)	$(920,610)
Class A units transferred to Class B	(18,947)		—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of Chaikin	—	—	—	—	—	—	—	—	—	—	—	—	810	810
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(17)	(17)	—	(17)
Distributions	—	(13,917)	—	—	—	—	—	—	—	—	—	(13,917)	(250)	(14,167)
Net loss	—	(614,453)	—	—	—	—	—	—	—	—	—	(614,453)	(630)	(615,083)
Balance at March 31, 2021	528,519	$(1,543,098)	—	$—	—	$—	—	$—	$—	$—	$(34)	$(1,543,132)	$(5,935)	$(1,549,067)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,718,402	$2	291,092,303	$29	—	$—	$97,548	$(146,115)	$(9)	$(48,545)	$(356,717)	$(405,262)
Equity-based compensation	—	—	—	—	—	—	2,588	—	—	2,588	—	2,588
Repurchases of stock	(2,143,446)	—	—	—	—	—	(11,491)	—	—	(11,491)	—	(11,491)
Distributions	—	—	—	—	—	—	—	—	—	—	(2,852)	(2,852)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(17)	(17)	—	(17)
Net income (see note below)	—	—	—	—	—	—	—	5,825	—	5,825	17,198	23,023
Balance at March 31, 2022	22,574,956	$2	291,092,303	$29	—	$—	$88,645	$(140,290)	$(26)	$(51,640)	$(342,371)	$(394,011)

Note: The Transactions occurred on July 21, 2021. As a result, net loss for the three months ended March 31, 2021 was attributed to the pre-Transaction period and net income for the three months ended March 31, 2022 was attributed to the post-Transaction period. During the pre-Transaction period, net loss was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests. During the post-Transaction period, net income was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. As of March 31, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC is 7.2% and the noncontrolling interest was 92.8%. For the three months ended March 31, 2022, net income attributable to controlling interests included a $6.7 million gain on warrant liabilities and a $1,522 tax provision, both of which are 100% attributable to the controlling interest.

	Controlling interests	Noncontrolling interests	Total
Net loss of MarketWise, LLC attributed to the pre-Transaction period from January 1, 2021 through March 31, 2021	$(614,453)	$(630)	$(615,083)
Net income of MarketWise, Inc. attributed to the post-Transaction period from January 1, 2022 through March 31, 2022	$5,825	$17,198	$23,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$23,023	$(615,083)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	604	751
Impairment of right-of-use assets	287	—
Stock-based compensation	2,588	43,880
Change in fair value of derivative liabilities – Class B Units	—	551,544
Change in fair value of derivative liabilities – other	(7,131)	394
Deferred taxes	1,522	—
Unrealized gains on foreign currency	(8)	(10)
Noncash lease expense	478	448
Gain on sale of cryptocurrencies	—	(105)
Changes in operating assets and liabilities:
Accounts receivable	(8,607)	(722)
Related party receivables and payables, net	(164)	2,704
Prepaid expenses	1,334	(1,060)
Other current assets and other assets	(259)	97
Cryptocurrency intangible assets	—	108
Deferred contract acquisition costs	(3,649)	(49,681)
Trade and other payables	(2,388)	(5,263)
Accrued expenses	(5,416)	29,640
Deferred revenue	1,448	130,785
Operating lease liabilities	(316)	(276)
Other current and long-term liabilities	(2,278)	4,153
Net cash provided by operating activities	1,068	92,304
Cash flows from investing activities:
Cash paid for Chaikin acquisition, net of cash acquired	—	(7,139)
Purchases of property and equipment	(14)	(13)
Purchases of intangible assets	—	(662)
Capitalized software development costs	(31)	(20)
Net cash used in investing activities	(45)	(7,834)
Cash flows from financing activities:
Issuance of related party notes receivable	(4)	(2)
Repurchases of stock	(11,491)	—
Distributions to members	—	(13,917)
Distributions to noncontrolling interests	(2,852)	(250)
Net cash used in financing activities	(14,347)	(14,169)
Effect of exchange rate changes on cash	(17)	(16)
Net increase in cash, cash equivalents and restricted cash	(13,341)	70,285
Cash, cash equivalents and restricted cash — beginning of period	139,578	114,927
Cash, cash equivalents and restricted cash — end of period	$126,237	$185,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

1.    Organization
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
As previously announced, on March 1, 2021, concurrently with the execution of the Transaction Agreement, ADAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) who subscribed for 15,000,000 shares of Class A common stock at $10.00 per share for an aggregate commitment amount of $150 million (the “PIPE Investment” and, together with the other transactions described above and all transactions contemplated by or pursuant to the Transaction Agreement, the “Transactions”). The PIPE Investment was consummated on July 21, 2021 substantially concurrently with the closing of the other Transactions.
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

2.    Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of MarketWise and its wholly owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying statements of operations include expenses for certain functions historically performed by a related party, including general corporate services, such as legal, accounting, treasury, information technology, human resources and administration. These expenses are based primarily on direct usage when identifiable, direct capital expenditures or other relevant allocations during the respective periods. We believe the assumptions underlying the accompanying condensed consolidated financial statements, including the assumptions regarding these expenses from this related party, are reasonable. Actual results may differ from these expenses, assumptions and estimates. The amounts recorded in the accompanying condensed consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had we been a separate independent entity.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2021 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2022, the results of operations, comprehensive income (loss), stockholders’ deficit / members’ deficit, and cash flows for the three

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
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
Stock-Based Compensation
Stock-based compensation expenses are included in cost of revenue, sales and marketing, and general and administrative expenses in a manner consistent with the employee’s salary and benefits in the condensed consolidated statements of operations.
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
2021 ESPP
As a result of the Transactions, we adopted the 2021 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, the Company authorizes the grant of the right to purchase shares of Class A Common Stock by employees who qualify under the ESPP. The Company has reserved for issuance a total of 6,409,000 shares of Class A Common Stock for the ESPP. The ESPP became effective on January 1, 2022 and the initial offering period began on January 1, 2022 and ends on June 30, 2022.
The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of the Company’s Class A Common Stock on specified dates during such offerings. Under the ESPP, the Company has determined the offering period to occur in six month intervals, with the purchase date occurring at the end of the offering period. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A Common Stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A Common Stock on the purchase date, as defined in the ESPP. The fair value of the ESPP is determined using the Monte Carlo model as of the beginning of each offering period and is expensed ratably over the six month offering period.
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
The Class B Units contained service-based vesting conditions and had different vesting terms depending upon the employee which ranged from vesting immediately to eight years; vesting was accelerated upon the completion of the Transactions. Compensation cost was recognized on a straight-line basis over the requisite service period until vesting for the entire award, but at least equaled the number of vested units determined by the underlying vesting schedule. Forfeitures were accounted for in the period in which they occurred.
The Class B Units were subject to a put and call option whereby we could elect to redeem or be required to redeem these units at a value determined by a predefined formula based on a multiplier of our net income as defined by management. Employees may not exercise the put option until 25 months have elapsed from the issuance date. Since the redemption price is not representative of fair value, the employees are not considered to be subject to the risks and rewards of share ownership, and the Class B Units were classified as liabilities in the accompanying

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
condensed consolidated balance sheet. Prior to the completion of the Transactions, the liability for Class B units was remeasured to fair value at the end of each reporting period.
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
Net income for the three months ended March 31, 2022 was fully in the post-Transaction period and therefore attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. As of March 31, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.2% and the noncontrolling interest was 92.8%. For the three months ended March 31, 2022 net income attributable to controlling interests included a $6.7 million gain on warrant liabilities and a $1.5 million tax provision, both of which are 100% attributable to the controlling interest.
Net loss for three months ended March 31, 2021 was fully in the pre-Transaction period and therefore attributable to consolidated MarketWise, LLC and its respective noncontrolling interests.
Earnings Per Share
Basic net income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding during the period. Diluted net income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share based compensation awards outstanding during the period.

3.    Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$136,100	$—	$—	$—	$136,100
Transferred at a point in time	—	277	178	243	698
Total	$136,100	$277	$178	$243	$136,798

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Three Months Ended March 31, 2021
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$117,647	$—	$—	$—	$117,647
Transferred at a point in time	—	910	373	784	2,067
Total	$117,647	$910	$373	$784	$119,714
Revenue recognition by subscription type was as follows:

	Three Months Ended March 31,
	2022	2021
Lifetime subscriptions	$51,452	$40,164
Term subscriptions	84,648	77,483
Non-subscription revenue	698	2,067
Total	$136,798	$119,714
Revenue for the Lifetime and Term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue.
Net revenue by principal geographic areas was as follows:

	Three Months Ended March 31,
	2022	2021
United States	$136,711	$119,274
International	87	440
Total	$136,798	$119,714
Revenue by location is determined by the billing entity for the customer.
Contract Balances
The timing of revenue recognition, billings, cash collections and refunds affects the recognition of accounts receivable, contract assets and deferred revenue. Our current deferred revenue balance in the condensed consolidated balance sheets includes an obligation for refunds for contracts where the provision for refund has not lapsed. Accounts receivable, deferred revenue and obligation for refunds are as follows:

	As of
	March 31, 2022	December 31, 2021
Contract balances
Accounts receivable	$16,412	$7,805
Obligations for refunds	$5,363	$5,590
Deferred revenue – current	$312,497	$311,543
Deferred revenue – non-current	$393,764	$393,043
We recognized $109,730 and $94,838 of revenue during the three months ended March 31, 2022 and 2021, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $16,412 and $7,805 as of March 31, 2022 and December 31, 2021, respectively, related to the timing of cash settlement with our credit card processor.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2022	$203,071
Royalties and sales commissions – additions	10,633
Revenue share and cost per acquisition fees – additions	15,670
Amortization of capitalized costs	(22,654)
Balance at March 31, 2022	$206,720
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three months ended March 31, 2022 and 2021.
Remaining Performance Obligations
As of March 31, 2022, the Company had $711,624 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 45% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Acquisitions
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
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition is largely attributable to synergies which we expect to achieve from cross-marketing and providing complementary products to our existing and acquired customers, and is expected to be fully deductible for tax purposes. The acquired intangible assets of Chaikin are amortized over their estimated useful lives. Accordingly, the trade name will be amortized over 8.5 years and customer relationships will

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
be amortized over 6 years. Amortization for the acquired intangible assets was $170 and $126 for the three months ended March 31, 2022 and 2021, respectively.

5.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at January 1, 2022	$23,288
Balance at March 31, 2022	$23,288
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	March 31, 2022
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,368	$(8,405)	$3,963	4.2
Tradenames	3,578	(1,935)	1,643	5.1
Capitalized software development costs	2,897	(1,448)	1,449	2.7
Finite-lived intangible assets, net	18,843	(11,788)	7,055

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$19,930	$(11,788)	$8,142

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,368	$(8,105)	$4,263	4.4
Tradenames	3,578	(1,838)	1,740	5.3
Capitalized software development costs	2,866	(1,344)	1,522	3.1
Finite-lived intangible assets, net	18,812	(11,287)	7,525

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$19,899	$(11,287)	$8,612
We recorded amortization expense related to finite-lived intangible assets of $501 and $641 for the three months ended March 31, 2022 and 2021, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $104 and $101 for the three months ended March 31, 2022 and 2021, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We recorded additions to capitalized software development costs of $31 for the three months ended March 31, 2022. We recorded additions to capitalized software development costs of $267 for the three months ended March 31, 2021, which includes acquired software of $247.
As of March 31, 2022, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2022	$1,619
2023	1,973
2024	1,483
2025	985
2026	745
Thereafter	250
Finite-lived intangible assets, net	$7,055

6.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	March 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$28,001	$—	$—	$28,001
Total assets	28,001	—	—	28,001
Liabilities:
Derivative liabilities, noncurrent	—	—	1,601	1,601
Warrant liabilities - Public Warrants	15,111	—	—	15,111
Warrant liabilities - Private Placement Warrants	—	—	7,504	7,504
Total liabilities	$15,111	$—	$9,105	$24,216

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$25,001	$—	$—	$25,001
Total assets	25,001	—	—	25,001
Liabilities:
Derivative liabilities, noncurrent	—	—	2,015	2,015
Warrant Liabilities - Public Warrants	19,599	—	—	19,599
Warrant Liabilities - Private Placement Warrants	—	—	9,733	9,733
Total liabilities	$19,599	$—	$11,748	$31,347
The level 3 liabilities that related to our Class B Units and certain employee and non-employee contracts with embedded derivatives, see Note 8 – Derivative Financial Instruments and Note 10 – Stock-Based Compensation.
The fair value of the Public Warrants was measured based on the listed market price of such warrants at the end of the reporting period. The fair value of the Private Placement Warrants was estimated using a Monte Carlo

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
simulation model at the end of the reporting period. The Company estimates the fair value of the warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of
March 31, 2022
Stock price	$4.72
Exercise Price	$11.50
Expected life of the warrants to convert (years)	4.31
Volatility	48.30%
Risk-free rate	2.40%
The following table summarizes the change in fair value of the derivative liabilities during the three months ended March 31, 2022 and 2021:

Balance at January 1, 2022	$31,347
Change in fair value of derivative instruments	(7,131)
Balance at March 31, 2022	$24,216

Balance at January 1, 2021	$597,578
Incremental Class B Units	43,880
Change in fair value of derivative instruments	394
Change in fair value of Class B Units	551,544
Balance at March 31, 2021	$1,193,396
The following table summarizes the change in fair value of the Class B Units by income statement line item during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$—	$101,943
Sales and marketing	—	7,423
General and administrative	—	442,178
Total change in fair value of Class B Units	$—	$551,544
To derive the fair value of the Class B Units, we estimated the fair value of Class B Units using a valuation technique. For more information regarding the valuation of the Class B Units, see Note 10 – Stock-Based Compensation.
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

7.    Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $540 and $37 for the three months ended March 31, 2022 and 2021, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $2 and $0 for the three months ended March 31, 2022 and 2021, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	March 31, 2022	December 31, 2021
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,437	1,423
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,278	1,278
		3,675	3,661
Less: Accumulated depreciation and amortization		(2,576)	(2,473)
Total property and equipment, net		$1,099	$1,188
Depreciation and amortization expense for property and equipment was $103 and $110 for the three months ended March 31, 2022 and 2021, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	March 31, 2022	December 31, 2021
Commission and variable compensation	$16,277	$22,155
Payroll and benefits	3,937	5,164
Other accrued expenses	20,823	19,134
Total accrued expenses	$41,037	$46,453

8.    Derivative Financial Instruments
Prior to the closing of the Transactions, as part of our compensation and employee retention strategy, we entered into contracts with key employees and independent contractors which contain embedded derivatives. These contracts are intended to compensate the employees or independent contractors for services provided and retain their future services. These embedded derivative instruments are issued in the form of phantom interests in Net Income, as defined by our board of directors, that grant the holder value equal to a percentage of Net Income multiplied by a price multiple, or contain an option that granted appreciation rights upon exercise, and which become exercisable

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
upon occurrence of an initial public offering. All derivative instruments are recorded at fair value as derivative liabilities on our condensed consolidated balance sheets.
As of March 31, 2022, there are both Private Placement Warrants and Public Warrants outstanding; each of which is exercisable for one share of Class A common stock of MarketWise, Inc. Additionally, there are embedded derivative instruments outstanding. The following table presents information on the location and amounts of derivative instruments gains and losses:

		Three Months Ended March 31,
		2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement
Warrants	Other income, net	$6,717	$—
Phantom Interests in Net Income	Other income, net	—	(394)
Phantom Interests in Net Income	General and administrative expenses	414	—
Total		$7,131	$(394)
See Note 6 – Fair Value Measurements for more information regarding the valuation of our derivative instruments.

9.    Debt
On October 29, 2021, MarketWise, LLC, entered into a loan and security agreement (the “Loan and Security Agreement”) providing for up to $150 million of commitments under a revolving credit facility (the “Credit Facility”), including a $5 million letter of credit sublimit, and allows for revolving commitments under the Credit Facility to be increased or new term commitments to be established by up to $65 million. The existing lenders under the Credit Facility are entitled, but not obligated, to provide such incremental commitments. The Credit Facility has a term of three years, maturing on October 29, 2024.
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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of March 31, 2022, there were no outstanding advances under the Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of March 31, 2022, we were in compliance with these covenants.

10.    Stock-Based Compensation
During three months ended March 31, 2022 we recorded stock-based compensation related to our 2021 Incentive Award Plan and our ESPP, and during the three months ended March 31, 2021, we recorded stock-based compensation related to our Class B Units. As more fully described in Note 1, we completed our Transactions in July 2021, and all Class B Units fully vested as of the transaction date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call options that existed under the previous operating agreement,

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
and the Common Units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense.
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$532	$114,348
Sales and marketing	565	14,070
General and administrative	1,491	472,657
Total stock based-compensation expense	$2,588	$601,075
Total stock-based compensation expense for the three months ended March 31, 2022 includes expenses related to our 2021 Incentive Award Plan and our ESPP, while the total stock-based compensation expense for the three months ended March 31, 2021 includes the vesting of Class B units, the change in fair value of Class B liability awards and profits distributions to Class B unitholders as follows:

	Three Months Ended March 31,
	2022	2021
2021 Incentive Award Plan	$2,430	$—
Employee Stock Purchase Plan	158	—
Vested Class B units and change in fair value of Class B liability awards	—	595,424
Profits distributions to Class B unitholders	—	5,651
Total stock-based compensation expense	$2,588	$601,075
2021 Incentive Award Plan
On September 27, 2021, we granted certain employees restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) under our 2021 Incentive Award Plan.
Both RSUs and SARs are time based and vest ratably over four years, as specified in the individual grant notices. The RSUs granted in September 2021 entitle the recipients to dividend equivalents which are subject to the same vesting terms and accumulate during the vesting period. Upon vesting, the RSU holder will be issued the Company’s Class A Common Stock. The SARs will be settled in the Company’s Class A Common Stock upon exercise. The shares to be issued upon exercise will have a total market value equal to the SAR value calculated as (x) number of shares underlying SAR, multiplied by (y) any excess of the Company’s share value on the date of exercise over the exercise price set in each individual grant notice.
The fair value of the RSU is the same as the Company’s share price on the date of grant. The fair value of the SARs was determined using a Black-Scholes model.
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes are summarized as follows, including granted, exercised and forfeited from January 1, 2022 to March 31, 2022.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	2,334,490	$8.30	1,935,131	$4.05
Granted	—	—	—	—
Exercised or vested	—	—	—	—
Forfeited	(4,625)	8.30	(4,723)	4.05
Expired	—	—	—	—
Outstanding at March 31, 2022	2,329,865	$8.30	1,930,408	$4.05
The stock compensation expense related to the RSU and SAR grants was $2,430 for the three months ended March 31, 2022. As of March 31, 2022, none of the SARs were exercisable and they have a remaining contractual term of 9.5 years.
Employee Stock Purchase Plan
As a result of the Transactions, the Company adopted the ESPP. Under the ESPP, the Company authorizes the grant of the right to purchase shares of Class A Common Stock by employees who qualify under the ESPP. The Company has reserved for issuance a total of 6,409,000 shares of Class A Common Stock. The ESPP became effective on January 1, 2022 and the initial offering period began on January 1, 2022 and ends on June 30, 2022.
The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of the Company’s Class A Common Stock on specified dates during such offerings. Under the ESPP, the Company has determined the offering period to occur in six month intervals, with the purchase date occurring at the end of the offering period. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A Common Stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A Common Stock on the purchase date, as defined in the ESPP. The fair value of the ESPP is determined using the Monte Carlo model as of the beginning of each offering period and is expensed ratably over the six month offering period.
The Company recognized $158 of stock-based compensation expense related to the ESPP during the three months ended March 31, 2022. As of March 31, 2022, $314 has been withheld on behalf of employees for the June 30, 2022 purchase date.
Class B Units
We recognized stock-based compensation expenses of $601,075 for the three months ended March 31, 2021. These amounts include profits distributions to Class B unitholders of $5,651. The amount of stock-based compensation expense related to the Class B Units included in each of the line items in the accompanying condensed consolidated statement of operations is as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$—	$114,348
Sales and marketing	—	14,070
General and administrative	—	472,657
Total stock based-compensation expense	$—	$601,075
The weighted-average grant-date fair value of Class B Units granted was $2,195.16 per unit during the three months ended March 31, 2021.
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
For the three months ended March 31, 2021, the fair value of the Class B Units was estimated using a probability-weighted expected return method. This method considered two scenarios: one based on a market approach according to a proposed acquisition of the Company and allocated through a liquidation waterfall, and the other based on the Company continuing as a private entity according to a discounted cash flow analysis, and allocated using an option pricing model. The results of these two methods were weighted to derive the fair value of the Class B Units as of March 31, 2021.
The discounted cash flow method estimates the equity value of the Company by projecting the Company’s net cash flows into the future and discounting these net cash flows to present value by applying a discount rate. Key inputs for this valuation include the Company’s projected cash flows and discount rate. Changes to these inputs could have a material impact on the accompanying condensed consolidated financial statements.
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
See also Note 2 – Summary of Significant Accounting Policies – Stock Based Compensation.

11.    Earnings Per Share
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
Weighted average shares outstanding in the table below have not been retroactively restated to give effect to the reverse recapitalization for periods prior to the date of the Transactions. See Note 1 – Organization – Description of

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Organization and Reverse Recapitalization with Ascendant Digital Acquisition Corp. for more information regarding the Transactions.
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022:

Numerator:
Net income for the three months ended March 31, 2022	$23,023
Less: Net income attributable to noncontrolling interests for the three months ended March 31, 2022	17,198
Net income for the three months ended March 31, 2022 attributable to common shareholders – basic and diluted	$5,825

Denominator:
Weighted average shares outstanding – basic and diluted (in thousands)	$23,851

Net income per share attributable to common shares – basic and diluted	$0.24
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Public and Private Placement Warrants: the public and Private Placement Warrants are "out of the money" for the three months ended March 31, 2022, therefore, net income per share excludes any impact of the 20,699,993 public warrants and 10,280,000 Private Placement Warrants.
▪Sponsor and MarketWise Management Member Earnout shares: the 3,051,000 Sponsor Earn Out shares held in escrow are excluded from the earnings per share computation since the earnout contingency has not been met. The 2,000,000 MarketWise Management Member Earn Out shares (as defined and discussed in the Original Report) held in escrow are excluded from the earnings per share computation since the earnout contingency has not been met.
▪Restricted stock units: The basic earnings per share calculation excludes the impact of RSUs since no units were vested as of March 31, 2022. The diluted earnings per share calculation excludes the impact of RSUs since the effect was antidilutive.
▪Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The diluted earnings per share calculation excludes the impact of the ESPP since the effect was antidilutive.

12.    Income Taxes
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
The effective income tax rate for the three months ended March 31, 2022 was 6.20%. We did not record any income taxes for the three months ended March 31, 2021 as we were a pass-through entity for tax purposes prior to the closing of the transaction on July 21, 2021. Our effective tax rate in 2022 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the non-controlling portion of pre-tax income.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As a result of the reverse capitalization in 2021, we recorded a deferred tax asset resulting from the outside basis difference in our interest in MarketWise, LLC. The company considers both positive and negative evidence when measuring the need for a valuation allowance. A valuation allowance is not required to the extent that, in management’s judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not (a likelihood of more than 50%) that the Company’s deferred tax assets will be realized.
In evaluating the need for a valuation allowance on the deferred tax asset, the company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance in the amount of $28,981 for certain deferred tax assets that are not more likely than not to be realized.
As part of the Transactions, we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of MarketWise, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. There was no exchange of MarketWise, LLC units as part of the Transactions and there has been no exchange since the closing; therefore, we have not recorded a liability under the TRAs as of March 31, 2022.
As of March 31, 2022, we had no unrecognized tax positions and believe there will be no changes to uncertain tax positions within the next 12 months.

13.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $178 and $373 for the three months ended March 31, 2022 and 2021, respectively.
We also incurred revenue share expenses paid to related parties of $923 and $5,997 which were capitalized as contract origination costs for the three months ended March 31, 2022 and 2021, respectively.
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $329 and $234 for the three months ended March 31, 2022 and 2021, respectively.
We recorded fees paid to members of our Board of Directors of $76 during the three months ended March 31, 2022 within related party expense in the accompanying condensed consolidated statement of operations.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise. We recorded $21 and $20 for the three months ended March 31, 2022 and 2021, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $475 and $1,037 as of March 31, 2022 and December 31, 2021 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with our related party are presented net and are included in related party payables, net in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B unitholders. As a result, we recognized $167 and $75 in other income, net for the three months ended March 31, 2022 and 2021, respectively. Related party receivables related to these services were $167 and $358 as of March 31, 2022 and December 31, 2021, respectively.
We lease offices from related parties. Lease payments made to related parties were $391 and $383 for the three months ended March 31, 2022 and 2021, respectively, and rent expense of $553 and $556 were recognized in general and administrative expenses for the three months ended March 31, 2022 and 2021, related to leases with related parties. At March 31, 2022 and December 31, 2021, ROU assets of $9,919 and $10,323 and lease liabilities of $7,359 and $7,545 are associated with leases with related parties.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
In April 2020 we provided a loan to a Class A unitholder and recognized a related party note receivable from the unitholder of $1,148. We recognized $4 and $2 in interest income for the three months ended March 31, 2022 and 2021, respectively. The related party note receivable balance was $1,163 and $1,158 as of March 31, 2022 and December 31, 2021, respectively. The interest rate on the loan is variable and was 1.72% as of March 31, 2022. The loan is due in April 2025, but is required to be repaid within 30 days after we complete an initial public offering, including expiration of any related lockup conditions, which is expected to be met in 2022.

14.    Variable Interest Entities
We consolidated a VIE based on our ability to exercise power and being the primary beneficiary of the entity including directing the operations and marketing campaigns and sharing customer lists and publications, as of March 31, 2022 and December 31, 2021. There have been no reconsideration events during these periods. The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to MarketWise for the consolidated VIE’s liabilities. The following represents financial information for the consolidated VIE included in the condensed consolidated balance sheets:

	As of
	March 31, 2022	December 31, 2021
Current assets	$3,876	$3,901
Noncurrent assets	2	2
Total assets	$3,878	$3,903

Current liabilities	$186	$274
Total liabilities	$186	$274
15.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$(152)	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(456)	(443)
Operating lease right-of-use assets obtained in exchange for lease obligations	(179)	—
Operating lease right-of-use assets obtained in exchange for lease obligations from acquisitions	—	(398)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	202	—

	As of March 31,
	2022	2021
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$125,737	$184,712
Restricted cash	500	500
Total	$126,237	$185,212
16.    Shareholders' Equity

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The Company’s capital stock consists of (i) issued and outstanding Class A Common Stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B Common Stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity as of March 31, 2022. The 3,051,000 Sponsor Earn Out shares held in escrow and the 2,000,000 Management Earn Out shares are considered contingently issuable shares and therefore excluded from the number of Class A Common Stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Common Stock - Class A	950,000,000	22,574,956	22,574,956
Common Stock - Class B	300,000,000	291,092,303	291,092,303
Preferred Stock	100,000,000	—	—
Total	1,350,000,000	313,667,259	313,667,259
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
On November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. During the three months ended March 31, 2022, we repurchased 2,143,446 shares totaling $11,491 in the aggregate, including fees and commissions of $22.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.

17.    Subsequent Events
Subsequent events have been evaluated through May 9, 2022, which is the date that the financial statements were issued.
Subsequent to March 31, 2022, we repurchased 341,271 shares totaling $1,563 in the aggregate, including fees and commissions of $3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “we,” “us,” and “our”), should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”). The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report.
Overview
We are a leading multi-brand platform of subscription businesses that provides premium financial research, software, education, and tools for self-directed investors. We offer a comprehensive portfolio of high-quality, independent investment research, as well as several software and analytical tools, on a subscription basis.
MarketWise started in 1999 with the simple idea that, if we could publish intelligent, independent, insightful, and in-depth investment research and treat the subscriber the way we would want to be treated, then subscribers would renew their subscriptions and stay with us. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research companies such as Stansberry Research, Palm Beach Research Group, Casey Research, InvestorPlace, and Empire Financial Research. Our entire investment research product portfolio is 100% digital and channel agnostic, and we offer all of our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
Today, we benefit from the confluence of a leading editorial team, diverse portfolio of content and brands, and comprehensive suite of investor-centric tools that appeal to a broad subscriber base.
First Quarter 2022 Highlights
The following table presents net cash provided by operating activities, and the related margin as a percentage of net revenue, and Adjusted CFFO, a non-GAAP measure, and the related margin as a percentage of Billings, for each of the periods presented. For more information on Adjusted CFFO and Adjusted CFFO Margin, see “— Non-GAAP Financial Measures.”

(In thousands)	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$1,068	92,304
Total net revenue	136,798	119,714
Net cash provided by operating activities margin	0.8%	77.1%

Adjusted CFFO	$1,068	$97,955
Billings	135,995	255,303
Adjusted CFFO Margin	0.8%	38.4%
Cash flow from operations decreased by $91.2 million, or 98.8%, from $92.3 million for the three months ended March 31, 2021 to $1.1 million for the three months ended March 31, 2022, primarily due to net income of $23.0 million adjusted for net non-cash factors which reduced cash by $1.7 million, and net changes in our operating assets and liabilities which reduced cash by $20.3 million, largely due to timing differences in the net receipt of cash.

Adjusted CFFO decreased by $96.9 million, or 98.9%, from $98.0 million for the three months ended March 31, 2021 to $1.1 million for the three months ended March 31, 2022, primarily driven by a decrease of $119.3 million in Billings at an Adjusted CFFO Margin of 0.8%. Additionally, while per unit subscriber acquisition costs remained high in first quarter 2022, we didn’t decrease marketing expenditures as much as we might have otherwise, as our marketers continued to test investment themes amidst a volatile and changing market. Adjusted CFFO this quarter was further impacted by the adjustment for non-cash factors which reduced cash by $1.7 million and net changes in working capital, excluding changes in deferred revenue and changes in deferred contract acquisition costs, which reduced cash by $18.1 million, largely due to lower variable compensation accruals and a significant increase in accounts receivable this quarter. The difference between Adjusted CFFO and CFFO in first quarter 2021 is primarily stock-based compensation associated with $5.7 million of profits distributions to the original Class B unitholders. For further information on stock-based compensation, see Note 10 – Stock-Based Compensation to our condensed consolidated financial statements.
Net revenue increased by $17.1 million, or 14.3%, from $119.7 million for the three months ended March 31, 2021 to $136.8 million for the three months ended March 31, 2022. The increase in net revenue was primarily driven by a $11.3 million increase in lifetime subscription revenue and a $7.2 million increase in term subscription revenue, partially offset by a $1.4 million decrease in non-subscription revenue.
Billings decreased by $119.3 million, or 46.7%, from $255.3 million for the three months ended March 31, 2021 to $136.0 million for the three months ended March 31, 2022. We believe the decrease is due in large part to reduced engagement of subscribers and potential subscribers, as the economy reopened in mid-2021 and continued through first quarter 2022 as additional external economic and geopolitical factors weighed on subscribers’ and potential subscribers’ mindset, which we believe contributed to them delaying their purchases.
The Transactions
The Transactions were consummated on July 21, 2021. The Transactions were accounted for akin to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. The Transactions had several significant impacts on our reported financial position and results, as a consequence of reverse capitalization treatment.
These impacts include the net cash proceeds from the Transactions of $113.6 million. This cash amount includes: (a) the reclassification of ADAC’s Trust Account of $414.6 million to cash and cash equivalents that became available at the time of the Transactions; (b) proceeds of $150.0 million from the issuance and sale of MarketWise Class A common stock in the PIPE investment; (c) payment of $48.8 million in non-recurring transaction costs; (d) settlement of $14.5 million in deferred underwriters’ discount; and (e) the payment of $387.7 million to redeeming shareholders of ADAC. See also Note 1, Organization — Reverse Recapitalization with Ascendant Digital Acquisition Corp., to our audited consolidated financial statements for the year ended December 31, 2021 in our Annual Report.
Key Factors Affecting Our Performance
We believe that our growth and future success are dependent upon several factors, including those below and those noted in the “Risk Factors” section in the Annual Report. The key factors below represent significant business opportunities as well as challenges that we must successfully address in order to continue our growth and improve our financial results.
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
Our Paid Subscribers as of December 31, 2021 generated average customer lifetime Billings of approximately $2,600, resulting in a LTV/CAC (as defined below) ratio of approximately 4x. On average, it takes us approximately 0.6 to 0.9 years for a Paid Subscriber’s cumulative net revenue to exceed the total cost of acquiring that subscriber (which includes fixed costs, such as marketing salaries). For more information on our LTV/CAC ratio and the components of this ratio, see “—Definitions of Metrics.”
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription. We typically seek a 90-day payback period to cover this variable component of the direct marketing spend, although elevated subscriber acquisition costs, driven by a significant increase in digital advertising costs due to expansion in travel and leisure advertising, as well as somewhat reduced consumer engagement, recently have been pushing our payback period beyond 90 days.
As of March 31, 2022, our paid subscriber base was 909 thousand, down 93 thousand, or 9.3% as compared to 1 million at March 31, 2021. Our base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2019, direct-to-paid acquisition has accounted for approximately two-thirds of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately one-third of our annual Paid Subscriber acquisition since 2019. Our free-to-paid conversion rate reflects the rate at which Free Subscribers purchase paid subscription products. Our annual free-to-paid conversion rate was approximately 1% to 2% between 2019 and 2021. Over that same three year period, our cumulative free-to-paid conversion rate was 5%.
We have invested, and expect to continue to invest, heavily in sales and marketing efforts to drive customer acquisition.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of March 31, 2022 was $636, which decreased 22.9% from $825 as of March 31, 2021. Our ARPU increased at a CAGR of 11% over the three-year period ended March 31, 2022, growing from $461 as of March 31, 2019 to $636 as of March 31, 2022. For more information on ARPU, see “Key Business Metrics—Average Revenue Per User.”
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and lifetime “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our cumulative high-value conversion rate reflects the rate at which Paid Subscribers that have purchased less than $600 of our products over their lifetime convert into subscribers that have purchased more than $600. We believe our cumulative high-value conversion rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our cumulative ultra high-value conversion rate reflects the rate at which high value Paid Subscribers that have purchased more than $600 of our products over their lifetime convert into subscribers that have purchased more than $5,000. We believe our ultra high-value conversion rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of March 31, 2022, our cumulative high-value conversion rate and cumulative ultra high-value conversion rate were 41% and 36%, respectively.

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
LTV/CAC ratio: We calculate LTV/CAC ratio as LTV divided by CAC (each, as defined below). We use LTV/CAC ratio because it is a standard metric for subscription-based businesses, and we believe that an LTV/CAC ratio above 3x is considered to be indicative of strong profitability and marketing efficiency. We believe that an increasing LTV per subscriber reflects our existing subscribers recognizing our value proposition, which will expand their relationship with us across our platform over time, either through a combination of additional product purchases or by joining our lifetime offerings. Investors should consider this metric when evaluating our ability to achieve a return on our marketing investment. Lifetime value (“LTV”) represents the average margin on average customer lifetime Billings (that is, the estimated cumulative spend across a customer’s lifetime). Customer acquisition cost (“CAC”) is defined as direct marketing spend, plus external revenue share expense, plus retention and renewal expenses, plus copywriting and marketing salaries, plus telesales salaries and commissions, plus customer service commissions.
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

	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended December 31, 2021
	2022	2021
Free Subscribers	14,521,004	10,870,171	13,699,910
Paid Subscribers	908,718	1,001,432	971,534
ARPU	$636	$825	$742
Billings (in thousands)	$135,995	$255,303	$151,397
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
Free Subscribers increased by 3.7 million, or 33.6%, to 14.5 million at March 31, 2022 as compared to 10.9 million at March 31, 2021, as our significant lead-generation efforts that began in earnest during late 2018 and intensified during 2019 and 2020 with the expansion across multiple brands, continued during 2021 and through first quarter 2022.
Free Subscribers increased by 0.8 million, or 6.0%, to 14.5 million as of March 31, 2022 as compared to 13.7 million as of December 31, 2021. This growth was driven by our continued lead generation efforts and the expansion of our product set.
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
Total Paid Subscribers decreased by 93 thousand, or 9.3%, to 909 thousand as of March 31, 2022 as compared to 1.0 million at March 31, 2021, driven by a combination of decreased overall consumer engagement as the economy reopened in mid-2021, an outsized new subscriber cohort from first quarter 2021 yielding additional churned subscribers, in addition to the overall challenging economic environment within first quarter 2022.
Total Paid Subscribers decreased by 63 thousand, or 6.5%, to 909 thousand as of March 31, 2022 as compared to 972 thousand as of December 31, 2021. We experienced a period of uncertainty with external factors such as post-COVID travel and engagement dynamics, 40-year high inflation, volatility across asset classes, federal reserve tightening, and the war in Ukraine, which we believe contributed to subscribers and potential subscribers delaying their purchases, and has slowed subscriber acquisition this quarter. In addition, the outsized acquisition of new subscribers in first quarter 2021 led to increased churn count in first quarter 2022. While the percentage churn rate of this outsized cohort was in line historically, we estimate the absolute size of this cohort generated an additional 60 thousand churned subscribers in first quarter 2022. Excluding this additional 60 thousand churned subscribers, our overall churn was in line with prior quarters.
Subscriber count churn has ranged from approximately 1.8% to 2.3% per month between 2019 and 2021. Given the rapid growth in subscribers in first quarter 2021, and the outsized impact contributing an estimated 60 thousand churned subscribers in first quarter 2022, subscriber count churn was above this range for first quarter

2022. It is not unusual to see an increase in churn as some of the less engaged, new Paid Subscribers churn off. Consistent with this, almost all of the subscribers who churned in first quarter 2022 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 90% from 2019 to 2021, is a more meaningful gauge of subscriber satisfaction.
Average Revenue Per User. We calculate ARPU as the trailing four quarters of net Billings divided by the average number of quarterly total Paid Subscribers over that period. We believe ARPU is a key indicator of how successful we are in attracting subscribers to higher-value content. We believe that our high ARPU is indicative of the trust we build with our subscribers and of the value they see in our products and services.
ARPU decreased by $189, or 22.9%, to $636 as of March 31, 2022 as compared to $825 as of March 31, 2021. The year-over-year decrease was driven by a 15% increase in trailing four quarter Paid Subscribers, as well as the 11% decrease in trailing four quarter Billings. The increase in trailing four quarter Paid Subscribers is still significantly impacted by the rapid increase in our subscriber base in the first half of 2021. The decrease in trailing four quarter Billings is due in part to first quarter 2021 Billings - our largest quarter ever - falling out of the trailing twelve month calculation. Most of our new subscribers join us on entry level publications, which are generally at lower price points, and thus are initially dilutive to ARPU. We have shown that over time, subscribers have continued to invest in our platform, which have tended to drive increases in ARPU. As of March 31, 2022, we have 9% and 21% more high value and ultra-high value subscribers than we did a year ago.
ARPU decreased by $106, or 14.3%, to $636 as of March 31, 2022 as compared to $742 as of December 31, 2021. The sequential decrease was driven by a 16% decrease in trailing four-quarter Billings, while trailing four-quarter average Paid Subscribers only decreased 2%. The decrease in trailing four-quarter Billings is due in part to the first quarter 2021 Billings - our largest quarter ever - falling out of the trailing twelve month calculation. The decrease in trailing four-quarter Paid Subscribers is a function of decreasing new subscriber acquisition following our largest new acquisition quarter ever in first quarter 2021, which has now fallen out of the trailing twelve month calculation, as well as the outsized impact of the first quarter 2021 cohort churn contributing an estimated 60 thousand churned subscribers in first quarter 2022.
While they have declined somewhat recently, our ARPUs remain high, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and lifetime subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 0.9 years for December 31, 2021, and was 0.6 and 0.8 years for December 31, 2020 and December 31, 2019, respectively. We have experienced a stable payback period in the range of 0.6 to 0.9 years reliably over the past three years, despite the increases in customer acquisition costs that the digital subscription industry has experienced in recent years. The payback period reached the low side of the historical range in 2020 as a result of expanded conversion rates and, to a far lesser degree, decreasing costs for media spend as demand dropped as a result of the pandemic. We have seen the costs for media spend revert back to higher rates in 2021 and these have continued through first quarter of 2022.
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

Billings decreased by $119.3 million, or 46.7%, to $136.0 million for the first quarter 2022 as compared to $255.3 million for first quarter 2021. While first quarter 2022 Billings decreased from prior year, given that first quarter 2021 was a record quarter across all metrics, including Paid Subscriber growth, consumer engagement, and conversion rates, we did not expect to show year-over-year growth. We believe the decrease is due in large part to post-COVID reduced engagement of subscribers and potential subscribers. This began in the second half of 2021 as consumers prioritized travel and leisure in lieu of spending time focusing on their investments. First quarter 2022 brought additional challenges with uncertainty stemming from external factors such as 40-year high inflation, volatility across asset classes, federal reserve tightening, and the war in Ukraine, which we believe contributed to subscribers and potential subscribers delaying their purchases.
Approximately 37% of our Billings in first quarter 2022 came from lifetime subscriptions, 62% from term subscriptions, and 1% from other Billings, as compared to 45% from lifetime subscriptions, 54% from term subscriptions, and 1% from other Billings first quarter 2021.
Billings decreased by $15.4 million, or 10%, to $136.0 million for first quarter 2022 as compared to $151.4 million for fourth quarter 2021. While Billings decreased from fourth quarter 2021, overall consumer engagement was essentially flat. We believe the decrease in Billings was primarily driven by subscriber uncertainty stemming from the external factors listed above, which we believe contributed to subscribers and potential subscribers delaying their purchases.

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
Net revenue earned in 2019 through 2021 was almost 100% organic. Net revenue from acquisitions was approximately 1% of net revenue earned in 2019 through 2021, and the remainder was attributable to brands developed internally since 2019 and businesses acquired or developed prior to 2019. In the future, we expect to continue to grow revenue organically, as well as through acquisitions, joint ventures, and other strategic transactions.
Employee Compensation Costs
Employee compensation costs, or payroll and payroll-related costs, include salaries, bonuses, benefits, and stock-based compensation for employees classified within cost of revenue, sales and marketing, and general and administrative, and also includes sales commissions for sales and marketing employees.

During the three months ended March 31, 2022 we recorded stock-based compensation related to our 2021 Incentive Award Plan and our ESPP, and during the three months ended March 31, 2021, we recorded stock-based compensation related to our Class B Units.
We recognized stock-based compensation expenses related to our 2021 Incentive Award Plan and our ESPP of $2.6 million during the three months ended March 31, 2022.
Stock-based compensation expense during 2021 is primarily related to the Class B Units. Prior to the Transactions, the Class B Units were classified as liabilities as opposed to equity and remeasured to fair value at the end of each reporting period, with the change in value being charged to stock-based compensation expense. Because the Class B Units were classified as liabilities on our consolidated balance sheet prior to the Transactions, all profits distributions made to the holders of the Class B Units were considered to be stock-based compensation expenses. We recognized stock-based compensation expenses related to the Class B Units of $601.1 million for the three months ended March 31, 2021.
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
Total stock-based compensation expenses include profits distributions to holders of Class B Units of $5.7 million for the three months ended March 31, 2021.
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
The total amount of stock-based compensation expense included within each of the respective line items in the condensed consolidated statement of operations is as follows:

(In thousands)	Three Months Ended March 31,
	2022	2021
Cost of revenue	$532	$114,348
Sales and marketing	565	14,070
General and administrative	1,491	472,657
Total stock based-compensation expense	$2,588	$601,075
Cost of Revenue
Cost of revenue consists primarily of payroll and payroll-related costs associated with producing and publishing MarketWise’s content, hosting fees, customer service, credit card processing fees, product costs, and allocated overhead. Cost of revenue is exclusive of depreciation and amortization, which is shown as a separate line item.
Within cost of revenue are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $0.5 million for the three months ended March 31, 2022. Cost of revenue also includes stock-based compensation expenses related to the Class B Units of $114.3 million for the three months ended March 31, 2021, which includes profits distributions to holders of Class B Units of $1.1 million.
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
Within sales and marketing expenses are stock-based compensation expenses related to the 2021 Incentive Award Plan and ESPP of $0.6 million for the three months ended March 31, 2022. Sales and marketing expenses also include stock-based compensation expenses related to the Class B Units of $14.1 million for the three months ended March 31, 2021, which includes profits distributions to holders of Class B Units of $0.3 million.
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
Within general and administrative expenses are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $1.5 million for the three months ended March 31, 2022. General and administrative expenses also include stock-based compensation expenses related to the Class B Units of $472.7 million for the three months ended March 31, 2021, which includes profits distributions to holders of Class B Units of $4.3 million.
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
Related Party Expense
Related party expenses primarily consist of expenses for certain corporate functions performed by a related party for certain historic periods, as well as board of director compensation and revenue share expenses. We have built our own corporate infrastructure and do not expect non-revenue share expenses from this related party in the future.
Other Income (Expense), Net
Other income, net primarily consists of the net gains on our embedded derivative instruments and on sales of cryptocurrencies.
Interest (Expense) Income, Net
Interest (expense) income, net primarily consists of interest income from our money market accounts, as well as interest expense on outstanding borrowings under the 2021 Credit Facility. See “—Liquidity and Capital Resources—Credit Facilities.”
Net Income (Loss) Attributable to Noncontrolling Interests
The Transactions occurred on July 21, 2021. As a result, net income (loss) for the year ended December 31, 2021 was attributed to the pre-Transactions period from January 1, 2021 through July 21, 2021 and to the post-Transactions period from July 22, 2021 through December 31, 2021.
•Net income for the three months ended March 31, 2022 was fully in the post-Transactions period and therefore attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. As of March 31, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.2% and the noncontrolling interest was 92.8%. Net income attributable to controlling interests included a $6.7 million gain on warrant liabilities and a $1.5 million tax provision, both of which are 100% attributable to the controlling interest.
•Net loss for three months ended March 31, 2021 was fully in the pre-Transactions period and therefore attributable to consolidated MarketWise, LLC and its respective noncontrolling interests.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,
	2022	2021
Net revenue	$136,620	$119,341
Related party revenue	178	373
Total net revenue	136,798	119,714
Operating expenses:
Cost of revenue(1)(2)	17,617	132,812
Sales and marketing(1)(2)	68,237	91,785
General and administrative(1)(2)	30,545	507,429
Research and development(1)(2)	2,278	1,778
Depreciation and amortization	604	751
Related party expense	97	20
Total operating expenses	119,378	734,575
Income (loss) from operations	17,420	(614,861)
Other income (expense), net	7,296	(227)
Interest (expense) income, net	(171)	5
Income (loss) before income taxes	24,545	(615,083)
Income tax expense	1,522	—
Net income (loss)	23,023	(615,083)
Net income (loss) attributable to noncontrolling interests	17,198	(630)
Net income (loss) attributable to MarketWise, Inc.	$5,825	$(614,453)
__________________
(1)Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

(In thousands)	Three Months Ended March 31,
	2022	2021
Cost of revenue	$532	$114,348
Sales and marketing	565	14,070
General and administrative	1,491	472,657
Total stock-based compensation expense	$2,588	$601,075
(2)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net revenue	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	12.9%	110.9%
Sales and marketing(1)	49.9%	76.7%
General and administrative(1)	22.3%	423.9%
Research and development(1)	1.7%	1.5%
Depreciation and amortization	0.4%	0.6%
Related party expense	0.1%	—%
Total operating expenses	87.3%	613.6%
Income (loss) from operations	12.7%	(513.6)%
Other income (expense), net	5.3%	(0.2)%
Interest (expense) income, net	(0.1)%	0.0%
Income (loss) before income taxes	17.9%	(513.8)%
Income tax expense	1.1%	—%
Net income (loss)	16.8%	(513.8)%
Net income (loss) attributable to noncontrolling interests	12.6%	(0.5)%
Net income (loss) attributable to MarketWise, Inc.	4.3%	(513.3)%

__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021
Net Revenue

(In thousands)	Three Months Ended March 31,		$ Change	% Change
	2022	2021
Net revenue	$136,798	$119,714	$17,084	14.3%
Net revenue increased by $17.1 million, or 14.3%, from $119.7 million for the three months ended March 31, 2021 to $136.8 million for the three months ended March 31, 2022. The increase in net revenue was primarily driven by a $11.3 million increase in lifetime subscription revenue and a $7.2 million increase in term subscription revenue, partially offset by a $1.4 million decrease in non-subscription revenue.
Both term and lifetime subscription revenue in first quarter 2022 benefited from the recognition of the deferred revenue we recorded in prior years. Lifetime subscription revenue, which is initially deferred and recognized over a five-year period, increased as a result of higher volume of lifetime subscriptions in current and prior years, which continued to benefit us in first quarter 2022.

Operating Expenses

(In thousands)	Three Months Ended March 31,		$ Change	% Change
	2022	2021
Operating expenses:
Cost of revenue	$17,617	$132,812	$(115,195)	(86.7)%
Sales and marketing	68,237	91,785	(23,548)	(25.7)%
General and administrative	30,545	507,429	(476,884)	(94.0)%
Research and development	2,278	1,778	500	28.1%
Depreciation and amortization	604	751	(147)	(19.6)%
Related party expenses	97	20	77	385.0%
Total operating expenses	$119,378	$734,575	$(615,197)	(83.7)%
Cost of Revenue
Cost of revenue decreased by $115.2 million, or 86.7%, from $132.8 million for the three months ended March 31, 2021 to $17.6 million for the three months ended March 31, 2022, primarily driven by a decrease of $114.3 million in stock-based compensation expense related to holders of Class B Units. This was partially offset by a $1.8 million increase in salaries, taxes and benefits due to a higher headcount.
Approximately $1.1 million of the decrease in Class B stock-based compensation expense was due to higher distributions, and $113.3 million of the decrease was related to the change in fair value of the Class B units, both of which were related to the Transactions.
Sales and Marketing
Sales and marketing expense decreased by $23.5 million, or 25.7%, from $91.8 million for the three months ended March 31, 2021 to $68.2 million for the three months ended March 31, 2022, primarily driven by a $20.7 million decrease in marketing expense as we have reduced our marketing spend due to higher per unit subscriber acquisition costs resulting from higher post-COVID increases in demand for display advertising, and a $14.1 million decrease in Class B stock-based compensation expense. This was partially offset by an $8.2 million increase in deferred contract acquisition costs, and a $2.2 million increase in payroll and payroll-related costs due to higher headcount.
Approximately $0.3 million of the decrease in Class B stock-based compensation expense was due to higher distributions, and $13.8 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
General and Administrative
General and administrative expense decreased by $476.9 million, or 94.0%, from $507.4 million for the three months ended March 31, 2021 to $30.5 million for the three months ended March 31, 2022, primarily driven by a $472.7 million decrease in Class B stock-based compensation expense, and a $7.3 million decrease in incentive compensation and profits interest expenses. This was partially offset by a $2.1 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP, and a $1.5 million increase in payroll and payroll related costs due to higher headcount.
Approximately $4.3 million of the decrease in Class B stock-based compensation expense was due to higher distributions, and $468.4 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.

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

(In thousands)	Three Months Ended March 31,
	2022	2021
Adjusted CFFO	$1,068	$97,955
Adjusted CFFO Margin	0.8%	38.4%
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

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$1,068	$92,304
Profits distributions to Class B unitholders included in stock-based compensation expense	—	5,651
Adjusted CFFO	$1,068	$97,955
The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$1,068	92,304
Total net revenue	136,798	119,714
Net cash provided by operating activities margin	0.8%	77.1%

Adjusted CFFO	$1,068	$97,955
Billings	135,995	255,303
Adjusted CFFO Margin	0.8%	38.4%
Adjusted CFFO decreased by $96.9 million, or 98.9%, from $98.0 million for the three months ended March 31, 2021 to $1.1 million for the three months ended March 31, 2022, primarily driven by a decrease of $119.3 million in Billings at an Adjusted CFFO Margin of 0.8%. Additionally, while per unit subscriber acquisition costs remained high in first quarter 2022, we did not decrease marketing expenditures as much as we might have otherwise, as our marketers continued to test investment themes amidst a volatile and changing market. Adjusted CFFO this quarter was further impacted by the adjustment for non-cash factors which reduced cash by $1.7 million and net changes in working capital, excluding changes in deferred revenue and changes in deferred contract acquisition costs, which reduced cash by $18.1 million, largely due to timing differences in the net receipt of cash.
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
While it is not possible at this time to estimate the impact, if any, that COVID-19 will have on our business longer term, the continued spread of COVID-19 and the measures taken by governments, businesses, and other organizations in response to COVID-19 could adversely impact our business, financial condition, and our results of operations. For more information, see the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections in our Annual Report.

Liquidity and Capital Resources
General
As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $126.2 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. Restricted cash is comprised of reserves held with credit card processors for chargebacks and refunds. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. Our 2021 Credit Facility (as defined and further discussed below) can be used to finance permitted acquisitions, for working capital and general corporate purposes. We expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
A substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheets. Deferred revenue consists of the unearned portion of customer Billings, which is recognized as net revenue in accordance with our revenue recognition policy. As of March 31, 2022, we had deferred revenue of $711.6 million, of which $317.9 million was recorded as a current liability and is expected to be recognized as net revenue over the next 12 months, provided all other revenue recognition criteria have been met.
As a result of the Transactions, we have incurred and expect that we will incur public company expenses related to our operations, plus payment obligations under the Tax Receivable Agreement, which we expect to be significant. MarketWise, Inc. intends to cause MarketWise, LLC to make distributions to MarketWise, Inc. in an amount sufficient to allow MarketWise, Inc. to pay its tax obligations and operating expenses, including distributions to fund any payments due under the Tax Receivable Agreement. If MarketWise, LLC does not have sufficient cash to fund distributions to MarketWise, Inc. in amounts sufficient to cover MarketWise, Inc.’s obligations under the Tax Receivable Agreement, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that MarketWise, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. For additional information regarding the Tax Receivable Agreement, see the section entitled “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” in the Annual Report.
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

Share Repurchase Program
As previously disclosed in our Annual Report, on November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. During the three months ended March 31, 2022, we repurchased 2,143,446 shares totaling $11,491 in the aggregate, including fees and commissions of $22.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.
Credit Facility
On October 29, 2021, MarketWise, LLC, entered into a loan and security agreement (the “Loan and Security Agreement”) providing for up to $150 million of commitments under a revolving credit facility (the “2021 Credit Facility”), including a $5 million letter of credit sublimit, and allows for revolving commitments under the 2021 Credit Facility to be increased or new term commitments to be established by up to $65 million. The existing lenders under the 2021 Credit Facility are entitled, but not obligated, to provide such incremental commitments. The 2021 Credit Facility has a term of three years, maturing on October 29, 2024.
The 2021 Credit Facility is guaranteed by MarketWise, LLC’s direct and indirect material U.S. subsidiaries, subject to customary exceptions (the “Guarantors”), pursuant to a guaranty by the Guarantors in favor of HSBC Bank USA, National Association, as agent (the “Guaranty”). Borrowings under the 2021 Credit Facility are secured by a first-priority lien on substantially all of the assets of MarketWise, LLC and the Guarantors, subject to customary exceptions.
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of March 31, 2022, there were no outstanding advances under the 2021 Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of March 31, 2022, we were in compliance with these covenants.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2022	2021

Net cash provided by operating activities	$1,068	$92,304
Net cash used in investing activities	(45)	(7,834)
Net cash used in financing activities	(14,347)	(14,169)
Operating Activities
For the three months ended March 31, 2022, net cash provided by operating activities was $1.1 million, primarily due to net income of $23.0 million, adjusted for net non-cash items which reduced cash by $1.7 million, and net changes in our operating assets and liabilities which reduced cash by $20.3 million, largely due to timing differences in the net receipt of cash. The non-cash items include a change in fair value of derivative liabilities of

$7.1 million, which was partially offset by stock-based compensation expense of $2.6 million. The changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $1.4 million due to our overall increase in sales, partially offset by an increase in accounts receivable of $8.6 million due to an increase in the cash reserves currently held by our credit card processor, a decrease in accrued expenses of $5.4 million, and a net increase in deferred contract acquisition costs of $3.6 million.
For the three months ended March 31, 2021, net cash provided by operating activities was $92.3 million, primarily due to net loss of $615.1 million, adjusted for non-cash items which increased cash by $596.9 million, and partially offset by net changes in our operating assets and liabilities which reduced cash by $110.5 million. The non-cash adjustments primarily related to stock-based compensation income of $595.4 million, which was driven by the increase in fair value of the Class B Units. The changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $130.8 million due to our overall increase in sales, partially offset by a net increase in deferred contract acquisition costs of $49.7 million.
Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities was $0.0 million.
For the three months ended March 31, 2021, net cash used in investing activities was $7.8 million, primarily driven by the payment of $7.1 million related to the acquisition of Chaikin, and $0.7 million to acquire intangible assets.
Financing Activities
For the three months ended March 31, 2022, net cash used in financing activities was $14.3 million, primarily due to $11.5 million in share repurchases and $2.9 million in distributions to noncontrolling interests.
For the three months ended March 31, 2021, net cash used in financing activities was $14.2 million, primarily due to $13.9 million in distributions to Class A members and $0.3 million in distributions to noncontrolling interests.
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2021 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies management believes are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.
Revenue Recognition
We primarily earn revenue from services provided in delivering subscription-based financial research, publications, and SaaS offerings to individual subscribers through our online platforms using the five-step method described in Note 2 to our consolidated financial statements for the year ended December 31, 2021 in our Annual Report.
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

We also offer lifetime subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually thereafter. Certain upfront fees on lifetime subscriptions are paid in installments over a 12-month period and, from time to time, over multiple years. We recognize revenue related to lifetime subscriptions over the estimated customer lives, which is five years. Management has determined the estimated life of lifetime customers based on historic customer attrition rates. The estimated life of lifetime customers was five years for the three months ended March 31, 2022 and 2021, and for each of the years ended December 31, 2021, 2020, and 2019.
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
We capitalize incremental costs that are directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered and if we expect the benefit of these costs to be longer than one year. We have elected to utilize the practical expedient and expense costs to obtain a contract with a subscriber when the expected benefit period is one year or less. Our capitalizable incremental costs include sales commissions to employees and fees paid to marketing vendors that are generally calculated as a percentage of the customer sale. We also capitalize revenue share fees that are payable to other companies, including related parties, who share their customer lists with us for each successful sale we make to a customer from their list. Capitalized costs are amortized on a straight-line basis over the shorter of the expected customer life and the expected benefit related directly to those costs, which is approximately four years. The amortization period for contract costs was approximately four years for the three months ended March 31, 2022 and 2021, and for each of the years ended December 31, 2021, 2020, and 2019.
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
Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing assets acquired and liabilities assumed include, but are not limited to, future expected cash flows from acquired customers, trade names, acquired technology from a market participant perspective, and determining useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. While management believes the assumptions and estimates it has made in the past have been appropriate, they are inherently uncertain and subject to refinement. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. We did not have significant measurement period adjustments during the three months ended March 31, 2022 and 2021, and for each of the years ended December 31, 2021, 2020, and 2019.
Stock-Based Compensation
Historically, we granted Class B Units to certain key employees. Prior to the Transactions, the Class B Units were classified as liabilities as opposed to equity and remeasured to fair value at the end of each reporting period, with the change in value being charged to stock-based compensation expense. Because the Class B Units were classified as liabilities on our condensed consolidated balance sheet, all profits distributions made to the holders of the Class B Units were considered to be stock-based compensation expenses. Expense was recognized using the greater of the expenses as calculated based on (i) the legal vesting of the underlying units and (ii) a straight-line basis.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We had cash and cash equivalents of $125.7 million and $139.1 million as of March 31, 2022 and December 31, 2021, respectively, which consisted of bank deposits, money market funds, and certificates of deposit. We hold cash with federally insured financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with high-quality financial institutions and periodically evaluating the credit quality of those institutions.
Interest Rate Risk
Cash and cash equivalents are held primarily for working capital purposes. These interest-earning instruments are subject to interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
We also have exposure in changing interest rates in connection with our Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors. and other factors beyond our control. A hypothetical 1% increase or decrease in market interest rates during the three months ended March 31, 2022 would not result in a material change to our condensed consolidated financial statements.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Remediation Efforts to Address the Material Weaknesses
We have taken a number of remediation actions during the year ended December 31, 2021 and during the three months ended March 31, 2022, and are continuing with our efforts. Remediation actions taken during the year ended December 31, 2021 and that continue during the three months ended March 31, 2022 include:
•hiring personnel with appropriate levels of experience in accounting, technology, and internal controls;
•engaging a professional accounting services firm to help us commence the documentation and assessment of our internal controls for complying with the Sarbanes-Oxley Act;
•implementing a risk assessment over financial reporting controls; and
•implementing new software tools.

While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weaknesses described above. As such, we have concluded that the material weaknesses have not been fully remediated as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
Not applicable.

Item 1A. Risk Factors.
The risks described below could have a material adverse impact on our business, financial condition, or operating results. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations
There have been no material changes in the risk factors disclosed in Part 1, Item 1A, of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plan (in thousands)
January 1 to January 31, 2022	425,039	$6.31	425,039	$28,984
February 1 to February 28, 2022	684,074	$5.40	684,074	$25,287
March 1 to March 31, 2022	1,034,333	$4.92	1,034,333	$20,196
Total	2,143,446		2,143,446
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKETWISE, INC.

Date: May 9, 2022	By:	/s/ Dale Lynch
	Name:	Dale Lynch
	Title:	Chief Financial Officer