Form 10-Q
period 2022-06-30
MARKETWISE, INC.
filed 2022-08-08
CIK 1805651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 3, 2022, there were 27,933,763 shares of the registrant’s Class A common stock and 291,092,303 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements.

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$151,185	$139,078
Accounts receivable	3,310	7,805
Prepaid expenses	9,241	13,043
Related party receivables	345	496
Related party notes receivable, current	291	298
Restricted cash	—	500
Deferred contract acquisition costs	94,092	82,685
Other current assets	3,261	2,484
Total current assets	261,725	246,389
Property and equipment, net	1,030	1,188
Operating lease right-of-use assets	10,436	10,901
Intangible assets, net	7,660	8,612
Goodwill	23,288	23,288
Deferred contract acquisition costs, noncurrent	114,596	120,386
Related party notes receivable, noncurrent	574	861
Deferred tax assets	6,510	8,964
Other assets	803	965
Total assets	$426,622	$421,554
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$1,822	$4,758
Related party payables, net	340	970
Accrued expenses	43,867	46,453
Deferred revenue and other contract liabilities	318,911	317,133
Operating lease liabilities	1,398	1,274
Other current liabilities	19,497	24,905
Total current liabilities	385,835	395,493
Deferred revenue and other contract liabilities, noncurrent	382,145	393,043
Derivative liabilities, noncurrent	1,160	2,015
Warrant liabilities	10,533	29,332
Operating lease liabilities, noncurrent	6,556	6,933
Total liabilities	786,229	826,816
Commitments and Contingencies	—	—
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 22,505,103 and 24,718,402 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 291,092,303 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	29	29

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	90,048	97,548
Accumulated other comprehensive loss	(115)	(9)
Accumulated deficit	(128,409)	(146,115)
Total stockholders’ deficit attributable to MarketWise, Inc.	(38,445)	(48,545)
Noncontrolling interest	(321,162)	(356,717)
Total stockholders’ deficit	(359,607)	(405,262)
Total liabilities, noncontrolling interest, and stockholders’ deficit	$426,622	$421,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$127,466	$141,884	$264,086	$261,225
Related party revenue	548	246	726	619
Total net revenue	128,014	142,130	264,812	261,844
Operating expenses:
Cost of revenue (1) (2)	16,229	26,826	33,846	159,638
Sales and marketing (1) (2)	65,050	56,926	133,287	148,711
General and administrative (1) (2)	20,364	64,661	50,909	572,090
Research and development (2)	2,289	1,927	4,567	3,705
Depreciation and amortization	613	696	1,217	1,447
Related party expense	97	27	194	47
Total operating expenses	104,642	151,063	224,020	885,638
Income (loss) from operations	23,372	(8,933)	40,792	(623,794)
Other income (expense), net	11,923	530	19,219	303
Interest (expense) income, net	(218)	7	(389)	12
Income (loss) before income taxes	35,077	(8,396)	59,622	(623,479)
Income tax expense	1,040	—	2,562	—
Net income (loss)	34,037	(8,396)	57,060	(623,479)
Net income (loss) attributable to noncontrolling interests	22,156	(501)	39,354	(1,131)
Net income (loss) attributable to MarketWise, Inc.	$11,881	$(7,895)	$17,706	$(622,348)

Earnings per share - for the three and six months ended June 30, 2022:

			Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net income per Class A common share - basic and diluted			$0.53	$0.77

Weighted average shares outstanding, basic (in thousands)			22,288	23,065

Weighted average shares outstanding, diluted (in thousands)			22,296	23,069

As a result of the Transactions, the capital structure has changed and earnings per share information is only presented for the period after the date of the Transactions. See Note 11 – Earnings Per Share.

(1) Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows (see Note 10 – Stock-Based Compensation):
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	525	10,568	1,059	124,916
Sales and marketing	577	840	1,142	14,910
General and administrative	1,347	36,037	2,836	508,694
Total stock based-compensation expense	2,449	47,445	5,037	648,520

(2) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$34,037	$(8,396)	$57,060	$(623,479)
Other comprehensive loss:
Cumulative translation adjustment	(89)	(84)	(106)	(101)
Total comprehensive income (loss)	$33,948	$(8,480)	$56,954	$(623,580)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2021	528,519	$(1,543,098)	—	$—	—	$—	—	$—	$—	$—	$(34)	$(1,543,132)	$(5,935)	$(1,549,067)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(84)	(84)	—	(84)
Distributions	—	(1,181)	—	—	—	—	—	—	—	—	—	(1,181)	(581)	(1,762)
Net loss	—	(7,895)	—	—	—	—	—	—	—	—	—	(7,895)	(501)	(8,396)
Balance at June 30, 2021	528,519	$(1,552,174)	—	$—	—	$—	—	$—	$—	$—	$(118)	$(1,552,292)	$(7,017)	$(1,559,309)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2022	22,574,956	$2	291,092,303	$29	—	$—	$88,645	$(140,290)	$(26)	$(51,640)	$(342,371)	$(394,011)
Equity-based compensation	—	—	—	—	—	—	2,449	—	—	2,449	—	2,449
Proceeds from issuance of common stock	161,178	—	—	—	—	—	517	—	—	517	—	517
Repurchases of stock	(341,271)	—	—	—	—	—	(1,563)	—	—	(1,563)	—	(1,563)
Vesting of restricted stock units	110,240	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	(947)	(947)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(89)	(89)	—	(89)
Net income (see note below)	—	—	—	—	—	—	—	11,881	—	11,881	22,156	34,037
Balance at June 30, 2022	22,505,103	$2	291,092,303	$29	—	$—	$90,048	$(128,409)	$(115)	$(38,445)	$(321,162)	$(359,607)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	547,466	$(914,728)	—	$—	—	$—	—	$—	$—	$—	$(17)	$(914,745)	$(5,865)	$(920,610)
Class A units transferred to Class B	(18,947)		—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of Chaikin	—	—	—	—	—	—	—	—	—	—	—	—	810	810
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(101)	(101)	—	(101)
Distributions	—	(15,098)	—	—	—	—	—	—	—	—	—	(15,098)	(831)	(15,929)
Net loss	—	(622,348)	—	—	—	—	—	—	—	—	—	(622,348)	(1,131)	(623,479)
Balance at June 30, 2021	528,519	$(1,552,174)	—	$—	—	$—	—	$—	$—	$—	$(118)	$(1,552,292)	$(7,017)	$(1,559,309)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,718,402	$2	291,092,303	$29	—	$—	$97,548	$(146,115)	$(9)	$(48,545)	$(356,717)	$(405,262)
Equity-based compensation	—	—	—	—	—	—	5,037	—	—	5,037	—	5,037
Proceeds from issuance of common stock	161,178	—	—	—	—	—	517	—	—	517	—	517
Repurchases of stock	(2,484,717)	—	—	—	—	—	(13,054)	—	—	(13,054)	—	(13,054)
Vesting of restricted stock units	110,240	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	(3,799)	(3,799)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(106)	(106)	—	(106)
Net income (see note below)	—	—	—	—	—	—	—	17,706	—	17,706	39,354	57,060
Balance at June 30, 2022	22,505,103	$2	291,092,303	$29	—	$—	$90,048	$(128,409)	$(115)	$(38,445)	$(321,162)	$(359,607)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

Note: The Transactions occurred on July 21, 2021. As a result, net loss for the six months ended June 30, 2021 was attributed to the pre-Transaction period and net income for the six months ended June 30, 2022 was attributed to the post-Transaction period. During the pre-Transaction period, net loss was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests. During the post-Transaction period, net income was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. As of June 30, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC is 7.2% and the noncontrolling interest was 92.8%. For the three months ended June 30, 2022, net income attributable to controlling interests included a $12.1 million gain on warrant liabilities and a $1.0 million tax provision, both of which are 100% attributable to the controlling interest. For the six months ended June 30, 2022, net income attributable to controlling interests included a $18.8 million gain on warrant liabilities and a $2.6 million tax provision, both of which are 100% attributable to the controlling interest.

	Controlling interests	Noncontrolling interests	Total
Net loss of MarketWise, LLC attributed to the pre-Transaction period from April 1, 2021 through June 30, 2021	$(7,895)	$(501)	$(8,396)
Net income of MarketWise, Inc. attributed to the post-Transaction period from April 1, 2022 through June 30, 2022	$11,881	$22,156	$34,037

Net loss of MarketWise, LLC attributed to the pre-Transaction period from January 1, 2021 through June 30, 2021	$(622,348)	$(1,131)	$(623,479)
Net income of MarketWise, Inc. attributed to the post-Transaction period from January 1, 2022 through June 30, 2022	$17,706	$39,354	$57,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$57,060	$(623,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,217	1,447
Impairment of right-of-use assets	287	—
Stock-based compensation	5,037	43,880
Change in fair value of derivative liabilities – Class B Units	—	598,533
Change in fair value of derivative liabilities – other	(19,654)	(1,726)
Deferred taxes	2,454	—
Unrealized gains on foreign currency	(132)	(79)
Noncash lease expense	906	908
Gain on sale of cryptocurrencies	—	(105)
Changes in operating assets and liabilities:
Accounts receivable	4,495	3,433
Related party receivables and payables, net	(479)	(1,185)
Prepaid expenses	3,802	619
Other current assets and other assets	(615)	(83)
Cryptocurrency intangible assets	—	109
Deferred contract acquisition costs	(5,617)	(74,341)
Trade and other payables	(2,804)	(7,172)
Accrued expenses	(2,586)	32,946
Deferred revenue	(9,120)	172,849
Operating lease liabilities	(981)	(565)
Other current and long-term liabilities	(5,408)	5,229
Net cash provided by operating activities	27,862	151,218
Cash flows from investing activities:
Cash paid for Chaikin acquisition, net of cash acquired	—	(7,139)
Purchases of property and equipment	(26)	(62)
Purchases of intangible assets	—	(857)
Capitalized software development costs	(81)	(20)
Net cash used in investing activities	(107)	(8,078)
Cash flows from financing activities:
Issuance of related party notes receivable	—	(292)
Proceeds from related party notes receivable, net	294	287
Proceeds from issuance of common stock	517	—
Repurchases of stock	(13,054)	—
Distributions to members	—	(15,098)
Distributions to noncontrolling interests	(3,799)	(831)
Net cash used in financing activities	(16,042)	(15,934)
Effect of exchange rate changes on cash	(106)	(101)
Net increase in cash, cash equivalents and restricted cash	11,607	127,105
Cash, cash equivalents and restricted cash — beginning of period	139,578	114,927
Cash, cash equivalents and restricted cash — end of period	$151,185	$242,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

1.    Organization
Description of Business and Basis of Presentation
MarketWise, Inc. (“MarketWise,” “the Company,” “we,” “us,” or “our”) is a holding company that has no material assets other than its ownership in MarketWise, LLC (formerly Beacon Street Group, LLC), and operates and controls all of the businesses and operations of MarketWise, LLC and its subsidiaries. The Company provides independent investment research for investors around the world. We believe we are a leading content and technology multi-brand platform for self-directed investors. We offer a comprehensive portfolio of high-quality, independent investment research, as well as several software and analytical tools, on a subscription basis.
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

2.    Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of MarketWise, Inc. and its subsidiary, MarketWise, LLC, a variable interest entity (“VIE”) for which MarketWise, Inc. is deemed to be the primary beneficiary.
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s consolidated financial statements. As of June 30, 2022, MarketWise, Inc. had a 7.2% ownership interest in MarketWise, LLC.
The Company determined that MarketWise, LLC is the primary beneficiary of a VIE, Stansberry Pacific Research, and therefore, the assets, liabilities, and results of operations of the VIE are included in the Company’s consolidated financial statements. For more information on Stansberry Pacific Research, see Note 14 – Variable Interest Entities.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2021 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2022, the results of operations, comprehensive income (loss), stockholders’ deficit / members’ deficit, and cash flows for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common units, derivatives, warrants, valuation of assets acquired and liabilities assumed in business combinations, useful lives of intangible assets with definite lives, benefit period of deferred contract acquisition costs, determination of standalone selling prices, estimated life of membership customers, recoverability of goodwill and long-lived assets, valuation allowances on deferred tax assets, the incremental borrowing rates to calculate lease liabilities and right-of-use (“ROU”) assets and certain accruals. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
Long-lived assets outside the United States were immaterial as of June 30, 2022 and December 31, 2021.
Stock-Based Compensation
Stock-based compensation expenses are included in cost of revenue, sales and marketing, and general and administrative expenses in a manner consistent with the employee’s salary and benefits in the condensed consolidated statements of operations.
2021 Incentive Award Plan
On July 21, 2021, the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) became effective. MarketWise has reserved a total of 32,045,000 shares of MarketWise Class A common stock for issuance pursuant to the 2021 Incentive Award Plan and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Award Plan is 32,045,000, in each case, subject to certain adjustments set forth therein. See also Note 10 – Stock-Based Compensation.
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
2021 ESPP
As a result of the Transactions, we adopted the 2021 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, the Company authorizes the grant of the right to purchase shares of Class A common stock by employees who qualify under the ESPP. The Company has reserved for issuance a total of 6,409,000 shares of Class A common stock for the ESPP. The ESPP became effective on January 1, 2022 and the initial offering period began on January 1, 2022 and ended on June 30, 2022.
The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of the Company’s Class A common stock on specified dates during such offerings. Under the ESPP, the Company has determined the offering period to occur in six month intervals, with the purchase occurring as of the last trading day of each offering period. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
common stock on the purchase date, as defined in the ESPP. The fair value of the ESPP is determined using the Monte Carlo model as of the beginning of each offering period and is expensed ratably over the six month offering period.
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
The Class B Units were subject to a put and call option whereby we could elect to redeem or be required to redeem these units at a value determined by a predefined formula based on a multiplier of our net income as defined by management. Employees may not exercise the put option until 25 months have elapsed from the issuance date. Since the redemption price is not representative of fair value, the employees are not considered to be subject to the risks and rewards of share ownership, and the Class B Units were classified as liabilities in the accompanying condensed consolidated balance sheet. Prior to the completion of the Transactions, the liability for Class B units was remeasured to fair value at the end of each reporting period.
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
Net income for the three and six months ended June 30, 2022 was fully in the post-Transaction period and therefore attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. As of June 30, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.2% and the noncontrolling interest was 92.8%. For the three months ended June 30, 2022 net income attributable to controlling interests included a $12,082 gain on warrant liabilities and a $1,040 tax provision, and for the six months ended June 30, 2022 net income attributable to controlling interests included a $18,799 gain on warrant liabilities and a $2,562 tax provision, both of which are 100% attributable to the controlling interest.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Net loss for three and six months ended June 30, 2021 was fully in the pre-Transaction period and therefore attributable to consolidated MarketWise, LLC and its respective noncontrolling interests.
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

	Three Months Ended June 30, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$127,231	$—	$—	$—	$127,231
Transferred at a point in time	—	160	548	75	783
Total	$127,231	$160	$548	$75	$128,014

	Three Months Ended June 30, 2021
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$140,884	$—	$—	$—	$140,884
Transferred at a point in time	—	635	246	365	1,246
Total	$140,884	$635	$246	$365	$142,130

	Six Months Ended June 30, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$263,331	$—	$—	$—	$263,331
Transferred at a point in time	—	437	726	318	1,481
Total	$263,331	$437	$726	$318	$264,812

	Six Months Ended June 30, 2021
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$258,531	$—	$—	$—	$258,531
Transferred at a point in time	—	1,545	619	1,149	3,313
Total	$258,531	$1,545	$619	$1,149	$261,844
Revenue recognition by subscription type was as follows:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Membership subscriptions	$49,852	$49,867	$101,304	$90,031
Term subscriptions	77,379	91,017	162,027	168,500
Non-subscription revenue	783	1,246	1,481	3,313
Total	$128,014	$142,130	$264,812	$261,844
Revenue for the Membership and Term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue.
Net revenue by principal geographic areas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$128,001	$141,599	$264,712	$260,873
International	13	531	100	971
Total	$128,014	$142,130	$264,812	$261,844
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

	As of
	June 30, 2022	December 31, 2021
Contract balances
Accounts receivable	$3,310	$7,805
Obligations for refunds	$5,373	$5,590
Deferred revenue – current	$313,538	$311,543
Deferred revenue – non-current	$382,145	$393,043
We recognized $83,664 and $81,840 of revenue during the three months ended June 30, 2022 and 2021, and $193,394 and $176,678 during the six months ended June 30, 2022 and 2021, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $3,310 and $7,805 as of June 30, 2022 and December 31, 2021, respectively, related to the timing of cash settlement with our credit card processors.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2022	$203,071
Royalties and sales commissions – additions	19,942
Revenue share and cost per acquisition fees – additions	32,228
Amortization of capitalized costs	(46,553)
Balance at June 30, 2022	$208,688

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three and six months ended June 30, 2022 and 2021.
Remaining Performance Obligations
As of June 30, 2022, the Company had $701,056 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 45% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

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
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition is largely attributable to synergies which we expect to achieve from cross-marketing and providing complementary products to our existing and acquired customers, and is expected to be fully deductible for tax purposes. The acquired intangible assets of Chaikin are amortized over their estimated useful lives. Accordingly, the trade name will be amortized over 8.5 years and customer relationships will be amortized over 6 years. Amortization for the acquired intangible assets was $171 and $206 for the three months ended June 30, 2022 and 2021, and $341 and $362 for the six months ended June 30, 2022 and 2021, respectively.
5.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at December 31, 2021	$23,288
Balance at June 30, 2022	$23,288

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	June 30, 2022
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,368	$(8,709)	$3,659	4.0
Tradenames	3,578	(2,033)	1,545	4.9
Capitalized software development costs	2,947	(1,578)	1,369	2.5
Finite-lived intangible assets, net	18,893	(12,320)	6,573

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$19,980	$(12,320)	$7,660

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,368	$(8,105)	$4,263	4.4
Tradenames	3,578	(1,838)	1,740	5.3
Capitalized software development costs	2,866	(1,344)	1,522	3.1
Finite-lived intangible assets, net	18,812	(11,287)	7,525

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$19,899	$(11,287)	$8,612
We recorded amortization expense related to finite-lived intangible assets of $531 and $582 for the three months ended June 30, 2022 and 2021, and $1,033 and $1,223 for the six months ended June 30, 2022 and 2021, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $130 and $102 for the three months ended June 30, 2022 and 2021, and $235 and $203 for the six months ended June 30, 2022 and 2021, respectively.
We recorded additions to capitalized software development costs of $50 and $81 for the three and six months ended June 30, 2022, respectively. We recorded additions to capitalized software development costs of $267 for the six months ended June 30, 2021, which includes acquired software of $247.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of June 30, 2022, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2022	$1,095
2023	1,990
2024	1,500
2025	993
2026	745
Thereafter	250
Finite-lived intangible assets, net	$6,573

6.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	June 30, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$40,501	$—	$—	$40,501
Total assets	40,501	—	—	40,501
Liabilities:
Derivative liabilities, noncurrent	—	—	1,160	1,160
Warrant liabilities - Public Warrants	7,038	—	—	7,038
Warrant liabilities - Private Placement Warrants	—	—	3,495	3,495
Total liabilities	$7,038	$—	$4,655	$11,693

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$25,001	$—	$—	$25,001
Total assets	25,001	—	—	25,001
Liabilities:
Derivative liabilities, noncurrent	—	—	2,015	2,015
Warrant Liabilities - Public Warrants	19,599	—	—	19,599
Warrant Liabilities - Private Placement Warrants	—	—	9,733	9,733
Total liabilities	$19,599	$—	$11,748	$31,347
The level 3 liabilities that related to our Class B Units and certain employee and non-employee contracts with embedded derivatives, see Note 8 – Derivative Financial Instruments and Note 10 – Stock-Based Compensation.
The fair value of the Public Warrants was measured based on the listed market price of such warrants at the end of the reporting period. The fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model at the end of the reporting period. The Company estimates the fair value of the warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of
June 30, 2022
Stock price	$3.60
Exercise Price	$11.50
Expected life of the warrants to convert (years)	4.06
Volatility	47.00%
Risk-free rate	2.96%
The following table summarizes the change in fair value of the derivative liabilities during the six months ended June 30, 2022 and 2021:

Balance at January 1, 2022	$31,347
Change in fair value of derivative instruments	(19,654)
Balance at June 30, 2022	$11,693

Balance at January 1, 2021	$597,578
Incremental Class B Units	(1,726)
Change in fair value of derivative instruments	43,880
Change in fair value of Class B Units	598,533
Balance at June 30, 2021	$1,238,265
The following table summarizes the change in fair value of the Class B Units by income statement line item during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$—	$10,446	$—	$112,389
Sales and marketing	—	840	—	8,263
General and administrative	—	35,703	—	477,881
Total change in fair value of Class B Units	$—	$46,989	$—	$598,533
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
7.    Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $492 and $56 for the three months ended June 30, 2022 and 2021, and $1,032 and $93 for the six months ended June 30, 2022 and 2021, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $10 and $12, for the three and six months ended June 30, 2022, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	June 30, 2022	December 31, 2021
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,449	1,423
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,278	1,278
		3,687	3,661
Less: Accumulated depreciation and amortization		(2,657)	(2,473)
Total property and equipment, net		$1,030	$1,188
Depreciation and amortization expense for property and equipment was $81 and $114 for the three months ended June 30, 2022 and 2021, and $184 and $224 for the six months ended June 30, 2022 and 2021, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	June 30, 2022	December 31, 2021
Commission and variable compensation	$19,014	$22,155
Payroll and benefits	4,714	5,164
Other accrued expenses	20,139	19,134
Total accrued expenses	$43,867	$46,453

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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of June 30, 2022, there are both Private Placement Warrants and Public Warrants outstanding; each of which is exercisable for one share of Class A common stock of MarketWise, Inc. Additionally, there are embedded derivative instruments outstanding. The following table presents information on the location and amounts of derivative instruments gains and losses:

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement
Warrants	Other income, net	$12,082	$—	$18,799	$—
Phantom Interests in Net Income	Other income, net	—	394	—	—
Phantom Interests in Net Income	General and administrative	441	2,388	855	2,388
Option	General and administrative	—	(662)	—	(662)
Total		$12,523	$2,120	$19,654	$1,726
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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of June 30, 2022, there were no outstanding advances under the Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of June 30, 2022, we were in compliance with these covenants.

10.    Stock-Based Compensation
During the three and six months ended June 30, 2022 we recorded stock-based compensation related to our 2021 Incentive Award Plan and our ESPP, and during the three and six months ended June 30, 2021, we recorded stock-based compensation related to our Class B Units. As more fully described in Note 1, we completed our Transactions in July 2021, and all Class B Units fully vested as of the transaction date, and the original operating

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the Common Units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense.
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$525	$10,568	$1,059	$124,916
Sales and marketing	577	840	1,142	14,910
General and administrative	1,347	36,037	2,836	508,694
Total stock based-compensation expense	$2,449	$47,445	$5,037	$648,520
Total stock-based compensation expense for the three and six months ended June 30, 2022 includes expenses related to our 2021 Incentive Award Plan and our ESPP, while the total stock-based compensation expense for the three and six months ended June 30, 2021 includes the vesting of Class B units, the change in fair value of Class B liability awards and profits distributions to Class B unitholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
2021 Incentive Award Plan	$2,312	$—	$4,742	$—
Employee Stock Purchase Plan	137	—	295	—
Vested Class B units and change in fair value of Class B liability awards	—	46,989	—	642,413
Profits distributions to Class B unitholders	—	456	—	6,107
Total stock-based compensation expense	$2,449	$47,445	$5,037	$648,520
2021 Incentive Award Plan
On May 16, 2022, we granted a service provider 373,134 restricted stock units (“RSUs”), and on June 2, 2022, we granted our board members 289,555 RSUs in aggregate, both under our 2021 Incentive Award Plan.
On September 27, 2021, we granted certain employees and board members RSUs and stock appreciation rights (“SARs”) under our 2021 Incentive Award Plan.
For employees and service providers, both RSUs and SARs are primarily time based and typically vest ratably over four years, as specified in the individual grant notices. The RSUs granted in September 2021 entitle the recipients to dividend equivalents which are subject to (the same vesting terms and accumulate during the vesting period. Upon vesting, the RSU holder will be issued the Company’s Class A common stock. The SARs will be settled in the Company’s Class A common stock upon exercise. The shares to be issued upon exercise will have a total market value equal to the SAR value calculated as (x) number of shares underlying SAR, multiplied by (y) any excess of the Company’s share value on the date of exercise over the exercise price set in each individual grant notice.
The fair value of RSUs is the same as the Company’s share price on the date of grant. The fair value of the SARs was determined using a Black-Scholes model.
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes, including granted, exercised and forfeited, from January 1, 2022 to June 30, 2022 are summarized as follows:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	2,334,490	$8.30	1,935,131	$4.05
Granted	662,689	2.89	—	—
Exercised or vested	(110,240)	8.30	—	—
Forfeited	(22,125)	8.30	(52,582)	4.05
Expired	—	—	—	—
Outstanding at June 30, 2022	2,864,814	$7.05	1,882,549	$4.05
The stock compensation expense related to the RSU and SAR grants was $2,312 and $4,742 for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, none of the SARs were exercisable and they have a remaining contractual term of 9.25 years.
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
The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of the Company’s Class A common stock on specified dates during such offerings. Under the ESPP, the Company has determined the offering period to occur in six month intervals, with the purchase occurring as of the last trading day of each offering period. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) the fair market value of the Company’s Class A common stock on the purchase date, as defined in the ESPP. The fair value of the ESPP is determined using the Monte Carlo model as of the beginning of each offering period and is expensed ratably over the six month offering period.
The Company recognized $137 and $295 of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2022, respectively. The Company issued 161,178 shares for $517 related to employee purchases under the ESPP as of June 30, 2022.
Class B Units
For the three and six months ended June 30, 2021, we recognized stock-based compensation expenses related to the Class B units of $47,445 and $648,520, respectively. These amounts include profits distributions to Class B unitholders of $456 and $6,107 for the three and six months ended June 30, 2021, respectively. The amount of stock-based compensation expense related to the Class B Units included in each of the line items in the accompanying condensed consolidated statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$—	$10,568	$—	$124,916
Sales and marketing	—	840	—	14,910
General and administrative	—	36,037	—	508,694
Total stock based-compensation expense	$—	$47,445	$—	$648,520

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The weighted-average grant-date fair value of Class B Units granted was $2,195.16 per unit during the three and six months ended June 30, 2021.
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
For the three and six months ended June 30, 2021, the fair value of the Class B Units was estimated using a probability-weighted expected return method. This method considered two scenarios: one based on a market approach according to a proposed acquisition of the Company and allocated through a liquidation waterfall, and the other based on the Company continuing as a private entity according to a discounted cash flow analysis, and allocated using an option pricing model. The results of these two methods were weighted to derive the fair value of the Class B Units as of June 30, 2021.
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
Weighted average shares outstanding in the table below have not been retroactively restated to give effect to the reverse recapitalization for periods prior to the date of the Transactions. See Note 1 – Organization – Description of Organization and Reverse Recapitalization with Ascendant Digital Acquisition Corp. for more information regarding the Transactions.
The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Basic earnings per share:
Numerator:
Net income	$34,037	$57,060
Less: Net income attributable to noncontrolling interests	22,156	39,354
Net income attributable to Class A common shareholders	$11,881	$17,706

Denominator:
Weighted average shares outstanding (in thousands)	22,288	23,065

Basic earnings per share	$0.53	$0.77

Diluted earnings per share:
Numerator:
Net income	$34,037	$57,060
Less: Net income attributable to noncontrolling interests	22,156	39,354
Net income attributable to Class A common shareholders	$11,881	$17,706

Denominator:
Weighted average shares outstanding (in thousands)	22,296	23,069

Diluted earnings per share	$0.53	$0.77
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Public and Private Placement Warrants: the public and Private Placement Warrants are "out of the money" for the three and six months ended June 30, 2022, therefore, net income per share excludes any impact of the 20,699,993 public warrants and 10,280,000 Private Placement Warrants.
▪Sponsor and MarketWise Management Member Earnout shares: the 3,051,000 Sponsor Earn Out shares and the 2,000,000 MarketWise Management Member Earn Out shares (as defined and discussed in the Original Report) held in escrow are excluded from the earnings per share computation since the earnout contingency has not been met.
▪Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs as of June 30, 2022. The diluted earnings per share calculation includes the impact of dilutive RSUs, excludes

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
the impact of antidilutive RSUs, and excludes certain RSUs with performance conditions, since the performance conditions have not been met as of June 30, 2022.
▪Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The basic earnings per share calculation includes the impact of the shares that were issued under the ESPP as of June 30, 2022.

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
The effective income tax rate for the six months ended June 30, 2022 was 4.30%. We did not record any income taxes for the three and six months ended June 30, 2021 as we were a pass-through entity for tax purposes prior to the closing of the transaction on July 21, 2021. The main driver of the decrease in the effective tax rate from the three months ended March 31, 2022 was the change in fair value of warrant liability. Our effective tax rate in 2022 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the non-controlling portion of pre-tax income.
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
As part of the Transactions, we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of MarketWise, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. There was no exchange of MarketWise, LLC units as part of the Transactions and there has been no exchange since the closing; therefore, we have not recorded a liability under the TRAs as of June 30, 2022.
As of June 30, 2022, we had no unrecognized tax positions and believe there will be no changes to uncertain tax positions within the next 12 months.

13.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $548 and $246 for the three months ended June 30, 2022 and 2021, and $726 and $619 for the six months ended June 30, 2022 and 2021, respectively.
We also incurred revenue share expenses paid to related parties of $847 and $1,586 which were capitalized as contract origination costs for the three months ended June 30, 2022 and 2021, and $1,770 and $7,584 which were capitalized as contract origination costs for the six months ended June 30, 2022 and 2021, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $289 and $378 for the three months ended June 30, 2022 and 2021, and $494 and $613 for the six months ended June 30, 2022 and 2021, respectively.
We recorded fees paid to members of our Board of Directors of $76 and $152 during the three and six months ended June 30, 2022, respectively, within related party expense in the accompanying condensed consolidated statement of operations.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise. We recorded $22 and $27 for the three months ended June 30, 2022 and 2021, and $43 and $47 for the six months ended June 30, 2022 and 2021, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $413 and $1,037 as of June 30, 2022 and December 31, 2021, respectively, of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with our related party are presented net and are included in related party payables, net in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B unitholders. As a result, we recognized $86 and $79 in other income, net for the three months ended June 30, 2022 and 2021, and $253 and $142 for the six months ended June 30, 2022 and 2021, respectively. Related party receivables related to these services were $253 and $358 as of June 30, 2022 and December 31, 2021, respectively.
We lease offices from related parties. Lease payments made to related parties were $528 and $383 for the three months ended June 30, 2022 and 2021, and $919 and $767 for the six months ended June 30, 2022 and 2021, respectively, and rent expense of $588 and $556 were recognized in general and administrative expenses for the three months ended June 30, 2022 and 2021, and $1,141 and $1,112 for the six months ended June 30, 2022 and 2021, respectively, related to leases with related parties. At June 30, 2022 and December 31, 2021, ROU assets of $10,083 and $10,323 and lease liabilities of $7,583 and $7,545 are associated with leases with related parties.
In April 2020 we provided a loan to a related party and recognized a related party note receivable from the unitholder of $1,148. We recognized $6 and $3 in interest income for the three months ended June 30, 2022 and 2021, and $10 and $5 for the six months ended June 30, 2022 and 2021, respectively. The related party note receivable balance was $865 and $1,159 as of June 30, 2022 and December 31, 2021, respectively. The interest rate on the loan is variable and was 2.93% as of June 30, 2022. The loan is due in April 2025, but is required to be repaid within 30 days after we complete an initial public offering, including expiration of any related lockup conditions, which is expected to be met in 2022.

14.    Variable Interest Entities
We consolidated a VIE based on our ability to exercise power and being the primary beneficiary of the entity including directing the operations and marketing campaigns and sharing customer lists and publications, as of June 30, 2022 and December 31, 2021. There have been no reconsideration events during these periods. The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
recourse to MarketWise for the consolidated VIE’s liabilities. The following represents financial information for the consolidated VIE included in the condensed consolidated balance sheets:

	As of
	June 30, 2022	December 31, 2021
Current assets	$3,618	$3,901
Noncurrent assets	2	2
Total assets	$3,620	$3,903

Current liabilities	$—	$274
Total liabilities	$—	$274
15.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$403	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(1,259)	(875)
Operating lease right-of-use assets obtained in exchange for lease obligations	(795)	—
Operating lease right-of-use assets obtained in exchange for lease obligations from acquisitions	—	(398)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	167	—

	As of June 30,
	2022	2021
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$151,185	$241,532
Restricted cash	—	500
Total	$151,185	$242,032
16.    Shareholders' Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity, as of June 30, 2022. The 3,051,000 Sponsor Earn Out shares held in escrow and the 2,000,000 Management Earn Out shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued and outstanding in the table below.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Authorized	Issued	Outstanding
Common stock - Class A	950,000,000	22,505,103	22,505,103
Common stock - Class B	300,000,000	291,092,303	291,092,303
Preferred stock	100,000,000	—	—
Total	1,350,000,000	313,597,406	313,597,406
Each share of Class A and Class B common stock entitles the holder one vote per share. Only holders of Class A common stock have the right to receive dividend distributions. In the event of liquidation, dissolution or winding up of the affairs of the Company, only holders of Class A common stock have the right to receive liquidation proceeds, while the holders of Class B common stock are entitled to only the par value of their shares. Class B common stock can be issued only to MarketWise Members, their respective successors and permitted transferees. Under the terms of the MarketWise Operating Agreement, and subject to certain restrictions set forth therein, the MarketWise Members are entitled to have their MarketWise Units redeemed or exchanged for shares of our Class A common stock, at our option. If redeemed for cash at the Company’s option, such cash would have to be generated through an offering of shares to the market such that there would not be any situation where there would be a net cash obligation to the Company for such redemption. Shares of our Class B common stock held by any such redeeming or exchanging MarketWise Member will be canceled for no additional consideration on a one-for-one basis with the redeemed or exchanged MarketWise Units whenever the MarketWise Members’ MarketWise Units are so redeemed or exchanged. The MarketWise Members may exercise such redemption rights for as long as their MarketWise Units remain outstanding. For more information, see also Item 13: Certain Relationships and Related Transactions, and Director Independence — MarketWise Unit Redemption Right included in our Annual Report. Our board of directors has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.
On November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. We repurchased 341,271 shares totaling $1,563 in the aggregate, including fees and commissions of $3, and 2,484,717 shares totaling $13,054 in aggregate, including fees and commissions of $25 for the three and six months ended June 30, 2022, respectively. Since the inception of the program we have repurchased 2,984,987 total shares.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.

17.    Subsequent Events
Subsequent events have been evaluated through August 8, 2022, which is the date that the financial statements were issued.

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
MarketWise started in 1999 with the simple idea that, if we could publish intelligent, independent, insightful, and in-depth investment research and treat the subscriber the way we would want to be treated, then subscribers would renew their subscriptions and stay with us. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research companies such as Stansberry Research, Palm Beach Research Group, Chaikin Analytics, InvestorPlace, and Empire Financial Research. Our entire investment research product portfolio is 100% digital and channel agnostic, and we offer all of our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
Today, we benefit from the confluence of a leading editorial team, diverse portfolio of content and brands, and comprehensive suite of investor-centric tools that appeal to a broad subscriber base.
Second Quarter 2022 Highlights
The following table presents net cash provided by operating activities, and the related margin as a percentage of net revenue, and Adjusted CFFO, a non-GAAP measure, and the related margin as a percentage of Billings, for each of the periods presented. For more information on Adjusted CFFO and Adjusted CFFO Margin, see “— Non-GAAP Financial Measures.”

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net cash provided by operating activities	$26,794	$58,914	(54.5)%	$27,862	$151,218	(81.6)%
Total net revenue	128,014	142,130	(9.9)%	264,812	261,844	1.1%
Net cash provided by operating activities margin	20.9%	41.5%		10.5%	57.8%

Adjusted CFFO	$26,794	$59,370	(54.9)%	$27,862	$157,325	(82.3)%
Billings	117,507	185,100	(36.5)%	253,502	440,403	(42.4)%
Adjusted CFFO Margin	22.8%	32.1%		11.0%	35.7%
Cash flow from operations decreased by $32.1 million, or 54.5%, from $58.9 million for the three months ended June 30, 2021 to $26.8 million for the three months ended June 30, 2022. Cash flow from operations for the three months ended June 30, 2022 was primarily driven by net income of $34.0 million adjusted for net non-cash factors which reduced cash by $8.2 million, and net changes in our operating assets and liabilities which reduced cash by $1.0 million, largely due to timing differences in the net receipt of cash.
Adjusted CFFO decreased by $32.6 million, or 54.9%, from $59.4 million for the three months ended June 30, 2021 to $26.8 million for the three months ended June 30, 2022, primarily driven by a decrease of $67.6 million in Billings. Additionally, while per unit subscriber acquisition costs remained high in second quarter 2022, we did not decrease marketing expenditures as much as we might have otherwise throughout most of the quarter, as our marketers continued to test investment themes amidst a volatile and changing market. However, as unit costs remained high and conversion rates remained lower than normal, we began to reduce marketing spend in June. Adjusted CFFO this quarter was impacted by net changes in working capital, excluding changes in deferred revenue and changes in deferred contract acquisition costs, which increased cash by $13.5 million, largely due to a significant decrease in accounts receivable this quarter. The difference between Adjusted CFFO and CFFO in second quarter 2021 is stock-based compensation associated with $0.5 million of profits distributions to the original Class B unitholders. For further information on stock-based compensation, see Note 10 – Stock-Based Compensation to our condensed consolidated financial statements.
Net revenue decreased by $14.1 million, or 9.9%, from $142.1 million for the three months ended June 30, 2021 to $128.0 million for the three months ended June 30, 2022. The decrease in net revenue was primarily driven by a $13.6 million decrease in term subscription revenue.
Billings decreased by $67.6 million, or 36.5%, from $185.1 million for the three months ended June 30, 2021 to $117.5 million for the three months ended June 30, 2022. We believe the decrease is due in large part to reduced engagement of subscribers and potential subscribers, as the economy reopened in mid-2021 and continued through second quarter 2022 and as additional external economic and geopolitical factors weighed on subscribers’ and potential subscribers’ mindset, which we believe contributed to them delaying their purchases this quarter.
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

Our Paid Subscribers as of December 31, 2021 generated average customer lifetime Billings of approximately $2,600, resulting in a LTV/CAC (as defined below) ratio of approximately 4x. On average, it takes us approximately 0.6 to 1.0 years for a Paid Subscriber’s cumulative net revenue to exceed the total cost of acquiring that subscriber (which includes fixed costs, such as marketing salaries). For more information on our LTV/CAC ratio and the components of this ratio, see “—Definitions of Metrics.”
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
As of June 30, 2022, our paid subscriber base was 898 thousand, down 97 thousand, or 9.7% as compared to 994 thousand at June 30, 2021. Our base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2019, direct-to-paid acquisition has accounted for approximately two-thirds of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
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
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of June 30, 2022 was $580, which decreased 29.5% from $823 as of June 30, 2021. Our ARPU increased at a CAGR of 6% over the three-year period ended June 30, 2022, growing from $492 as of June 30, 2019 to $580 as of June 30, 2022. For more information on ARPU, see “Key Business Metrics—Average Revenue Per User.”
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and membership “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our cumulative high-value conversion rate reflects the rate at which Paid Subscribers that have purchased less than $600 of our products over their lifetime convert into subscribers that have purchased more than $600. We believe our cumulative high-value conversion rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our cumulative ultra high-value conversion rate reflects the rate at which high value Paid Subscribers that have purchased more than $600 of our products over their lifetime convert into subscribers that have purchased more than $5,000. We believe our ultra high-value conversion rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. These high-value and ultra high-value subscribers are at the heart of our business model, and are particularly important in periods of time when we are bringing in fewer new subscribers. These high-value and ultra high-value subscribers continue to see the value in our products and are continuing to purchase products at rates similar to historic trends, which is currently driving the majority of our Billings. As of June 30, 2022, our cumulative high-value conversion rate and cumulative ultra high-value conversion rate were 42% and 36%, respectively.

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
LTV/CAC ratio: We calculate LTV/CAC ratio as LTV divided by CAC (each, as defined below). We use LTV/CAC ratio because it is a standard metric for subscription-based businesses, and we believe that an LTV/CAC ratio above 3x is considered to be indicative of strong profitability and marketing efficiency. We believe that an increasing LTV per subscriber reflects our existing subscribers recognizing our value proposition, which will expand their relationship with us across our platform over time, either through a combination of additional product purchases or by joining our membership offerings. Investors should consider this metric when evaluating our ability to achieve a return on our marketing investment. Lifetime value (“LTV”) represents the average margin on average customer lifetime Billings (that is, the estimated cumulative spend across a customer’s lifetime). Customer acquisition cost (“CAC”) is defined as direct marketing spend, plus external revenue share expense, plus retention and renewal expenses, plus copywriting and marketing salaries, plus telesales salaries and commissions, plus customer service commissions.
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

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,			As of and for the Three Months Ended March 31, 2022
	2022	2021	% change	2022	2021	% change		% change
Free Subscribers	14,972,985	11,970,356	25.1%	14,972,985	11,970,356	25.1%	14,521,004	3.1%
Paid Subscribers	897,941	994,491	(9.7)%	897,941	994,491	(9.7)%	908,718	(1.2)%
ARPU	$580	$823	(29.5)%	$580	$823	(29.5)%	$636	(8.8)%
Billings (in thousands)	$117,507	$185,100	(36.5)%	$253,502	$440,403	(42.4)%	$135,995	(13.6)%
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
Free Subscribers increased by 3.0 million, or 25.1%, to 15.0 million at June 30, 2022 as compared to 12.0 million at June 30, 2021, as our significant lead-generation efforts that began in earnest during late 2018 and intensified during 2019 and 2020 with the expansion across multiple brands, continued during 2021 and through second quarter 2022.
Free Subscribers increased by 0.5 million, or 3.1%, to 15.0 million as of June 30, 2022 as compared to 14.5 million as of March 31, 2022. This growth was driven by our continued lead generation efforts.
Paid Subscribers. We define Paid Subscribers as the total number of unique subscribers with at least one paid subscription at the end of the period. We view the number of Paid Subscribers at the end of a given period as a key indicator of the attractiveness of our products and services, as well as the efficacy of our marketing in converting Free Subscribers to Paid Subscribers and generating direct-to-paid Paid Subscribers. We seek to grow our Paid Subscriber base through performance marketing directly to prospective and existing subscribers across a variety of media, channels, and platforms.
Total Paid Subscribers decreased by 97 thousand, or 9.7%, to 898 thousand as of June 30, 2022 as compared to 1.0 million at June 30, 2021, driven by a combination of decreased overall consumer engagement as the economy reopened in mid-2021, an outsized new subscriber cohort from first quarter 2021 yielding additional churned subscribers in first quarter 2022, combined with an overall challenging economic environment that has persisted through second quarter 2022.
Total Paid Subscribers decreased by 11 thousand, or 1.2%, to 898 thousand as of June 30, 2022 as compared to 909 thousand as of March 31, 2022. We believe the volatility across asset classes, high-inflation environment, and fears of recession have left subscribers and potential subscribers hesitant to engage or re-engage as they assess the latest economic data and the Federal Reserve’s potential next steps. These trends, which began in first quarter 2022, have continued to slow our new subscriber acquisition through second quarter 2022.
Subscriber count churn has ranged from approximately 1.8% to 2.3% per month between 2019 and 2021. While churn jumped in first quarter 2022 due to the outsized impact of our largest ever new subscriber cohort a year earlier, it returned to historical levels in second quarter 2022. Consistent with previous quarters, almost all of the subscribers who churned in second quarter 2022 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 90% from 2019 to 2021, is a more meaningful gauge of subscriber satisfaction.
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
ARPU decreased by $243, or 29.5%, to $580 as of June 30, 2022 as compared to $823 as of June 30, 2021. The year-over-year decrease was driven by a 27% decrease in trailing four quarter Billings, as well as a 3% increase in trailing four quarter Paid Subscribers. The decrease in trailing four quarter Billings is due in part to the volatility across asset classes, high-inflation environment, and fears of recession that have persisted since first quarter 2022, which we believe has left subscribers and potential subscribers hesitant to engage or re-engage as they assess the latest economic data and the Federal Reserve’s potential next steps. Furthermore, our second quarter 2021 Billings - our second highest quarter ever - has fallen outside of this quarter’s trailing four quarter Billings calculation. The increase in trailing four quarter Paid Subscribers is still significantly impacted by the paid increase in our subscriber base in the first half of 2021. Most of our new subscribers join us via entry level publications, which are generally at lower price points, and thus are initially dilutive to ARPU. We have shown that over time, subscribers have continued to invest in our platform, which have tended to drive increases in ARPU. As of June 30, 2022, we have 5% and 14% more high value and ultra-high value subscribers than we did a year ago.
ARPU decreased by $56, or 8.8%, to $580 as of June 30, 2022 as compared to $636 as of March 31, 2022. The sequential decrease was driven by a 11% decrease in trailing four quarter Billings, while trailing four quarter average Paid Subscribers only decreased 3%. The decrease in trailing four quarter Billings is due in part to the second quarter 2021 Billings — our second highest quarter ever — falling out of the trailing four-quarter calculation. The decrease in trailing four quarter Paid Subscribers is a function of decreasing new subscriber acquisition in the face of a volatile investing environment that has persisted through the first half of 2022.
While they have declined somewhat recently, our ARPUs remain high, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 1.0 year for December 31, 2021, and was 0.6 and 0.8 years for December 31, 2020 and December 31, 2019, respectively. We have experienced a payback period in the range of 0.6 to 1.0 years reliably over the past three years, despite the increases in customer acquisition costs that the digital subscription industry has experienced in recent years. The payback period reached the low side of the historical range in 2020 as a result of expanded conversion rates and, to a far lesser degree, decreasing costs for media spend as demand dropped as a result of the pandemic. We have seen the costs for media spend revert back to higher rates in 2021 and these have continued through second quarter of 2022.
Billings. Billings represents amounts invoiced to customers. We measure and monitor our Billings because it provides insight into trends in cash generation from our marketing campaigns. We generally bill our subscribers at the time of sale and receive full cash payment up front, and defer and recognize a portion of the related revenue ratably over time for term and membership subscriptions. For certain subscriptions, we may invoice our Paid Subscribers at the beginning of the term, in annual or monthly installments, and, from time to time, in multi-year installments. Only amounts invoiced to a Paid Subscriber in a given period are included in Billings. While we believe that Billings provides valuable insight into the cash that will be generated from sales of our subscriptions, this metric may vary from period to period for a number of reasons and, therefore, Billings has a number of limitations as a quarter-over-quarter or year-over-year comparative measure. These reasons include, but are not limited to, the following: (i) a variety of contractual terms could result in some periods having a higher proportion of annual or membership subscriptions than other periods; (ii) fluctuations in payment terms may affect the Billings recognized in a particular period; and (iii) the timing of large campaigns may vary significantly from period to period.

Billings decreased by $67.6 million, or 36.5%, to $117.5 million for the quarter ended June 30, 2022 as compared to $185.1 million for the quarter ended June 30, 2021. While second quarter 2022 Billings decreased from prior year, given that second quarter 2021 was our second highest quarter ever, we did not expect to show year-over-year growth. We believe the decrease is due in large part to post-COVID reduced engagement of subscribers and potential subscribers. This began in the second half of 2021 as consumers prioritized travel and leisure in lieu of spending time focusing on their investments. First quarter 2022 brought additional challenges with uncertainty stemming from external factors such as 40-year high inflation, volatility across asset classes, federal reserve tightening, and the war in Ukraine. These same factors have persisted into second quarter 2022, which we believe further contributed to subscribers and potential subscribers delaying their purchases.
Approximately 38% of our Billings in second quarter 2022 came from membership subscriptions, 61% from term subscriptions, and 1% from other Billings, as compared to 45% from membership subscriptions, 54% from term subscriptions, and 1% from other Billings second quarter 2021.
Billings decreased by $18.5 million, or 14%, to $117.5 million for second quarter 2022 as compared to $136.0 million for first quarter 2022. While consumer engagement remained consistent in second quarter 2022 compared to first quarter 2022, and our overall conversion rate, high value and ultra-high value conversion rates all remained stable, the average Billings per sale declined in second quarter, which drove the decline in Billings from first quarter 2022.
Components of MarketWise’s Results of Operations
Net Revenue
We generate net revenue primarily from services provided in delivering term and membership subscription-based financial research, publications, and SaaS offerings to individual subscribers through our online platforms, advertising arrangements, print products, events, and revenue share agreements.
Net revenue is recognized ratably over the duration of the subscriptions, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. In addition to term subscriptions, we offer membership subscriptions where we receive a large upfront payment when the subscriber enters into the contract, and for which we will receive a lower annual maintenance fee thereafter. Subscribers are typically billed in advance of the subscriptions. Much of our net revenue is generated from subscriptions entered into during previous periods. Consequently, any decreases in new subscriptions or renewals in any one period may not be immediately reflected as a decrease in net revenue for that period, but could negatively affect our net revenue in future quarters. This also makes it difficult for us to rapidly increase our net revenue through the sale of additional subscriptions in any period, as net revenue is recognized over the term of the subscription agreement. We expect subscription net revenue to continue to increase as we have experienced sales growth in membership and multi-year contracts in recent periods.
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

During the three and six months ended June 30, 2022 we recorded stock-based compensation related to our 2021 Incentive Award Plan and our ESPP, and during the three and six months ended June 30, 2021, we recorded stock-based compensation related to our Class B Units.
We recognized stock-based compensation expenses related to our 2021 Incentive Award Plan and our ESPP of $2.4 million and $5.0 million during the three and six months ended June 30, 2022, respectively.
Stock-based compensation expense during 2021 is primarily related to the Class B Units. Prior to the Transactions, the Class B Units were classified as liabilities as opposed to equity and remeasured to fair value at the end of each reporting period, with the change in fair value being charged to stock-based compensation expense. Because the Class B Units were classified as liabilities on our consolidated balance sheet prior to the Transactions, all profits distributions made to the holders of the Class B Units were considered to be stock-based compensation expenses. We recognized stock-based compensation expenses related to the Class B Units of $47.4 million and $648.5 million for the three and six months ended June 30, 2021, respectively.
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
Total stock-based compensation expenses include profits distributions to holders of Class B Units of $0.5 million and $6.1 million for the three and six months ended June 30, 2021, respectively.
As a result of the Transactions, in which all Class B Units were converted into Common Units, we no longer recognize stock-based compensation expenses related to the Class B Units for periods after the consummation of the Transactions. While going forward we do not expect to incur the levels of stock-based compensation expense we have historically as a result the liability-award classification of the Class B Units, we will continue to incur stock-based compensation expense in the ordinary course of business.
The total amount of stock-based compensation expense included within each of the respective line items in the condensed consolidated statement of operations is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$525	$10,568	$1,059	$124,916
Sales and marketing	577	840	1,142	14,910
General and administrative	1,347	36,037	2,836	508,694
Total stock based-compensation expense	$2,449	$47,445	$5,037	$648,520
Cost of Revenue
Cost of revenue consists primarily of payroll and payroll-related costs associated with producing and publishing MarketWise’s content, hosting fees, customer service, credit card processing fees, product costs, and allocated overhead. Cost of revenue is exclusive of depreciation and amortization, which is shown as a separate line item.
Within cost of revenue are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively. Cost of revenue also includes stock-based compensation expenses related to the Class B units of $10.6 million and $124.9 million for the three and six months ended June 30, 2021, respectively, which include profits distributions to holders of Class B Units of $0.1 million and $1.2 million, respectively.

Our cost of revenue is comprised of both variable expenses and fixed costs. In addition, the level and timing of our variable compensation may not match the pattern of how net revenue is recognized over the subscription term. Therefore, we expect that our cost of revenue will fluctuate as a percentage of net revenue in the future.
Sales and Marketing
Sales and marketing expenses consist primarily of payroll and related costs, amortization of deferred contract acquisition costs, agency costs, advertising campaigns, and branding initiatives. Sales and marketing expenses are exclusive of depreciation and amortization shown as a separate line item.
Within sales and marketing expenses are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively.
Sales and marketing expenses also includes stock-based compensation expenses related to the Class B Units of $0.8 million and $14.9 million for the three and six months ended June 30, 2021, respectively, which include profits distributions to holders of Class B Units of $0.3 million for the six months ended June 30, 2021.
Sales and marketing continues to be one of our largest operating expenses. In periods of time when unit subscriber acquisition costs are lower, we would expect that our sales and marketing expense would increase as we seek to add significant numbers of new subscribers. However, because we incur sales and marketing expenses up front when we launch campaigns to drive sales, while we recognize net revenue ratably over the underlying subscription term, we expect that our sales and marketing expense will fluctuate as a percentage of our net revenue over the long term. Sales and marketing expenses may fluctuate further as a result of acquisitions, joint ventures, or other strategic transactions, as well as cost reduction initiatives we undertake in the future.
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
Within general and administrative expenses are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $1.3 million and $2.8 million for the three and six months ended June 30, 2022. General and administrative expenses also include stock-based compensation expenses related to the Class B Units of $36.0 million and $508.7 million for the three and six months ended June 30, 2021, which includes profits distributions to holders of Class B Units of $0.3 million and $4.6 million, respectively.
We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. General and administrative expenses may fluctuate further as a result of acquisitions, joint ventures, or other strategic transactions, as well as cost reduction initiatives we undertake in the future.

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
•Net income for the six months ended June 30, 2022 was fully in the post-Transactions period and therefore attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. As of June 30, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.2% and the noncontrolling interest was 92.8%. For the three months ended June 30, 2022 net income attributable to controlling interests included a $12.1 million gain on warrant liabilities and a $1.0 million tax provision, and for the six months ended June 30, 2022 net income attributable to controlling interests included a $18.8 million gain on warrant liabilities and a $2.6 million tax provision, both of which are 100% attributable to the controlling interest.
•Net loss for six months ended June 30, 2021 was fully in the pre-Transactions period and therefore attributable to consolidated MarketWise, LLC and its respective noncontrolling interests.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$127,466	$141,884	$264,086	$261,225
Related party revenue	548	246	726	619
Total net revenue	128,014	142,130	264,812	261,844
Operating expenses:
Cost of revenue(1)(2)	16,229	26,826	33,846	159,638
Sales and marketing(1)(2)	65,050	56,926	133,287	148,711
General and administrative(1)(2)	20,364	64,661	50,909	572,090
Research and development(1)(2)	2,289	1,927	4,567	3,705
Depreciation and amortization	613	696	1,217	1,447
Related party expense	97	27	194	47
Total operating expenses	104,642	151,063	224,020	885,638
Income (loss) from operations	23,372	(8,933)	40,792	(623,794)
Other income (expense), net	11,923	530	19,219	303
Interest (expense) income, net	(218)	7	(389)	12
Income (loss) before income taxes	35,077	(8,396)	59,622	(623,479)
Income tax expense	1,040	—	2,562	—
Net income (loss)	34,037	(8,396)	57,060	(623,479)
Net income (loss) attributable to noncontrolling interests	22,156	(501)	39,354	(1,131)
Net income (loss) attributable to MarketWise, Inc.	$11,881	$(7,895)	$17,706	$(622,348)
__________________
(1)Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$525	$10,568	$1,059	$124,916
Sales and marketing	577	840	1,142	14,910
General and administrative	1,347	36,037	2,836	508,694
Total stock-based compensation expense	$2,449	$47,445	$5,037	$648,520
(2)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	12.7%	18.9%	12.8%	61.0%
Sales and marketing(1)	50.8%	40.1%	50.3%	56.8%
General and administrative(1)	15.9%	45.5%	19.2%	218.5%
Research and development(1)	1.8%	1.4%	1.7%	1.4%
Depreciation and amortization	0.5%	0.5%	0.5%	0.6%
Related party expense	0.1%	—%	0.1%	—%
Total operating expenses	81.7%	106.3%	84.6%	338.2%
Income (loss) from operations	18.3%	(6.3)%	15.4%	(238.2)%
Other income (expense), net	9.3%	0.4%	7.3%	0.1%
Interest (expense) income, net	(0.2)%	0.0%	(0.1)%	0.0%
Income (loss) before income taxes	27.4%	(5.9)%	22.5%	(238.1)%
Income tax expense	0.8%	—%	1.0%	—%
Net income (loss)	26.6%	(5.9)%	21.5%	(238.1)%
Net income (loss) attributable to noncontrolling interests	17.3%	(0.4)%	14.9%	(0.4)%
Net income (loss) attributable to MarketWise, Inc.	9.3%	(5.6)%	6.7%	(237.7)%

__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021
Net Revenue

(In thousands)	Three Months Ended June 30,		$ Change	% Change
	2022	2021
Net revenue	$128,014	$142,130	$(14,116)	(9.9)%
Net revenue decreased by $14.1 million, or 9.9%, from $142.1 million for the three months ended June 30, 2021 to $128.0 million for the three months ended June 30, 2022. The decrease in net revenue was primarily driven by a $13.6 million decrease in term subscription revenue.
Term subscription revenue decreased during the three months ended June 30, 2022 primarily due to lower Billings as compared to the 2021 period — our second highest Billings quarter ever — which was driven by reduced engagement of subscribers and potential subscribers in the 2022 period, as well as lower overall conversion rates.

Operating Expenses

(In thousands)	Three Months Ended June 30,		$ Change	% Change
	2022	2021
Operating expenses:
Cost of revenue	$16,229	$26,826	$(10,597)	(39.5)%
Sales and marketing	65,050	56,926	8,124	14.3%
General and administrative	20,364	64,661	(44,297)	(68.5)%
Research and development	2,289	1,927	362	18.8%
Depreciation and amortization	613	696	(83)	(11.9)%
Related party expenses	97	27	70	259.3%
Total operating expenses	$104,642	$151,063	$(46,421)	(30.7)%
Cost of Revenue
Cost of revenue decreased by $10.6 million, or 39.5%, from $26.8 million for the three months ended June 30, 2021 to $16.2 million for the three months ended June 30, 2022, primarily driven by a decrease of $10.6 million in stock-based compensation expense related to holders of Class B Units, and a $1.3 million decrease in credit card fees. This was partially offset by a $1.0 million increase in salaries, taxes and benefits due to a higher headcount, and a $0.5 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP.
Approximately $0.1 million of the decrease in Class B stock-based compensation expense was due to distributions, and $10.4 million of the decrease was related to the change in fair value of the Class B units, both of which were related to the Transactions.
Sales and Marketing
Sales and marketing expense increased by $8.1 million, or 14.3%, from $56.9 million for the three months ended June 30, 2021 to $65.1 million for the three months ended June 30, 2022, primarily driven by a $6.5 million increase in amortization of deferred contract acquisition costs, a $1.7 million increase in salaries, taxes and benefits due to higher headcount, and a $0.6 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP. This was partially offset by a $0.8 million decrease in stock-based compensation expense related to holders of Class B Units, which related to the change in fair value of the Class B units, and was related to the Transactions.
General and Administrative
General and administrative expense decreased by $44.3 million, or 68.5%, from $64.7 million for the three months ended June 30, 2021 to $20.4 million for the three months ended June 30, 2022, primarily driven by a decrease of $36.0 million in stock-based compensation related to holders of Class B Units, a $4.2 million decrease in incentive compensation and profits interest expenses and a $1.9 million decrease related to a sales tax. This is partially offset by a $1.3 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP, and a $1.3 million increase in salaries, taxes and benefits due to a higher headcount.
Approximately $0.3 million of the decrease in Class B stock-based compensation expense was due to distributions, and $35.7 million of the decrease was related to the change in fair value of the Class B units, which was related to the Transactions.

Comparison of Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021
Net Revenue

(In thousands)	Six Months Ended June 30,		$ Change	% Change
	2022	2021
Net revenue	$264,812	$261,844	$2,968	1.1%
Net revenue increased by $3.0 million, or 1.1%, from $261.8 million for the six months ended June 30, 2021 to $264.8 million for the six months ended June 30, 2022. The increase in net revenue was primarily driven by a $11.3 million increase in membership subscription revenue, partially offset by a $6.5 million decrease in term subscription revenue and a $1.8 million decrease in non-subscription revenue.
Membership subscription revenue for the six months ended June 30, 2022 benefited from the recognition of the deferred revenue we recorded in prior years. Membership subscription revenue, which is initially deferred and recognized over a five-year period, increased as a result of higher volume of membership subscriptions in current and prior years, which continued to benefit us for the six months ended June 30, 2022. Term subscription revenue decreased during the six months ended June 30, 2022 primarily due to lower Billings as compared to the 2021 period — our highest Billings in company history — which was driven by reduced engagement of subscribers and potential subscribers in the 2022 period, as well as lower overall conversion rates.
Operating Expenses

(In thousands)	Six Months Ended June 30,		$ Change	% Change
	2022	2021
Operating expenses:
Cost of revenue	$33,846	$159,638	$(125,792)	(78.8)%
Sales and marketing	133,287	148,711	(15,424)	(10.4)%
General and administrative	50,909	572,090	(521,181)	(91.1)%
Research and development	4,567	3,705	862	23.3%
Depreciation and amortization	1,217	1,447	(230)	(15.9)%
Related party expenses	194	47	147	312.8%
Total operating expenses	$224,020	$885,638	$(661,618)	(74.7)%
Cost of Revenue
Cost of revenue decreased by $125.8 million, or 78.8%, from $159.6 million for the six months ended June 30, 2021 to $33.8 million for the six months ended June 30, 2022, primarily driven by a $124.9 million decrease in stock-based compensation related to holders of Class B Units, and a $3.7 million decrease in credit card fees. This is partially offset by a $2.8 million increase in salaries, taxes and benefits due to higher headcount, and a $1.1 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP.
Approximately $1.2 million of the decrease in Class B stock-based compensation expense was due to distributions, and $123.7 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
Sales and Marketing
Sales and marketing expense decreased by $15.4 million, or 10.4%, from $148.7 million for the six months ended June 30, 2021 to $133.3 million for the six months ended June 30, 2022, primarily driven by a $20.7 million decrease in marketing expense as we have reduced our marketing spend due to higher per unit subscriber acquisition costs resulting from higher post-COVID increases in demand for display advertising, and a $14.9 million decrease in stock-based compensation related to holders of Class B Units. This is partially offset by a $14.6 million increase in amortization of deferred contract acquisition costs, a $3.9 million increase in salaries, taxes and benefits due to higher headcount, and a $1.1 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP.
Approximately $0.3 million of the decrease in Class B stock-based compensation expense was due to distributions, and $14.6 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
General and Administrative
General and administrative expense decreased by $521.2 million, or 91.1%, from $572.1 million for the six months ended June 30, 2021 to $50.9 million for the six months ended June 30, 2022, primarily driven by a $508.7 million decrease in stock-based compensation related to holders of Class B Units, a $11.7 million decrease in incentive compensation and profits interest expenses, a $4.6 million decrease in professional fees, and a $2.8 million decrease related to a sales tax. This was partially offset by a $2.8 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP, and a $2.7 million increase in salaries, taxes and benefits due to higher headcount.
Approximately $4.6 million of the decrease in Class B stock-based compensation expense was due to distributions, and $504.1 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.

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

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change
Adjusted CFFO	$26,794	$59,370	(54.9)%	$27,862	$157,325	(82.3)%
Adjusted CFFO Margin	22.8%	32.1%		11.0%	35.7%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change
Net cash provided by operating activities	$26,794	$58,914	(54.5)%	$27,862	$151,218	(81.6)%
Profits distributions to Class B unitholders included in stock-based compensation expense	—	456	(100.0)%	—	6,107	(100.0)%
Non-recurring expenses	—	—		—	—
Adjusted CFFO	$26,794	$59,370	(54.9)%	$27,862	$157,325	(82.3)%
The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% change	2022	2021	% change
Net cash provided by operating activities	$26,794	$58,914	(54.5)%	$27,862	$151,218	(81.6)%
Total net revenue	128,014	142,130	(9.9)%	264,812	261,844	1.1%
Net cash provided by operating activities margin	20.9%	41.5%		10.5%	57.8%

Adjusted CFFO	$26,794	$59,370	(54.9)%	$27,862	$157,325	(82.3)%
Billings	117,507	185,100	(36.5)%	253,502	440,403	(42.4)%
Adjusted CFFO Margin	22.8%	32.1%		11.0%	35.7%

Adjusted CFFO decreased by $32.6 million, or 55%, from $59.4 million for the three months ended June 30, 2021 to $26.8 million for the three months ended June 30, 2022, primarily driven by a decrease of $67.6 million in Billings. Adjusted CFFO this quarter was impacted by net changes in working capital, excluding changes in deferred revenue and changes in deferred contract acquisition costs, which increased cash by $13.5 million, largely due to a significant decrease in accounts receivable this quarter. The difference between Adjusted CFFO and CFFO in second quarter 2021 is stock-based compensation associated with $0.5 million of profits distributions to the original Class B unitholders.
Adjusted CFFO decreased by $129.5 million, or 82%, from $157.3 million for the six months ended June 30, 2021 to $27.9 million for the six months ended June 30, 2022, primarily driven by a decrease of $186.9 million in Billings. Adjusted CFFO for the six months ended June 30, 2022 was impacted by net changes in working capital, excluding changes in deferred revenue and changes in deferred contract acquisition costs, which decreased cash by $4.6 million. The difference between Adjusted CFFO and CFFO six months ended June 30, 2021 is stock-based compensation associated with $6.1 million of profits distributions to the original Class B unitholders.
The Effect of the COVID-19 Pandemic
COVID-19 was declared a pandemic by the World Health Organization and has spread across the globe, impacting worldwide activity and financial markets. COVID-19 has had a significant impact on the global supply chain, financial markets, trading activities, and consumer behavior, and the expected duration of these impacts remain uncertain.
We have continued to operate our business without much disruption during the pandemic, and we required our employees to work remotely in response to stay-at-home orders imposed by the U.S. and local governments in March 2020. While COVID-19 has impacted the sales and profitability of many companies’ business over this period, it had not negatively impacted our net revenues during its peak periods. However, as the effect of COVID-19 has declined, we have seen a decline in consumer engagement as compared to the peak COVID-19 period, which in turn has had an effect of reducing our revenues and profitability.
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

Liquidity and Capital Resources
General
As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $151.2 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. Our 2021 Credit Facility (as defined and further discussed below) can be used to finance permitted acquisitions, for working capital and general corporate purposes. We expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
A substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheets. Deferred revenue consists of the unearned portion of customer Billings, which is recognized as net revenue in accordance with our revenue recognition policy. As of June 30, 2022, we had deferred revenue of $701.1 million, of which $318.9 million was recorded as a current liability and is expected to be recognized as net revenue over the next 12 months, provided all other revenue recognition criteria have been met.
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
Share Repurchase Program
As previously disclosed in our Annual Report, on November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. During the six months ended June 30, 2022, we repurchased 2,484,717 shares totaling $13.1 million in the aggregate, including fees and commissions of $25. Since the inception of the program we have repurchased 2,984,987 total shares.
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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of June 30, 2022, there were no outstanding advances under the 2021 Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of June 30, 2022, we were in compliance with these covenants.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$27,862	$151,218
Net cash used in investing activities	(107)	(8,078)
Net cash used in financing activities	(16,042)	(15,934)
Operating Activities
For the six months ended June 30, 2022, net cash provided by operating activities was $27.9 million, primarily due to net income of $57.1 million, adjusted for net non-cash items which reduced cash by $9.9 million, and net changes in our operating assets and liabilities which reduced cash by $19.3 million, largely due to timing differences in the net receipt of cash. The non-cash items include a change in fair value of derivative liabilities of $19.7 million, which was partially offset by stock-based compensation expense of $5.0 million. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $9.1 million due to our overall decrease in sales, an increase in deferred contract acquisition costs, which reduced cash by $5.6 million, and a decrease in accounts receivable due to our overall decrease in sales, which increased cash by $4.5 million.
For the six months ended June 30, 2021, net cash provided by operating activities was $151.2 million, primarily due to net loss of $623.5 million adjusted for non-cash charges which increased cash by $642.9 million, and net changes in our operating assets and liabilities which increased cash by $131.8 million. The non-cash adjustments primarily related to stock-based compensation expenses of $642.4 million, which was driven by the increase in fair value as a result of a higher probability assigned to the market approach due to the signing of a letter of intent with ADAC during December 2020, and the granting and vesting of certain Class B Units. The changes in operating assets and liabilities were primarily driven by an increase in deferred revenue due to our overall increase in sales, which increased cash by $172.8 million, and an increase in accrued expenses, which increased cash by $32.9 million, partially offset by a net increase in deferred contract acquisition costs, which decreased cash by $74.3 million.
Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities was $0.1 million.
For the six months ended June 30, 2021, net cash used in investing activities was $8.1 million, primarily driven by the payment of $7.1 million related to the acquisition of Chaikin, and $0.9 million to acquire intangible assets.

Financing Activities
For the six months ended June 30, 2022, net cash used in financing activities was $16.0 million, primarily due to $13.1 million in share repurchases and $3.8 million in distributions to noncontrolling interests.
For the six months ended June 30, 2021, net cash used in financing activities was $15.9 million, primarily due to $15.1 million in distributions to Class A members and $0.8 million in distributions to noncontrolling interests.
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
Subscription revenues are recognized evenly over the duration of the subscriptions, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Subscribers are typically billed in advance of the subscriptions. The key estimates related to our revenue recognition are related to our estimated customer lives for our membership subscriptions, determination of standalone selling prices, and the amortization period for our capitalized contract costs.
We also offer membership subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually thereafter. Certain upfront fees on membership subscriptions are paid in installments over a 12-month period and, from time to time, over multiple years. We recognize revenue related to membership subscriptions over the estimated customer lives, which is five years. Management has determined the estimated life of membership customers based on historic customer attrition rates. The estimated life of membership customers was five years for the three and six months ended June 30, 2022 and 2021, and for each of the years ended December 31, 2021, 2020, and 2019.
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
We capitalize incremental costs that are directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered and if we expect the benefit of these costs to be longer than one year. We have elected to utilize the practical expedient and expense costs to obtain a contract with a subscriber when the expected benefit period is one year or less. Our capitalizable incremental costs include sales commissions to employees and fees paid to marketing vendors that are generally calculated as a percentage of the customer sale. We also capitalize revenue share fees that are payable to other companies, including related parties, who share their customer lists with us for each successful sale we make to a customer from their list. Capitalized costs are amortized on a straight-line basis over the shorter of the expected customer life and the expected benefit related directly to those costs, which is approximately four years. The amortization period for contract costs was approximately four years for the three and six months ended June 30, 2022 and 2021, and for each of the years ended December 31, 2021, 2020, and 2019.
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
Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing assets acquired and liabilities assumed include, but are not limited to, future expected cash flows from acquired customers, trade names, acquired technology from a market participant perspective, and determining useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. While management believes the assumptions and estimates it has made in the past have been appropriate, they are inherently uncertain and subject to refinement. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. We did not have significant measurement period adjustments during the three and six months ended June 30, 2022 and 2021, and for each of the years ended December 31, 2021, 2020, and 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We had cash and cash equivalents of $151.2 million and $139.1 million as of June 30, 2022 and December 31, 2021, respectively, which consisted of bank deposits, money market funds, and certificates of deposit. We hold cash with federally insured financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with high-quality financial institutions and periodically evaluating the credit quality of those institutions.
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
We also have exposure in changing interest rates in connection with our Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors. and other factors beyond our control. A hypothetical 1% increase or decrease in market interest rates during the six months ended June 30, 2022 would not result in a material change to our condensed consolidated financial statements.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Remediation Efforts to Address the Material Weaknesses
We have taken a number of remediation actions during the year ended December 31, 2021 and during the six months ended June 30, 2022, and are continuing with our efforts. Remediation actions taken during the year ended December 31, 2021 and that continue during the six months ended June 30, 2022 include:
•hiring personnel with appropriate levels of experience in accounting, technology, and internal controls;
•engaging a professional accounting services firm to help us commence the documentation and assessment of our internal controls for complying with the Sarbanes-Oxley Act;
•implementing a risk assessment over financial reporting controls; and
•implementing new software tools.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weaknesses described above. As such, we have concluded that the material weaknesses have not been fully remediated as of June 30, 2022.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plan (in thousands)
April 1 to April 30, 2022	341,271	$4.57	341,271	$18,636
May 1 to May 31, 2022	—	N/A	—	$18,636
June 1 to June 30, 2022	—	N/A	—	$18,636
Total	341,271		341,271
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

MARKETWISE, INC.

Date: August 8, 2022	By:	/s/ Dale Lynch
	Name:	Dale Lynch
	Title:	Chief Financial Officer