Form 10-Q
period 2022-09-30
MARKETWISE, INC.
filed 2022-11-03
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2022, there were 33,873,502 shares of the registrant’s Class A common stock and 291,092,303 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	4
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited)	5
	Condensed Consolidated Statement of Operations for Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	7
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	9
	Condensed Consolidated Statements of Changes in Shareholders' Deficit / Members' Deficit for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	10
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	14
	Notes to the Condensed Consolidated Financial Statements (unaudited)	15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	60

PART II.	OTHER INFORMATION	61
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	63
Signatures		64

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
PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements.

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$147,216	$139,078
Accounts receivable	4,564	7,805
Prepaid expenses	10,672	13,043
Related party receivables	927	496
Related party notes receivable, current	422	298
Restricted cash	—	500
Deferred contract acquisition costs	97,292	82,685
Other current assets	3,507	2,484
Total current assets	264,600	246,389
Property and equipment, net	963	1,188
Operating lease right-of-use assets	9,979	10,901
Intangible assets, net	17,014	8,612
Goodwill	31,307	23,288
Deferred contract acquisition costs, noncurrent	105,293	120,386
Related party notes receivable, noncurrent	—	861
Deferred tax assets	5,315	8,964
Other assets	716	965
Total assets	$435,187	$421,554
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$3,151	$4,758
Related party payables, net	261	970
Accrued expenses	39,302	46,453
Deferred revenue and other contract liabilities	318,804	317,133
Operating lease liabilities	1,452	1,274
Other current liabilities	20,749	24,905
Total current liabilities	383,719	395,493
Deferred revenue and other contract liabilities, noncurrent	371,921	393,043
Derivative liabilities, noncurrent	1,320	2,015
Warrant liabilities	—	29,332
Operating lease liabilities, noncurrent	6,250	6,933
Total liabilities	763,210	826,816
Commitments and Contingencies	—	—
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 28,822,502 and 24,718,402 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	2
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 291,092,303 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	29	29

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	104,833	97,548
Accumulated other comprehensive loss	(109)	(9)
Accumulated deficit	(132,421)	(146,115)
Total stockholders’ deficit attributable to MarketWise, Inc.	(27,665)	(48,545)
Noncontrolling interest	(300,358)	(356,717)
Total stockholders’ deficit	(328,023)	(405,262)
Total liabilities, noncontrolling interest, and stockholders’ deficit	$435,187	$421,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$119,297	$140,422	$383,383	$401,647
Related party revenue	637	245	1,363	864
Total net revenue	119,934	140,667	384,746	402,511
Operating expenses:
Cost of revenue (1) (2)	14,482	62,024	48,328	221,662
Sales and marketing (1) (2)	51,635	82,558	184,922	231,269
General and administrative (1) (2)	28,986	356,286	79,895	928,376
Research and development (2)	2,173	2,137	6,740	5,842
Depreciation and amortization	836	629	2,053	2,076
Related party expense	96	10,097	290	10,144
Total operating expenses	98,208	513,731	322,228	1,399,369
Income (loss) from operations	21,726	(373,064)	62,518	(996,858)
Other (expense) income, net	(3,651)	9,859	15,568	10,162
Interest (expense) income, net	(183)	5	(572)	17
Income (loss) before income taxes	17,892	(363,200)	77,514	(986,679)
Income tax expense	1,383	3,085	3,945	3,085
Net income (loss)	16,509	(366,285)	73,569	(989,764)
Net income attributable to noncontrolling interests	20,521	33,248	59,875	32,117
Net (loss) income attributable to MarketWise, Inc.	$(4,012)	$(399,533)	$13,694	$(1,021,881)

Earnings per share:

		Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Period from July 22, 2021 through September 30, 2021
Net income per Class A common share - basic and diluted		$(0.17)	$0.59	$0.39

Weighted average shares outstanding, basic (in thousands)		23,533	23,233	24,963

Weighted average shares outstanding, diluted (in thousands)		23,566	23,267	24,963

As a result of the Transactions, the capital structure has changed and earnings per share information is only presented for the period after the date of the Transactions. See Note 11 – Earnings Per Share.

(1) Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows (see Note 10 – Stock-Based Compensation):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	438	46,396	1,496	171,312
Sales and marketing	514	32,606	1,655	47,516
General and administrative	1,201	333,563	4,039	842,257
Total stock based-compensation expense	2,153	412,565	7,190	1,061,085

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

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$16,509	$(366,285)	$73,569	$(989,764)
Other comprehensive income (loss):
Cumulative translation adjustment	6	(40)	(100)	(141)
Total comprehensive income (loss)	$16,515	$(366,325)	$73,469	$(989,905)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	547,466	$(914,728)	$—	$—	$—	$—	$—	$—	$—	$—	$(17)	$(914,745)	$(5,865)	$(920,610)
Class A units transferred to Class B	(18,947)		—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of Chaikin	—	—	—	—	—	—	—	—	—	—	—	—	810	810
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(101)	(101)	—	(101)
Distributions	—	(15,098)	—	—	—	—	—	—	—	—	—	(15,098)	(831)	(15,929)
Net loss	—	(622,348)	—	—	—	—	—	—	—	—	—	(622,348)	(1,131)	(623,479)
Balance at June 30, 2021	528,519	(1,552,174)	—	—	—	—	—	—	—	—	(118)	(1,552,292)	(7,017)	(1,559,309)
Activity prior to the Transactions:
Distributions related to the recapitalization	—	(120,353)	—	—	—	—	—	—	—	—	—	(120,353)	—	(120,353)
Net loss, January 1, 2021 through July 21, 2021	—	(409,213)	—	—	—	—	—	—	—	—	—	(409,213)	81	(409,132)
Effects of the Transactions:
Net proceeds	—	—	—	—	—	—	—	—	113,291	—	—	113,291	—	113,291
Reclassification of Class B Units from liability to equity on July 21, 2021 (date of the Transactions)	—	—	—	—	—	—	—	—	1,528,228	—	—	1,528,228	—	1,528,228
Reverse capitalization on July 21, 2021	(528,519)	2,081,740	—	—	—	—	—	—	—	(164,367)	—	1,917,373	(1,917,373)	—
Issuance of common stock - Class A and Class B	—	—	24,952,096	2	291,092,303	29	—	—	(31)	—	—	—	—	—
Establishment of warrant liabilities	—	—	—	—	—	—	—	—	(45,021)	—	—	(45,021)	—	(45,021)
Establishment of deferred taxes	—	—	—	—	—	—	—	—	10,056	—	—	10,056	—	10,056
Establishment of noncontrolling interest	—	—	—	—	—	—	—	—	(1,511,911)	—	109	(1,511,802)	1,511,802	—
Activity subsequent to the Transactions:
Equity-based compensation	—	—	200,373	—	—	—	—	—	1,732	—	—	1,732	—	1,732

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,226)	(4,226)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(40)	(40)	—	(40)
Net income, July 22, 2021 through September 30, 2021 (see note below)	—	—	—	—	—	—	—	—	—	9,680	—	9,680	33,167	42,847
Balance at September 30, 2021	—	$—	25,152,469	$2	291,092,303	$29	—	$—	$96,344	$(154,687)	$(49)	$(58,361)	$(383,566)	$(441,927)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2022	22,505,103	$2	291,092,303	$29	—	$—	$90,048	$(128,409)	$(115)	$(38,445)	$(321,162)	$(359,607)
Equity-based compensation	—	—	—	—	—	—	2,153	—	—	2,153	—	2,153
Issuance of common stock - warrant exchanges	5,939,739	1	—	—	—	—	14,400	—	—	14,401	—	14,401
Vesting of restricted stock units	377,660	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	(511)	—	—	(511)	—	(511)
Acquisition of noncontrolling interest - Chaikin	—	—	—	—	—	—	(1,257)	—	—	(1,257)	960	(297)
Distributions	—	—	—	—	—	—	—	—	—	—	(677)	(677)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	6	6	—	6
Net income (see note below)	—	—	—	—	—	—	—	(4,012)	—	(4,012)	20,521	16,509
Balance at September 30, 2022	28,822,502	$3	291,092,303	$29	—	$—	$104,833	$(132,421)	$(109)	$(27,665)	$(300,358)	$(328,023)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,718,402	$2	291,092,303	$29	—	$—	$97,548	$(146,115)	$(9)	$(48,545)	$(356,717)	$(405,262)
Equity-based compensation	—	—	—	—	—	—	7,190	—	—	7,190	—	7,190
Proceeds from issuance of common stock	161,178	—	—	—	—	—	517	—	—	517	—	517
Issuance of common stock - warrant exchanges	5,939,739	1	—	—	—	—	14,400	—	—	14,401	—	14,401
Repurchases of stock	(2,484,717)	—	—	—	—	—	(13,054)	—	—	(13,054)	—	(13,054)
Vesting of restricted stock units	487,900	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	(511)	—	—	(511)	—	(511)
Acquisition of noncontrolling interest - Chaikin	—	—	—	—	—	—	(1,257)	—	—	(1,257)	960	(297)
Distributions	—	—	—	—	—	—	—	—	—	—	(4,476)	(4,476)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net income (see note below)	—	—	—	—	—	—	—	13,694	—	13,694	59,875	73,569
Balance at September 30, 2022	28,822,502	$3	291,092,303	$29	—	$—	$104,833	$(132,421)	$(109)	$(27,665)	$(300,358)	$(328,023)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit / Members’ Deficit (Unaudited)
(In thousands, except share, unit, per share, and per unit data)

Note: The Transactions occurred on July 21, 2021. As a result, net loss for the three and nine months ended September 30, 2021 was attributed to the pre-Transactions period from January 1, 2021 through July 1, 2021 and from July 1, 2021 through July 21, 2021, and to the post-Transactions period from July 22, 2021 through September 30, 2021. Net income for the three and nine months ended September 30, 2022 was attributed to the post-Transactions period. During the pre-Transactions period, net loss was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests. During the post-Transactions period, net income was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. As of September 30, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.0% and the noncontrolling interest was 91.0%. For the three months ended September 30, 2022, net income attributable to controlling interests included a $3.9 million loss on warrant liabilities and a $1.4 million tax provision, both of which are 100% attributable to the controlling interest. For the nine months ended September 30, 2022, net income attributable to controlling interests included a $14.9 million gain on warrant liabilities and a $3.9 million tax provision, both of which are 100% attributable to the controlling interest.

	Controlling interests	Noncontrolling interests	Total
Net income (loss) of MarketWise, LLC attributed to the pre-Transactions period from July 1, 2021 through July 21, 2021	$(409,213)	$81	$(409,132)
Net income of MarketWise, Inc. attributed to the post-Transactions period from July 22, 2021 through September 30, 2021	9,680	33,167	42,847
Net income (loss) for the three months ended September 30, 2021	$(399,533)	$33,248	$(366,285)

Net income of MarketWise, Inc. attributed to the post-Transaction period from July 1, 2022 through September 30, 2022	$(4,012)	$20,521	$16,509

Net income (loss) of MarketWise, LLC attributed to the pre-Transactions period from January 1, 2021 through July 21, 2021	$(1,031,561)	$(1,050)	$(1,032,611)
Net income of MarketWise, Inc. attributed to the post-Transactions period from July 22, 2021 through September 30, 2021	9,680	33,167	42,847
Net income (loss) for the nine months ended September 30, 2021	$(1,021,881)	$32,117	$(989,764)

Net income of MarketWise, Inc. attributed to the post-Transaction period from January 1, 2022 through September 30, 2022	$13,694	$59,875	$73,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$73,569	$(989,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,053	2,076
Impairment of right-of-use assets	287	—
Stock-based compensation	7,190	208,646
Change in fair value of derivative liabilities – Class B Units	—	728,079
Change in fair value of warrant liabilities and other derivative liabilities	(15,626)	(11,543)
Deferred taxes	3,649	3,085
Unrealized gains on foreign currency	(91)	(62)
Noncash lease expense	1,616	1,375
Gain on sale of cryptocurrencies	—	(105)
Changes in operating assets and liabilities:
Accounts receivable	3,241	5,581
Related party receivables and payables, net	(1,140)	(906)
Prepaid expenses	2,371	(4,396)
Other current assets and other assets	(774)	26
Cryptocurrency intangible assets	—	109
Deferred contract acquisition costs	486	(82,050)
Trade and other payables	(1,516)	(7,667)
Accrued expenses	(7,151)	31,005
Deferred revenue	(24,759)	170,239
Operating lease liabilities	(1,486)	(859)
Other current and long-term liabilities	(4,156)	5,751
Net cash provided by operating activities	37,763	58,620
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(12,770)	(7,139)
Acquisition of noncontrolling interests, including transaction costs	(297)	—
Purchases of property and equipment	(35)	(73)
Purchases of intangible assets	—	(890)
Capitalized software development costs	(136)	(100)
Net cash used in investing activities	(13,238)	(8,202)
Cash flows from financing activities:
Net proceeds from the Transactions	—	113,291
Issuance of related party notes receivable	—	(8)
Proceeds from related party notes receivable, net	737	—
Proceeds from issuance of common stock	517	—
Repurchases of stock	(13,054)	—
Restricted stock units withheld to pay taxes	(511)	—
Distributions to members	—	(135,451)
Distributions to noncontrolling interests	(4,476)	(5,057)
Net cash used in financing activities	(16,787)	(27,225)
Effect of exchange rate changes on cash	(100)	(32)
Net increase in cash, cash equivalents and restricted cash	7,638	23,161
Cash, cash equivalents and restricted cash — beginning of period	139,578	114,927
Cash, cash equivalents and restricted cash — end of period	$147,216	$138,088
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
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s consolidated financial statements. As of September 30, 2022, MarketWise, Inc. had a 9.0% ownership interest in MarketWise, LLC.
The Company determined that MarketWise, LLC is the primary beneficiary of a VIE, Stansberry Pacific Research, and therefore, the assets, liabilities, and results of operations of that VIE are included in the Company’s consolidated financial statements. For more information on Stansberry Pacific Research, see Note 14 – Variable Interest Entities.
The condensed consolidated financial statements have been prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated in consolidation.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2021 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2022, the results of operations, comprehensive income (loss), stockholders’ deficit / members’ deficit, and cash flows for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
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
Long-lived assets outside the United States were immaterial as of September 30, 2022 and December 31, 2021.
Stock-Based Compensation
Stock-based compensation expenses are included in cost of revenue, sales and marketing, and general and administrative expenses in a manner consistent with the employee’s salary and benefits in the condensed consolidated statements of operations.
2021 Incentive Award Plan
On July 21, 2021, the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) became effective. As of September 30, 2022, MarketWise has reserved a total of 32,938,082 shares of MarketWise Class A common stock for issuance pursuant to the 2021 Incentive Award Plan and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Award Plan is 32,045,000, in each case, subject to certain adjustments set forth therein. See also Note 10 – Stock-Based Compensation.
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
2021 ESPP
As a result of the Transactions, we adopted the 2021 Employee Stock Purchase Plan (“ESPP”) effective on January 1, 2022. Under the ESPP, the Company authorizes the grant of the right to purchase shares of Class A common stock by employees who qualify under the ESPP. As of September 30, 2022, The Company has reserved for issuance a total of 6,557,847 shares of Class A common stock for the ESPP. The current offering period began on July 1, 2022 and ends on December 31, 2022.
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
The Transactions occurred on July 21, 2021. As a result, net income (loss) for the year ended December 31, 2021 was attributed to the pre-Transactions period from January 1, 2021 through July 21, 2021 and to the post-Transactions period from July 22, 2021 through December 31, 2021. Net income (loss) in the pre-Transactions period was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests and in the post-Transactions period was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
Net income for the three and nine months ended September 30, 2022 was fully in the post-Transactions period and therefore attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. As of September 30, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.0% and the noncontrolling interest was 91.0%. For the three months ended September 30, 2022 net income attributable to controlling interests included a $3,868 loss on warrant liabilities and a $1,383 tax provision, and for the nine months ended September 30, 2022 net income attributable to controlling interests included a $14,931 gain on warrant liabilities and a $3,945 tax provision, both of which are 100% attributable to the controlling interest.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Net loss for three and nine months ended September 30, 2021 was attributed to the pre-Transactions period from January 1, 2021 through July 1, 2021 and from July 1, 2021 through July 21, 2021 and to the post-Transactions period from July 22, 2021 through September 30, 2021.
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
Recently Issued and Adopted Accounting Pronouncements
In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU adds contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations. As a result, acquiring entities are required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, instead of fair value. We have early adopted and applied this ASU to the Winans Media transaction (as defined herein). See Note 4 – Acquisitions for additional disclosure on the Winans Media transaction.

3.    Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$118,990	$—	$—	$—	$118,990
Transferred at a point in time	—	169	637	138	944
Total	$118,990	$169	$637	$138	$119,934

	Three Months Ended September 30, 2021
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$139,831	$—	$—	$—	$139,831
Transferred at a point in time	—	423	245	168	836
Total	$139,831	$423	$245	$168	$140,667

	Nine Months Ended September 30, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$382,321	$—	$—	$—	$382,321
Transferred at a point in time	—	606	1,363	456	2,425
Total	$382,321	$606	$1,363	$456	$384,746

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Nine Months Ended September 30, 2021
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$398,362	$—	$—	$—	$398,362
Transferred at a point in time	—	1,968	864	1,317	4,149
Total	$398,362	$1,968	$864	$1,317	$402,511
Revenue recognition by subscription type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Membership subscriptions	$46,915	$50,862	$148,219	$140,893
Term subscriptions	72,075	88,970	234,102	257,470
Non-subscription revenue	944	835	2,425	4,148
Total	$119,934	$140,667	$384,746	$402,511
Revenue for the Membership and Term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue from revenue share arrangements and the sale of print products and events, such as webinars and conferences.
Net revenue by principal geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$119,707	$139,998	$384,419	$400,871
International	227	669	327	1,640
Total	$119,934	$140,667	$384,746	$402,511
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

	As of
	September 30, 2022	December 31, 2021
Contract balances
Accounts receivable	$4,564	$7,805
Obligations for refunds	$4,998	$5,590
Deferred revenue – current	$313,806	$311,543
Deferred revenue – non-current	$371,921	$393,043
We recognized $72,852 and $63,960 of revenue during the three months ended September 30, 2022 and 2021, and $266,246 and $240,638 during the nine months ended September 30, 2022 and 2021, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $4,564 and $7,805 as of September 30, 2022 and December 31, 2021, respectively, related to the timing of cash settlement with our credit card processors.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2022	$203,071
Royalties and sales commissions – additions	27,758
Revenue share and cost per acquisition fees – additions	43,326
Amortization of capitalized costs	(71,570)
Balance at September 30, 2022	$202,585
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three and nine months ended September 30, 2022 and 2021.
Remaining Performance Obligations
As of September 30, 2022, the Company had $690,725 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 46% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Acquisitions
Winans Media
During third quarter 2022, we acquired 100% ownership of certain assets and liabilities from Crowdability, Inc. (“Winans Media transaction”), a provider of financial newsletters, for cash of $12,770. The Winans Media transaction expands our product offerings and our customer base and adds to our talented group of professionals. The Winans Media transaction was accounted for using the acquisition method of accounting for business combinations. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Right of use asset	$50
Goodwill	8,019
Tradenames	709
Customer relationships	9,350
Total assets acquired	18,128
Deferred revenue, current	(2,648)
Operating lease liabilities, current	(22)
Operating lease liabilities, noncurrent	(28)
Deferred revenue, noncurrent	(2,660)
Liabilities assumed	(5,358)
Net assets acquired	$12,770
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition is largely attributable to expanding our copy and editorial talent base and synergies which we expect to achieve from cross-marketing and providing complementary products to our existing and acquired customers and is fully expected to be deductible for tax purposes. The acquired intangible assets related to the Winans Media transaction are amortized over their estimated useful lives.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Accordingly, the tradenames will be amortized over 9.0 years and customer relationships will be amortized over 6.5 years. Amortization for the acquired intangible assets was $217 for the quarter ended September 30, 2022.
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
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition is largely attributable to synergies which we expect to achieve from cross-marketing and providing complementary products to our existing and acquired customers, and is expected to be fully deductible for tax purposes. The acquired intangible assets of Chaikin are amortized over their estimated useful lives. Accordingly, the tradenames will be amortized over 8.5 years and customer relationships will be amortized over 6 years. Amortization for the acquired intangible assets was $174 and $115 for the three months ended September 30, 2022 and 2021, and $515 and $477 for the nine months ended September 30, 2022 and 2021, respectively.
During third quarter 2022, we acquired additional noncontrolling interests totaling 3.7% in Chaikin, to obtain 93.7% ownership for $297.
5.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at December 31, 2021	$23,288
Acquisition – Winans Media transaction	8,019
Balance at September 30, 2022	$31,307

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	September 30, 2022
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$21,718	$(9,223)	$12,495	6.5
Tradenames	4,287	(2,145)	2,142	6.3
Capitalized software development costs	3,002	(1,712)	1,290	2.2
Finite-lived intangible assets, net	29,007	(13,080)	15,927

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$30,094	$(13,080)	$17,014

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,368	$(8,105)	$4,263	4.4
Tradenames	3,578	(1,838)	1,740	5.3
Capitalized software development costs	2,866	(1,344)	1,522	3.1
Finite-lived intangible assets, net	18,812	(11,287)	7,525

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$19,899	$(11,287)	$8,612
We recorded amortization expense related to finite-lived intangible assets of $760 and $513 for the three months ended September 30, 2022 and 2021, and $1,793 and $1,736 for the nine months ended September 30, 2022 and 2021, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $133 and $103 for the three months ended September 30, 2022 and 2021, and $368 and $306 for the nine months ended September 30, 2022 and 2021, respectively.
We recorded additions to capitalized software development costs of $55 and $136 for the three and nine months ended September 30, 2022, respectively. We recorded additions to capitalized software development costs of $347 for the nine months ended September 30, 2021, which includes acquired software of $247.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of September 30, 2022, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2022	$891
2023	3,330
2024	2,843
2025	2,327
2026	2,066
Thereafter	4,470
Finite-lived intangible assets, net	$15,927

6.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	September 30, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$38,049	$—	$—	$38,049
Total assets	38,049	—	—	38,049
Liabilities:
Derivative liabilities, noncurrent	—	—	1,320	1,320
Total liabilities	$—	$—	$1,320	$1,320

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$25,001	$—	$—	$25,001
Total assets	25,001	—	—	25,001
Liabilities:
Derivative liabilities, noncurrent	—	—	2,015	2,015
Warrant Liabilities - Public Warrants	19,599	—	—	19,599
Warrant Liabilities - Private Placement Warrants	—	—	9,733	9,733
Total liabilities	$19,599	$—	$11,748	$31,347
The level 3 liabilities related to our warrants, our Class B Units, and certain employee and non-employee contracts contain embedded derivatives, see Note 8 – Derivative Financial Instruments and Note 10 – Stock-Based Compensation.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of
September 30, 2022
Volatility	36.80%
Discount rate	21.00%
Credit spread	0.10%
Risk-free rate	3.50%
The following table summarizes the change in fair value of the liabilities during the nine months ended September 30, 2022 and 2021:

Balance at January 1, 2022	$31,347
Change in fair value of derivative instruments	(15,626)
Warrants exchanged for Class A common stock (see Note 17 – Warrant Exchange)	(14,401)
Balance at September 30, 2022	$1,320

Balance at January 1, 2021	$597,578
Incremental Class B Units	206,914
Establishment of derivative warrant liabilities on July 21, 2021 (date of the Transactions)	45,021
Change in fair value of derivative instruments	(11,543)
Change in fair value of Class B Units	728,079
Reclassification of Class B Units from liability to equity on July 21, 2021 (date of the Transactions)	$(1,528,228)
Balance at September 30, 2021	$37,821
The following table summarizes the change in fair value of the Class B Units by income statement line item during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$—	$24,028	$—	$136,417
Sales and marketing	—	2,607	—	10,870
General and administrative	—	102,911	—	580,792
Total change in fair value of Class B Units	$—	$129,546	$—	$728,079
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

7.    Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $360 and $21 for the three months ended September 30, 2022 and 2021, and $1,392 and $114 for the nine months ended September 30, 2022 and 2021, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $133 and $145, for the three and nine months ended September 30, 2022, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	September 30, 2022	December 31, 2021
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,458	1,423
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,278	1,278
		3,696	3,661
Less: Accumulated depreciation and amortization		(2,733)	(2,473)
Total property and equipment, net		$963	$1,188
Depreciation and amortization expense for property and equipment was $76 and $116 for the three months ended September 30, 2022 and 2021, and $260 and $340 for the nine months ended September 30, 2022 and 2021, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	September 30, 2022	December 31, 2021
Commission and variable compensation	$19,637	$22,155
Payroll and benefits	3,677	5,164
Other accrued expenses	15,988	19,134
Total accrued expenses	$39,302	$46,453

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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of September 30, 2022, there are embedded derivative instruments outstanding. The following table presents information on the location and amounts of derivative instruments gains and losses:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement
Warrants	Other income, net	$(3,868)	$9,952	$14,931	$9,952
Phantom Interests in Net Income	General and administrative	(160)	(250)	695	2,138
Option	General and administrative	—	115	—	(547)
Total		$(4,028)	$9,817	$15,626	$11,543
See Note 6 – Fair Value Measurements for more information regarding the valuation of our derivative instruments. As more fully described in Note 17 – Warrant Exchange the Private Placement Warrants and Public Warrants were exchanged for Class A common stock of MarketWise, Inc. in September 2022.

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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of September 30, 2022, there were no outstanding advances under the Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of September 30, 2022, we were in compliance with these covenants.

10.    Stock-Based Compensation
During the three and nine months ended September 30, 2022 we recorded stock-based compensation related to our 2021 Incentive Award Plan and our ESPP, and during the three and nine months ended September 30, 2021, we recorded stock-based compensation related to our Class B Units and our 2021 Incentive Award Plan. As more fully described in Note 1, we completed our Transactions in July 2021, and all Class B Units fully vested as of the transaction date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
options that existed under the previous operating agreement, and the Common Units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense.
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of revenue	$438	$46,396	$1,496	$171,312
Sales and marketing	514	32,606	1,655	47,516
General and administrative	1,201	333,563	4,039	842,257
Total stock based-compensation expense	$2,153	$412,565	$7,190	$1,061,085
Total stock-based compensation expense for the three and nine months ended September 30, 2022 includes expenses related to our 2021 Incentive Award Plan and our ESPP, while the total stock-based compensation expense for the three and nine months ended September 30, 2021 includes the vesting of Class B units, the change in fair value of Class B liability awards, profits distributions to Class B unitholders and our 2021 Incentive Award Plan as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
2021 Incentive Award Plan	$2,086	$2,643	$6,828	$2,643
Employee Stock Purchase Plan	67	—	362	—
Vested Class B units and change in fair value of Class B liability awards	—	292,580	—	934,993
Profits distributions to Class B unitholders	—	117,342	—	123,449
Total stock-based compensation expense	$2,153	$412,565	$7,190	$1,061,085
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
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes, including granted, exercised and forfeited, from January 1, 2022 to September 30, 2022 are summarized as follows:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	2,334,490	$8.30	1,935,131	$4.05
Granted	662,689	2.89	—	—
Exercised or vested	(660,363)	8.17	—	—
Forfeited	(102,188)	5.91	(103,120)	4.05
Outstanding at September 30, 2022	2,234,628	$6.69	1,832,011	$4.05
The stock compensation expense related to the RSU and SAR grants was $2,086 and $6,828 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, none of the SARs were exercisable and they have a remaining contractual term of 8.75 years.
Employee Stock Purchase Plan
As a result of the Transactions, the Company adopted the ESPP. Under the ESPP, the Company authorizes the grant of the right to purchase shares of Class A common stock by employees who qualify under the ESPP. The Company has reserved for issuance a total of 6,557,847 shares of Class A common stock. The ESPP became effective on January 1, 2022, and the current offering period began on July 1, 2022 and ends on December 31, 2022.
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
The Company recognized $67 and $362 of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, $224 has been withheld on behalf of employees for the December 31, 2022 purchase date.
Class B Units
For the three and nine months ended September 30, 2021, we recognized stock-based compensation expenses related to the Class B units of $409,922 and $1,058,442, respectively. These amounts include profits distributions to Class B unitholders of $117,342 and $123,449 for the three and nine months ended September 30, 2021, respectively. The amount of stock-based compensation expense related to the Class B Units included in each of the line items in the accompanying condensed consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$—	$45,618	$—	$170,536
Sales and marketing	—	31,507	—	46,417
General and administrative	—	332,797	—	841,489
Total stock based-compensation expense	$—	$409,922	$—	$1,058,442

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The weighted-average grant-date fair value of Class B Units granted was $2,195.16 per unit during the three and nine months ended September 30, 2021.
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
The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and for the period from July 22, 2021 through September 30, 2021:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Period from July 22, 2021 through September 30, 2021
Basic earnings per share:
Numerator:
Net income	$16,509	$73,569	$42,847
Less: Net income attributable to noncontrolling interests	20,521	59,875	33,167
Net income attributable to Class A common shareholders	$(4,012)	$13,694	$9,680

Denominator:
Weighted average shares outstanding (in thousands)	23,533	23,233	24,963

Basic earnings per share	$(0.17)	$0.59	$0.39

Diluted earnings per share:
Numerator:
Net income	$16,509	$73,569	$42,847
Less: Net income attributable to noncontrolling interests	20,521	59,875	33,167
Net income attributable to Class A common shareholders	$(4,012)	$13,694	$9,680

Denominator:
Weighted average shares outstanding (in thousands)	23,566	23,267	24,963

Diluted earnings per share	$(0.17)	$0.59	$0.39
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Public and Private Placement Warrants: the public and Private Placement Warrants were "out of the money" for the period from July 21, 2021 through September 30, 2021, therefore, net income per share excludes any impact of the 20,699,993 public warrants and 10,280,000 Private Placement Warrants. The warrants were out of the money during the portion of the three and nine month periods ending September 30, 2022 prior to the warrant exchange transaction in September 2022. There are no warrants outstanding as of September 30, 2022. For more details on the warrant exchange, see Note 17 – Warrant Exchange.
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
▪Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs as of September 30, 2022. The diluted earnings per share calculation includes the impact of dilutive RSUs, excludes the impact of antidilutive RSUs, and excludes certain RSUs with performance conditions, since the performance conditions have not been met as of September 30, 2022.
▪Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The basic earnings per share calculation includes the impact of the shares that were issued under the ESPP as of June 30, 2022. The diluted earnings per share calculation includes the impact of dilutive shares and excludes the impact of antidilutive shares under the ESPP as of September 30, 2022.

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
The effective income tax rates for the three and nine months ended September 30, 2022 were 7.7% and 5.1%, respectively The effective income tax rates for the three and nine months ended September 30, 2021 were (0.8)% and (0.3)%, respectively. The main driver of the rates in 2021 was stock compensation expense as a result of the Transactions. The main drivers of the increase in the effective tax rate from the second quarter 2022 are the increase in the Company’s ownership of MarketWise, LLC and the discrete impacts of the shortfall related to stock compensation as well as provision to return entries. Our effective tax rate in 2022 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
As part of the Transactions, we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of MarketWise, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. There was no exchange of MarketWise, LLC units as part of the Transactions and there has been no exchange since the closing; therefore, we have not recorded a liability under the TRAs as of September 30, 2022.
As of September 30, 2022, we had no unrecognized tax positions and believe there will be no changes to uncertain tax positions within the next 12 months.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
13.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $637 and $245 for the three months ended September 30, 2022 and 2021, and $1,363 and $864 for the nine months ended September 30, 2022 and 2021, respectively.
We incurred costs related to revenue share agreements with related parties which are capitalized within deferred contract acquisition costs. We capitalized $397 and $1,337 for the three months ended September 30, 2022 and 2021, and $2,167 and $8,921 for the nine months ended September 30, 2022 and 2021, respectively.
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $186 and $347 for the three months ended September 30, 2022 and 2021, and $680 and $960 for the nine months ended September 30, 2022 and 2021, respectively.
We recorded fees paid to members of our Board of Directors of $74 and $226 during the three and nine months ended September 30, 2022, respectively, and $76 for the three and nine months ended September 30, 2021 within related party expense in the accompanying condensed consolidated statement of operations.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise. We recorded $21 and $21 for the three months ended September 30, 2022 and 2021, and $64 and $67 for the nine months ended September 30, 2022 and 2021, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $425 and $1,037 as of September 30, 2022 and December 31, 2021, respectively, of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with our related party are presented net and are included in related party payables, net in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B unitholders. As a result, we recognized $225 and $93 in other income, net for the three months ended September 30, 2022 and 2021, and $478 and $235 for the nine months ended September 30, 2022 and 2021, respectively. Related party receivables related to these services were $478 and $358 as of September 30, 2022 and December 31, 2021, respectively.
We lease offices from related parties. Lease payments made to related parties were $418 and $383 for the three months ended September 30, 2022 and 2021, and $1,337 and $1,150 for the nine months ended September 30, 2022 and 2021, respectively, and rent expense of $588 and $556 were recognized in general and administrative expenses for the three months ended September 30, 2022 and 2021, and $1,729 and $1,668 for the nine months ended September 30, 2022 and 2021, respectively, related to leases with related parties. At September 30, 2022 and December 31, 2021, ROU assets of $9,626 and $10,323 and lease liabilities of $7,295 and $7,545 are associated with leases with related parties.
In April 2020 we provided a loan to a related party and recognized a related party note receivable from the unitholder of $1,148. We recognized $6 and $2 in interest income for the three months ended September 30, 2022 and 2021, and $16 and $7 for the nine months ended September 30, 2022 and 2021, respectively. The related party note receivable balance was $421 and $1,158 as of September 30, 2022 and December 31, 2021, respectively. The interest rate on the loan is variable and was 2.93% as of September 30, 2022. During October 2022, the loan was repaid in full.
In July 2021, the Company’s board approved and made a discretionary, one-time, lifetime-award, non-employee bonus payment of $10,000 to the Company’s founder, who is a Class B common stockholder, which was recorded within related party expense in the condensed consolidated statement of operations.

14.    Variable Interest Entities
We consolidated a VIE based on our ability to exercise power and being the primary beneficiary of the entity including directing the operations and marketing campaigns and sharing customer lists and publications, as of

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
September 30, 2022 and December 31, 2021. There have been no reconsideration events during these periods. The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to MarketWise for the consolidated VIE’s liabilities. The following represents financial information for the consolidated VIE included in the condensed consolidated balance sheets:

	As of
	September 30, 2022	December 31, 2021
Current assets	$3,497	$3,901
Noncurrent assets	230	2
Total assets	$3,727	$3,903

Current liabilities	$—	$274
Total liabilities	$—	$274
15.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$589	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(1,731)	(1,317)
Operating lease right-of-use assets obtained in exchange for lease obligations	(795)	—
Operating lease right-of-use assets obtained in exchange for lease obligations from acquisitions	(50)	(398)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	120	—

	As of September 30,
	2022	2021
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$147,216	$137,588
Restricted cash	—	500
Total	$147,216	$138,088
16.    Shareholders' Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity, as of September 30, 2022. The 3,051,000 Sponsor Earn Out shares held in escrow and the 2,000,000 Management Earn Out shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued and outstanding in the table below.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Authorized	Issued	Outstanding
Common stock - Class A	950,000,000	28,822,502	28,822,502
Common stock - Class B	300,000,000	291,092,303	291,092,303
Preferred stock	100,000,000	—	—
Total	1,350,000,000	319,914,805	319,914,805
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
On November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. We did not repurchase any shares during the three months ended September 30, 2022 and we repurchased 2,484,717 shares totaling $13,054 in aggregate, including fees and commissions of $25 for the nine months ended September 30, 2022. Since the inception of the program we have repurchased 2,984,987 total shares. The maximum dollar value of shares that may yet to be purchased under the plan was $18.6 million as of September 30, 2022
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.
As more fully described in Note 17 – Warrant Exchange below, during September 2022 we issued Class A common stock totaling 5,939,739 in connection with our warrant exchange transaction.

17.    Warrant Exchange
On August 17, 2022, we commenced an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to our outstanding Public Warrants and Private Placement Warrants to purchase shares of Class A common stock at $11.50 per share. Each holder was offered the opportunity to receive 0.1925 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the Offer. Concurrently with the Offer, we solicited consents from holders of the warrants to amend the warrant agreement that governs all of the warrants (the “Warrant Agreement”) to permit us to require that each warrant outstanding upon the closing of the Offer be exchanged for 0.17325 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”).
On September 14, 2022, we concluded the Offer and Consent Solicitation with approximately 96% of the outstanding warrants validly tendered and not withdrawn prior to the expiration of the Offer and Consent

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Solicitation. Accordingly, on September 19, 2022, we issued 5,725,681 shares of Class A common stock in exchange for the 29,743,932 warrants tendered in the Offer.
Additionally, we received the requisite approval of warrant holders to enter into the Warrant Amendment. Accordingly, we and Continental Stock Transfer & Trust Company entered into the Warrant Amendment, dated September 15, 2022, and we exercised our right, in accordance with the terms of the Warrant Amendment, to exchange each warrant that was outstanding upon the closing of the Offer for 0.17325 shares of Class A common stock per warrant. On September 30, 2022, we issued 214,058 shares of Class A common stock in exchange for the 1,236,061 outstanding warrants after closing of the Offering. As a result, there are no outstanding warrants as of September 30, 2022, and the warrants were delisted from trading on the Nasdaq. In connection with the warrant exchange, we paid out a de minimis amount of cash in lieu of fractional shares.
We incurred $2.1 million of costs directly related to the warrant exchange, consisting primarily of dealer manager fees and professional, legal, printing, filing, regulatory, and other costs. These costs were recorded in general and administrative expenses on the condensed consolidated statements of operations as the transactions did not generate any proceeds to us and therefore the costs did not qualify to be deferred or charged to additional paid-in-capital under ASC 340-10-S99-1.

18.    Subsequent Events
Subsequent events have been evaluated through November 3, 2022, which is the date that the financial statements were issued.

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
Third Quarter 2022 Highlights
The following table presents net cash provided by operating activities, and the related margin as a percentage of net revenue, and Adjusted CFFO, a non-GAAP measure, and the related margin as a percentage of Billings, for each of the periods presented. For more information on Adjusted CFFO and Adjusted CFFO Margin, see “— Non-GAAP Financial Measures.”

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net cash provided by (used in) operating activities	$9,901	$(92,598)	N/M	$37,763	$58,620	(35.6)%
Total net revenue	119,934	140,667	(14.7)%	384,746	402,511	(4.4)%
Net cash provided by (used in) operating activities margin	8.3%	(65.8)%		9.8%	14.6%

Adjusted CFFO	$13,091	$34,744	(62.3)%	$40,953	$192,069	(78.7)%
Billings	105,062	138,093	(23.9)%	358,564	578,496	(38.0)%
Adjusted CFFO Margin	12.5%	25.2%		11.4%	33.2%
N/M: Not meaningful

Cash flow from operations increased by $102.5 million, or 110.7%, from a $92.6 million cash outflow for the three months ended September 30, 2021 to a $9.9 million cash inflow for the three months ended September 30, 2022. Cash flow from operations for the three months ended September 30, 2022 was primarily driven by net income of $16.5 million adjusted for net non-cash factors which increased cash by $9.0 million, and net changes in our operating assets and liabilities which reduced cash by $15.6 million, largely due to timing differences in the net receipt of cash.
Adjusted CFFO decreased by $21.7 million, or 62.3%, from $34.7 million for the three months ended September 30, 2021 to $13.1 million for the three months ended September 30, 2022, primarily driven by a decrease of $33.0 million in Billings. The decrease in Adjusted CFFO attributable to Billings was partially offset by reduced marketing spend in third quarter 2022 as part of our cost reduction initiatives. The difference between Adjusted CFFO and CFFO in third quarter 2022 is $3.2 million, which are one-time costs related to our cost reduction initiatives and professional fees related to our warrant exchange transaction. The difference between Adjusted CFFO and CFFO in third quarter 2021 is stock-based compensation associated with $117.3 million of profits distributions to the original Class B unitholders, and a discretionary, one-time, lifetime-award, non-employee bonus payment of $10.0 million. For further information on stock-based compensation, see Note 10 – Stock-Based Compensation to our condensed consolidated financial statements.
Net revenue decreased by $20.7 million, or 14.7%, from $140.7 million for the three months ended September 30, 2021 to $119.9 million for the three months ended September 30, 2022. The decrease in net revenue was primarily driven by a $16.9 million decrease in term subscription revenue.
Billings decreased by $33.0 million, or 23.9%, from $138.1 million for the three months ended September 30, 2021 to $105.1 million for the three months ended September 30, 2022. We believe the decrease is due in large part to reduced engagement of prospective and existing subscribers, as the economy reopened beginning in mid-2021 and as additional external economic and geopolitical factors weighed on prospective and existing subscribers’ mindset throughout 2022, which we believe contributed to them delaying their purchases.
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
Warrant Exchange
On September 19, 2022, we completed an exchange offer relating to our outstanding Public Warrants and Private Placement Warrants, whereby the holders of the warrants were offered 0.1925 shares of our Class A common stock for each outstanding warrant tendered (the “Warrant Exchange Offer”). In connection with the closing of the Warrant Exchange Offer, we issued a total of 5,725,681 shares of common stock in exchange for 29,743,931 warrants. Pursuant to an amendment to the warrant agreement authorized in connection with the Warrant Exchange Offer, on September 30, 2022, the 1,236,062 outstanding warrants that were not tendered in the exchange were converted into 214,058 shares of common stock. As a result of these transactions, there were no warrants outstanding as of September 30, 2022.

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
As of September 30, 2022, our paid subscriber base was 894 thousand, down 71 thousand, or 7.4% as compared to 965 thousand at September 30, 2021. Our base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2019, direct-to-paid acquisition has accounted for approximately two-thirds of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
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
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of September 30, 2022 was $556, which decreased 28.0% from $772 as of September 30, 2021. Our ARPU remained essentially flat over the three-year period ended September 30, 2022, growing from $554 as of September 30, 2019 to $556 as of September 30, 2022. For more information on ARPU, see “Key Business Metrics—Average Revenue Per User.”
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and membership “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our cumulative high-value conversion rate reflects the rate at which Paid Subscribers that have purchased less than $600 of our products over their lifetime convert into subscribers that have purchased more than $600. We believe our cumulative high-value conversion rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our cumulative ultra high-value conversion rate reflects the rate at which high value Paid Subscribers that have purchased more than $600 of our products over their lifetime convert into subscribers that have purchased more than $5,000. We believe our ultra high-value conversion rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. These high-value and ultra high-value subscribers are at the heart of our business model, and are particularly important in periods of time when we are bringing in fewer new subscribers. These high-value and ultra high-value subscribers continue to see the value in our products and are continuing to purchase products at rates similar to historic trends, which is currently driving the majority of our Billings. As of September 30, 2022, our cumulative high-value conversion rate and cumulative ultra high-value conversion rate were 42% and 37%, respectively.
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
Landing Page Visits: The cumulative number of visits to our standalone web pages created specifically for each marketing campaign. We believe landing page visits are a measure of customer engagement.
LTV/CAC ratio: We calculate our LTV/CAC ratio as LTV divided by CAC (each, as defined below). We use LTV/CAC ratio because it is a standard metric for subscription-based businesses, and we believe that an LTV/CAC ratio above 3x is considered to be indicative of strong profitability and marketing efficiency. We believe that an increasing LTV per subscriber reflects our existing subscribers recognizing our value proposition, which will expand their relationship with us across our platform over time, either through a combination of additional product purchases or by joining our membership offerings. Investors should consider this metric when evaluating our ability to achieve a return on our marketing investment. Lifetime value (“LTV”) represents the average margin on average customer lifetime Billings (that is, the estimated cumulative spend across a customer’s lifetime). Customer acquisition cost (“CAC”) is defined as direct marketing spend, plus external revenue share expense, plus retention and renewal expenses, plus copywriting and marketing salaries, plus telesales salaries and commissions, plus customer service commissions.
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

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,			As of and for the Three Months Ended June 30, 2022
	2022	2021	% change	2022	2021	% change		% change
Free Subscribers	15,415,263	12,800,655	20.4%	15,415,263	12,800,655	20.4%	14,972,985	3.0%
Paid Subscribers	893,764	964,907	(7.4)%	893,764	964,907	(7.4)%	897,941	(0.5)%
ARPU	$556	$772	(28.0)%	$556	$772	(28.0)%	$580	(4.1)%
Billings (in thousands)	$105,062	$138,093	(23.9)%	$358,564	$578,496	(38.0)%	$117,507	(10.6)%
Free Subscribers. Free Subscribers are defined as unique subscribers who have subscribed to one of our free investment publications via a valid email address and continue to remain directly opted in, excluding any Paid Subscribers who also have free subscriptions. Free subscriptions are often daily publications that include some commentary about the stock market, investing ideas, or other specialized topics. Included within our free publications are advertisements and editorial support for our current marketing campaigns. While subscribed to our publications, Free Subscribers learn about our editors and analysts, get to know our products and services, and learn more about ways we can help them be better investors.
Free Subscribers increased by 2.6 million, or 20.4%, to 15.4 million at September 30, 2022 as compared to 12.8 million at September 30, 2021.
Free Subscribers increased by 0.4 million, or 3.0%, to 15.4 million as of September 30, 2022 as compared to 15.0 million as of June 30, 2022. This growth was driven by our continued lead generation efforts.
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
Total Paid Subscribers decreased by 71 thousand, or 7.4%, to 894 thousand as of September 30, 2022 as compared to 965 thousand at September 30, 2021, driven by a combination of decreased overall consumer engagement as the economy reopened in mid-2021, an outsized new subscriber cohort from first quarter 2021 yielding additional churned subscribers in first quarter 2022, combined with an overall challenging economic environment that has persisted through third quarter 2022. The decreases from these factors were partially offset by the addition of approximately 16 thousand paid subscribers that joined our list as a result of the Winans Media transaction in third quarter 2022.
Total Paid Subscribers decreased by 4 thousand, or 0.5%, to 894 thousand as of September 30, 2022 as compared to 898 thousand as of June 30, 2022. We believe the volatility across asset classes, high-inflation environment, and fears of recession have left prospective and existing subscribers hesitant to purchase or upgrade as they assess the latest economic data and the Federal Reserve’s potential next steps. These trends, which began in first quarter 2022, have continued to slow our new subscriber acquisition through third quarter

2022. The decreases from these factors were partially offset by the addition of approximately 16 thousand paid subscribers that joined our list with the Winans Media transaction in third quarter 2022.
Subscriber count churn has ranged from approximately 1.8% to 2.3% per month between 2019 and 2021. While churn jumped in first quarter 2022 due to the outsized impact of our largest ever new subscriber cohort a year earlier, it returned to historical levels in third quarter 2022. Consistent with previous quarters, almost all of the subscribers who churned in third quarter 2022 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 90% from 2019 to 2021, is a more meaningful gauge of subscriber satisfaction.
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
ARPU decreased by $216, or 28.0%, to $556 as of September 30, 2022 as compared to $772 as of September 30, 2021. The year-over-year decrease was driven by a 31% decrease in trailing four quarter Billings, while trailing four quarter average Paid Subscribers only decreased by 4%. The decrease in trailing four quarter Billings is due in part to the volatility across asset classes, high-inflation environment, and fears of recession that have persisted since first quarter 2022, which we believe has left prospective and existing subscribers hesitant to purchase or upgrade as they assess the latest economic data and the Federal Reserve’s potential next steps. Most of our new subscribers join us via entry level publications, which are generally at lower price points, and thus are initially dilutive to ARPU.
ARPU decreased by $24, or 4.2%, to $556 as of September 30, 2022 as compared to $580 as of June 30, 2022. The sequential decrease was driven by a 6% decrease in trailing four quarter Billings, while trailing four quarter average Paid Subscribers only decreased 2%. The decrease in trailing four quarter Billings is due in part to the volatility across asset classes, high-inflation environment, and fears of recession that have persisted since first quarter 2022, which we believe has left prospective and existing subscribers hesitant to purchase or upgrade as they assess the latest economic data and the Federal Reserve’s potential next steps. The decrease in trailing four quarter Paid Subscribers is a function of decreasing new subscriber acquisition in the face of a volatile investing environment that has persisted through the first three quarters of 2022.
While they have declined somewhat recently, our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 1.0 year for December 31, 2021, and was 0.6 and 0.8 years for December 31, 2020 and December 31, 2019, respectively. We have experienced a payback period in the range of 0.6 to 1.0 years reliably over the past three years, despite the increases in customer acquisition costs that the digital subscription industry has experienced in recent years. The payback period reached the low side of the historical range in 2020 as a result of expanded conversion rates and, to a far lesser degree, decreasing costs for media spend as demand dropped as a result of the pandemic. We have seen the costs for media spend revert back to higher rates in 2021 and these have continued through third quarter of 2022.
We have shown that over time, subscribers have continued to invest in our platform, which have tended to drive increases in ARPU. As of September 30, 2022, we have 3% and 12% more high value and ultra-high value subscribers, respectively, than we did a year ago.
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
Billings decreased by $33.0 million, or 23.9%, to $105.1 million for the quarter ended September 30, 2022 as compared to $138.1 million for the quarter ended September 30, 2021. We believe the decrease is due in large part to reduced engagement of prospective and existing subscribers. This began in the second half of 2021 as consumers prioritized travel and leisure in lieu of spending time focusing on their investments. First quarter 2022 brought additional challenges with uncertainty stemming from external factors such as 40-year high inflation, volatility across asset classes, federal reserve tightening, and the war in Ukraine. These same factors have persisted into third quarter 2022, which we believe further contributed to prospective and existing subscribers delaying their purchases.
Approximately 33% of our Billings in third quarter 2022 came from membership subscriptions, 66% from term subscriptions, and 1% from other Billings, as compared to 45% from membership subscriptions, 54% from term subscriptions, and 1% from other Billings third quarter 2021.
Billings decreased by $12.4 million, or 11%, to $105.1 million for third quarter 2022 as compared to $117.5 million for second quarter 2022. Overall conversion rates were nearly identical in third quarter 2022 compared to the first and second quarters 2022. The decline in Billings was driven by two factors. First, our lower-priced entry level subscriptions declined in close proportion to the decline in direct marketing spend instituted as part of our cost reduction initiatives. Additionally, conversion rates and thus Billings declined in third quarter 2022 as compared to second quarter 2022 as subscribers continued to delay additional purchases.
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
During the three and nine months ended September 30, 2022 we recorded stock-based compensation related to our 2021 Incentive Award Plan and our ESPP, and during the three and nine months ended September 30, 2021, we recorded stock-based compensation related to our Class B Units.
We recognized stock-based compensation expenses related to our 2021 Incentive Award Plan and our ESPP of $2.2 million and $7.2 million during the three and nine months ended September 30, 2022, respectively.
Stock-based compensation expense during 2021 is primarily related to the Class B Units. Prior to the Transactions, the Class B Units were classified as liabilities as opposed to equity and remeasured to fair value at the end of each reporting period, with the change in fair value being charged to stock-based compensation expense. Because the Class B Units were classified as liabilities on our consolidated balance sheet prior to the Transactions, all profits distributions made to the holders of the Class B Units were considered to be stock-based compensation expenses. We recognized stock-based compensation expenses related to the Class B Units of $409.9 million and $1,058.4 million for the three and nine months ended September 30, 2021, respectively.
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
Total stock-based compensation expenses include profits distributions to holders of Class B Units of $117.3 million and $123.4 million for the three and nine months ended September 30, 2021, respectively.
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
The total amount of stock-based compensation expense included within each of the respective line items in the condensed consolidated statement of operations is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$438	$46,396	$1,496	$171,312
Sales and marketing	514	32,606	1,655	47,516
General and administrative	1,201	333,563	4,039	842,257
Total stock based-compensation expense	$2,153	$412,565	$7,190	$1,061,085

Cost of Revenue
Cost of revenue consists primarily of payroll and payroll-related costs associated with producing and publishing MarketWise’s content, hosting fees, customer service, credit card processing fees, product costs, and allocated overhead. Cost of revenue is exclusive of depreciation and amortization, which is shown as a separate line item.
Within cost of revenue are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $0.4 million and $1.5 million for the three and nine months ended September 30, 2022, respectively. Cost of revenue also includes stock-based compensation expenses related to the Class B units of $45.6 million and $170.5 million for the three and nine months ended September 30, 2021, respectively, which include profits distributions to holders of Class B Units of $21.6 million and $22.8 million, respectively.
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
Within sales and marketing expenses are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $0.5 million and $1.7 million for the three and nine months ended September 30, 2022, respectively.
Sales and marketing expenses also includes stock-based compensation expenses related to the Class B Units of $31.5 million and $46.4 million for the three and nine months ended September 30, 2021, respectively, which include profits distributions to holders of Class B Units of $3.8 million for the nine months ended September 30, 2021.
Sales and marketing continues to be one of our largest operating expenses. In periods of time when unit subscriber acquisition costs are lower, we would expect that our sales and marketing expense would increase as we seek to add significant numbers of new subscribers. However, because we incur sales and marketing expenses up front when we launch campaigns to drive sales, while we recognize net revenue ratably over the underlying subscription term, we expect that our sales and marketing expense will fluctuate as a percentage of our net revenue over the long term. Sales and marketing expenses may fluctuate further as a result of acquisitions, joint ventures, cost reduction initiatives, or other strategic transactions.
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
Within general and administrative expenses are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $1.2 million and $4.0 million for the three and nine months ended

September 30, 2022. General and administrative expenses also include stock-based compensation expenses related to the Class B Units of $332.8 million and $841.5 million for the three and nine months ended September 30, 2021, which includes profits distributions to holders of Class B Units of $92.2 million and $96.8 million, respectively.
We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. General and administrative expenses may fluctuate further as a result of acquisitions, joint ventures, cost reduction initiatives, or other strategic transactions.
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
Net Income (Loss) Attributable to Noncontrolling Interests
The Transactions occurred on July 21, 2021. As a result, net income (loss) for the year ended December 31, 2021 was attributed to the pre-Transactions period from January 1, 2021 through July 21, 2021 and to the post-Transactions period from July 22, 2021 through December 31, 2021. Net income (loss) in the pre-Transactions period was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests and in the post-Transactions period was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
•Net income for the nine months ended September 30, 2022 was fully in the post-Transactions period and therefore attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. As of September 30, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.0% and the noncontrolling interest was 91.0%. For the three months ended September 30, 2022 net income attributable to controlling interests included a $3.9 million loss on warrant liabilities and a $1.4 million tax provision, and for the nine months ended September 30, 2022 net income attributable to controlling interests included a $14.9 million gain on warrant liabilities and a $3.9 million tax provision, both of which are 100% attributable to the controlling interest.

•Net loss for three and nine months ended September 30, 2021 was attributed to the pre-Transactions period from January 1, 2021 through July 1, 2021 and from July 1, 2021 through July 21, 2021 and to the post-Transactions period from July 22, 2021 through September 30, 2021.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$119,297	$140,422	$383,383	$401,647
Related party revenue	637	245	1,363	864
Total net revenue	119,934	140,667	384,746	402,511
Operating expenses:
Cost of revenue(1)(2)	14,482	62,024	48,328	221,662
Sales and marketing(1)(2)	51,635	82,558	184,922	231,269
General and administrative(1)(2)	28,986	356,286	79,895	928,376
Research and development(1)(2)	2,173	2,137	6,740	5,842
Depreciation and amortization	836	629	2,053	2,076
Related party expense	96	10,097	290	10,144
Total operating expenses	98,208	513,731	322,228	1,399,369
Income (loss) from operations	21,726	(373,064)	62,518	(996,858)
Other (expense) income, net	(3,651)	9,859	15,568	10,162
Interest (expense) income, net	(183)	5	(572)	17
Income (loss) before income taxes	17,892	(363,200)	77,514	(986,679)
Income tax expense	1,383	3,085	3,945	3,085
Net income (loss)	16,509	(366,285)	73,569	(989,764)
Net income attributable to noncontrolling interests	20,521	33,248	59,875	32,117
Net (loss) income attributable to MarketWise, Inc.	$(4,012)	$(399,533)	$13,694	$(1,021,881)
__________________
(1)Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$438	$46,396	$1,496	$171,312
Sales and marketing	514	32,606	1,655	47,516
General and administrative	1,201	333,563	4,039	842,257
Total stock-based compensation expense	$2,153	$412,565	$7,190	$1,061,085
(2)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	12.1%	44.1%	12.6%	55.1%
Sales and marketing(1)	43.1%	58.7%	48.1%	57.5%
General and administrative(1)	24.2%	253.3%	20.8%	230.6%
Research and development(1)	1.8%	1.5%	1.8%	1.5%
Depreciation and amortization	0.7%	0.4%	0.5%	0.5%
Related party expense	0.1%	7.2%	0.1%	2.5%
Total operating expenses	81.9%	365.2%	83.8%	347.7%
Income (loss) from operations	18.1%	(265.2)%	16.2%	(247.7)%
Other income (expense), net	(3.0)%	7.0%	4.0%	2.5%
Interest (expense) income, net	(0.2)%	0.0%	(0.1)%	0.0%
Income (loss) before income taxes	14.9%	(258.2)%	20.1%	(245.1)%
Income tax expense	1.2%	2.2%	1.0%	0.8%
Net income (loss)	13.8%	(260.4)%	19.1%	(245.9)%
Net income (loss) attributable to noncontrolling interests	17.1%	23.6%	15.6%	8.0%
Net income (loss) attributable to MarketWise, Inc.	(3.3)%	(284.0)%	3.6%	(253.9)%

__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021
Net Revenue

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2022	2021
Net revenue	$119,934	$140,667	$(20,733)	(14.7)%
Net revenue decreased by $20.7 million, or 14.7%, from $140.7 million for the three months ended September 30, 2021 to $119.9 million for the three months ended September 30, 2022. The decrease in net revenue was primarily driven by a $16.9 million decrease in term subscription revenue.
Term subscription revenue decreased during the three months ended September 30, 2022 primarily due to lower Billings as compared to the 2021 period which was driven by reduced engagement of prospective and existing subscribers in the 2022 period.

Operating Expenses

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2022	2021
Operating expenses:
Cost of revenue	$14,482	$62,024	$(47,542)	(76.7)%
Sales and marketing	51,635	82,558	(30,923)	(37.5)%
General and administrative	28,986	356,286	(327,300)	(91.9)%
Research and development	2,173	2,137	36	1.7%
Depreciation and amortization	836	629	207	32.9%
Related party expenses	96	10,097	(10,001)	(99.0)%
Total operating expenses	$98,208	$513,731	$(415,523)	(80.9)%
Cost of Revenue
Cost of revenue decreased by $47.5 million, or 76.7%, from $62.0 million for the three months ended September 30, 2021 to $14.5 million for the three months ended September 30, 2022, primarily driven by a decrease of $45.6 million in stock-based compensation expense related to holders of Class B Units, a $0.8 million decrease in credit card fees, a $0.7 million decrease in outsourced customer service, and a $0.3 million decrease in stock-based compensation expense related to awards under the 2021 Incentive Award Plan.
Approximately $21.6 million of the decrease in Class B stock-based compensation expense was due to distributions, and $24.0 million of the decrease was related to the change in fair value of the Class B units, both of which were related to the Transactions.
Sales and Marketing
Sales and marketing expense decreased by $30.9 million, or 37.5%, from $82.6 million for the three months ended September 30, 2021 to $51.6 million for the three months ended September 30, 2022, primarily driven by a decrease of $31.5 million in stock-based compensation expense related to holders of Class B Units, and a $5.1 million decrease in direct marketing expense as part of our cost reduction initiatives and in response to higher per unit subscriber acquisition costs resulting from higher post-COVID increases in demand for display advertising, which was partially offset by a $6.1 million increase in amortization of deferred contract acquisition costs.
Approximately $3.5 million of the decrease in Class B stock-based compensation expense was due to distributions, and $28.0 million of the decrease was related to the change in fair value of the Class B units, both of which were related to the Transactions.
General and Administrative
General and administrative expense decreased by $327.3 million, or 91.9%, from $356.3 million for the three months ended September 30, 2021 to $29.0 million for the three months ended September 30, 2022, primarily driven by a decrease of $332.8 million in stock-based compensation related to holders of Class B Units, and a $1.8 million decrease in incentive compensation. This was partially offset by a $6.6 million increase in professional fees, of which $2.1 million related to the warrant exchange transaction. The remainder of the increase was primarily due to capitalized professional fees related to the Transactions in third quarter 2021.
Approximately $92.2 million of the decrease in Class B stock-based compensation expense was due to distributions, and $240.6 million of the decrease was related to the change in fair value of the Class B units, which was related to the Transactions.

Comparison of Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021
Net Revenue

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
Net revenue	$384,746	$402,511	$(17,765)	(4.4)%
Net revenue decreased by $17.8 million, or 4.4%, from $402.5 million for the nine months ended September 30, 2021 to $384.7 million for the nine months ended September 30, 2022. The decrease in net revenue was primarily driven by a $23.4 million decrease in term subscription revenue and a $1.7 million decrease in non-subscription revenue, partially offset by a $7.3 million increase in membership subscription revenue.
Term subscription revenue decreased during the nine months ended September 30, 2022 primarily due to lower Billings as compared to the 2021 period — our highest Billings in company history — which was driven by reduced engagement of prospective and existing subscribers in the 2022 period. Membership subscription revenue for the nine months ended September 30, 2022 benefited from the recognition of the deferred revenue we recorded in prior years. Membership subscription revenue, which is initially deferred and recognized over a five-year period, increased as a result of higher volume of membership subscriptions in current and prior years, which continued to benefit us for the nine months ended September 30, 2022.
Operating Expenses

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
Operating expenses:
Cost of revenue	$48,328	$221,662	$(173,334)	(78.2)%
Sales and marketing	184,922	231,269	(46,347)	(20.0)%
General and administrative	79,895	928,376	(848,481)	(91.4)%
Research and development	6,740	5,842	898	15.4%
Depreciation and amortization	2,053	2,076	(23)	(1.1)%
Related party expenses	290	10,144	(9,854)	(97.1)%
Total operating expenses	$322,228	$1,399,369	$(1,077,141)	(77.0)%
Cost of Revenue
Cost of revenue decreased by $173.3 million, or 78.2%, from $221.7 million for the nine months ended September 30, 2021 to $48.3 million for the nine months ended September 30, 2022, primarily driven by a $170.5 million decrease in stock-based compensation related to holders of Class B Units, a $4.5 million decrease in credit card fees, a $1.1 million decrease in freelance editorial expense, and a $1.0 million decrease in outsourced customer service. This is partially offset by a $3.0 million increase in salaries, taxes and benefits, and a $0.7 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan.
Approximately $22.8 million of the decrease in Class B stock-based compensation expense was due to distributions, and $147.7 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
Sales and Marketing
Sales and marketing expense decreased by $46.3 million, or 20.0%, from $231.3 million for the nine months ended September 30, 2021 to $184.9 million for the nine months ended September 30, 2022, primarily driven by a $46.4 million decrease in stock-based compensation related to holders of Class B Units, and a $25.8 million decrease in marketing expense as we have reduced our marketing spend as part of our cost reduction initiatives and due to higher per unit subscriber acquisition costs resulting from higher post-COVID increases in demand for display advertising. This is partially offset by a $20.7 million increase in amortization of deferred contract acquisition costs, and a $4.5 million increase in salaries, taxes and benefits.
Approximately $3.8 million of the decrease in Class B stock-based compensation expense was due to distributions, and $42.6 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.
General and Administrative
General and administrative expense decreased by $848.5 million, or 91.4%, from $928.4 million for the nine months ended September 30, 2021 to $79.9 million for the nine months ended September 30, 2022, primarily driven by a $841.5 million decrease in stock-based compensation related to holders of Class B Units, a $14.4 million decrease in incentive compensation and profits interest expenses, and a $5.1 million decrease related to sales tax. This was partially offset by a $4.1 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP, a $3.3 million increase in salaries, taxes and benefits due to higher headcount, a $2.3 million increase in software expense, a $1.9 million increase in insurance expense, and a $1.9 million increase in professional fees, primarily due to higher fees related to the warrant exchange transaction and fees capitalized related to the Transactions in third quarter 2021.
Approximately $96.8 million of the decrease in Class B stock-based compensation expense was due to distributions, and $744.7 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, all of which were related to the Transactions.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that the below non-GAAP financial measures are useful in evaluating our ability to generate cash. We use the below non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance, and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. This non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change
Adjusted CFFO	$13,091	$34,744	(62.3)%	$40,953	$192,069	(78.7)%
Adjusted CFFO Margin	12.5%	25.2%		11.4%	33.2%
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

We believe that Adjusted CFFO and Adjusted CFFO Margin are useful indicators that provide information to management and investors about our ability to generate cash, to facilitate comparison of our results to those of peer companies over multiple periods, and for internal planning and forecasting purposes.
We have presented Adjusted CFFO because we believe it provides investors with greater comparability of our ability to generate cash without the effects of stock-based compensation expense related to holders of Class B Units that will not continue following the consummation of the Transactions, in which all Class B Units were converted into Common Units. Following the consummation of the Transactions, we will make certain tax distributions to the MarketWise Members in amounts sufficient to pay individual income taxes on their respective allocation of the profits of MarketWise, LLC at then prevailing individual income tax rates. These distributions will not be recorded on MarketWise, Inc.’s income statement, and will be reflected on MarketWise, Inc.’s cash flow statement as cash used in financing activities. The cash used to make these distributions will not be available to us for use in the business.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change
Net cash provided by operating activities	$9,901	$(92,598)	N/M	$37,763	$58,620	(35.6)%
Profits distributions to Class B unitholders included in stock-based compensation expense	—	117,342	(100.0)%	—	123,449	(100.0)%
Non-recurring expenses	3,190	10,000	(68.1)%	3,190	10,000	(68.1)%
Adjusted CFFO	$13,091	$34,744	(62.3)%	$40,953	$192,069	(78.7)%
N/M: Not meaningful

The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% change	2022	2021	% change
Net cash provided by operating activities	$9,901	$(92,598)	N/M	$37,763	$58,620	(35.6)%
Total net revenue	119,934	140,667	(14.7)%	384,746	402,511	(4.4)%
Net cash provided by operating activities margin	8.3%	(65.8)%		9.8%	14.6%

Adjusted CFFO	$13,091	$34,744	(62.3)%	$40,953	$192,069	(78.7)%
Billings	105,062	138,093	(23.9)%	358,564	578,496	(38.0)%
Adjusted CFFO Margin	12.5%	25.2%		11.4%	33.2%
Adjusted CFFO decreased by $21.7 million, or 62%, from $34.7 million for the three months ended September 30, 2021 to $13.1 million for the three months ended September 30, 2022, primarily driven by a decrease of $33.0 million in Billings. Adjusted CFFO this quarter was impacted by net changes in working capital, excluding changes in deferred revenue and changes in deferred contract acquisition costs, which decreased cash by $6.0 million, largely due to a decrease in accrued expenses this quarter. The difference between Adjusted CFFO and CFFO in third quarter 2022 is $3.2 million, which are one-time costs related to our cost reduction initiatives and professional fees related to our warrant exchange transaction. The difference between Adjusted CFFO and CFFO in third quarter 2021 is stock-based compensation associated with $117.3 million of profits distributions to the original Class B unitholders, and a discretionary, one-time, lifetime-award, non-employee bonus payment of $10.0 million.
Adjusted CFFO decreased by $151.1 million, or 79%, from $192.1 million for the nine months ended September 30, 2021 to $41.0 million for the nine months ended September 30, 2022, primarily driven by a decrease of $219.9 million in Billings. Adjusted CFFO for the nine months ended September 30, 2022 was impacted by net changes in working capital, excluding changes in deferred revenue and changes in deferred contract acquisition costs, which decreased cash by $10.6 million. The difference between Adjusted CFFO and CFFO for the nine months ended September 30, 2022 is $3.2 million, which are one-time costs related to our cost reduction initiatives and professional fees related to our warrant exchange transaction. The difference between Adjusted CFFO and CFFO for the nine months ended September 30, 2021 is stock-based compensation associated with $123.4 million of profits distributions to the original Class B unitholders.
The Effect of the COVID-19 Pandemic
COVID-19 was declared a pandemic by the World Health Organization and has spread across the globe, impacting worldwide activity and financial markets. COVID-19 has had a significant impact on the global supply chain, financial markets, trading activities, and consumer behavior, and the expected duration of these impacts remain uncertain.
We have continued to operate our business without much disruption during the pandemic, and we required our employees to work remotely in response to stay-at-home orders imposed by the U.S. and local governments in March 2020. While COVID-19 has impacted the sales and profitability of many companies’ businesses over this period, it had not negatively impacted our net revenues during its peak periods. However, as the effect of COVID-19 has declined, we have seen a decline in consumer engagement as compared to the peak COVID-19 period, which in turn has had an effect of reducing our revenues and profitability.
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

Liquidity and Capital Resources
General
As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $147.2 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. Our 2021 Credit Facility (as defined and further discussed below) can be used to finance permitted acquisitions, for working capital and general corporate purposes. We expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
A substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheets. Deferred revenue consists of the unearned portion of customer Billings, which is recognized as net revenue in accordance with our revenue recognition policy. As of September 30, 2022, we had deferred revenue of $690.7 million, of which $318.8 million was recorded as a current liability and is expected to be recognized as net revenue over the next 12 months, provided all other revenue recognition criteria have been met.
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
Share Repurchase Program
As previously disclosed in our Annual Report, on November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. We did not repurchase any shares during the three months ended September 30, 2022 and during the nine months ended September 30, 2022, we repurchased 2,484,717 shares totaling $13.1 million in the aggregate, including fees and commissions of $25. Since the inception of the program we have repurchased 2,984,987 total shares.
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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of September 30, 2022, there were no outstanding advances under the 2021 Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of September 30, 2022, we were in compliance with these covenants.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$37,763	$58,620
Net cash used in investing activities	(13,238)	(8,202)
Net cash used in financing activities	(16,787)	(27,225)

Operating Activities
For the nine months ended September 30, 2022, net cash provided by operating activities was $37.8 million, primarily due to net income of $73.6 million, adjusted for net non-cash items which reduced cash by $0.9 million, and net changes in our operating assets and liabilities which reduced cash by $34.9 million, largely due to timing differences in the net receipt of cash. The non-cash items include a change in fair value of derivative liabilities of $15.6 million, which was partially offset by stock-based compensation expense and deferred income taxes of $7.2 million and $3.6 million, respectively. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $24.8 million due to our overall decrease in sales, a decrease in accrued expenses, which decreased cash by $7.2 million, a decrease in other current and long-term liabilities, which decreased cash by $4.2 million, partially offset by a decrease in accounts receivable due to our overall decrease in sales, which increased cash by $3.2 million.
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
Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was $13.2 million, primarily driven by the payment of $12.8 million related to the Winans Media transaction.
For the nine months ended September 30, 2021, net cash used in investing activities was $8.2 million, primarily driven by the payment of $7.1 million related to the acquisition of Chaikin, and $0.9 million to acquire intangible assets.
Financing Activities
For the nine months ended September 30, 2022, net cash used in financing activities was $16.8 million, primarily due to $13.1 million in share repurchases and $4.5 million in distributions to noncontrolling interests.
For the nine months ended September 30, 2021, net cash used in financing activities was $27.2 million, primarily due to $135.5 million in distributions to members and $5.1 million in distributions to noncontrolling interests, which is offset by a $113.3 million inflow from proceeds from the Transactions.
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
We also offer membership subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually thereafter. Certain upfront fees on membership subscriptions are paid in installments over a 12-month period and, from time to time, over multiple years. We recognize revenue related to membership subscriptions over the estimated customer lives, which is five years. Management has determined the estimated life of membership customers based on historic customer attrition rates. The estimated life of membership customers was five years for the three and nine months ended September 30, 2022 and 2021, and for each of the years ended December 31, 2021, 2020, and 2019.
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
We capitalize incremental costs that are directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered and if we expect the benefit of these costs to be longer than one year. We have elected to utilize the practical expedient and expense costs to obtain a contract with a subscriber when the expected benefit period is one year or less. Our capitalizable incremental costs include sales commissions to employees and fees paid to marketing vendors that are generally calculated as a percentage of the customer sale. We also capitalize revenue share fees that are payable to other companies, including related parties, who share their customer lists with us for each successful sale we make to a customer from their list. Capitalized costs are amortized on a straight-line basis over the shorter of the expected customer life and the expected benefit related directly to those costs, which is approximately four years. The amortization period for contract costs was approximately four years for the three and nine months ended September 30, 2022 and 2021, and for each of the years ended December 31, 2021, 2020, and 2019.
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
Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing assets acquired and liabilities assumed include, but are not limited to, future expected cash flows from acquired customers, trade names, acquired technology from a market participant perspective, and determining useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. While management believes the assumptions and estimates it has made in the past have been appropriate, they are inherently uncertain and subject to refinement. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. We did not have significant measurement period adjustments during the three and nine months ended September 30, 2022 and 2021, and for each of the years ended December 31, 2021, 2020, and 2019.
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
Recently Issued Accounting Pronouncements
See the section titled “Recently Issued and Adopted Accounting Pronouncements” in Note 2 of the notes to our condensed consolidated financial statements included in this Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We had cash and cash equivalents of $147.2 million and $139.1 million as of September 30, 2022 and

December 31, 2021, respectively, which consisted of bank deposits, money market funds, and certificates of deposit. We hold cash with federally insured financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with high-quality financial institutions and periodically evaluating the credit quality of those institutions.
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
We also have exposure in changing interest rates in connection with our Credit Facility. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors. and other factors beyond our control. A hypothetical 1% increase or decrease in market interest rates during the nine months ended September 30, 2022 would not result in a material change to our condensed consolidated financial statements.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Remediation Efforts to Address the Material Weaknesses
We have taken a number of remediation actions during the year ended December 31, 2021, and during the nine months ended September 30, 2022, and are continuing with our efforts, including:
•hiring personnel with appropriate levels of experience in accounting, technology, and internal controls;
•engaging a professional accounting services firm to help us document and assess our internal controls for complying with the Sarbanes-Oxley Act;
•implementing a risk assessment over financial reporting controls;
•implementing a cyber security risk assessment; and
•implementing a new revenue recognition application and associated financial reporting controls.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weaknesses described above. As such, we have concluded that the material weaknesses have not been fully remediated as of September 30, 2022.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
In November 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. There were no share repurchases made by or on behalf of the Company of its common stock during the three months ended September 30, 2022. The maximum dollar value of shares that may yet to be purchased under the plan was $18.6 million as of September 30, 2022.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
4.1
Amendment No. 1 to Warrant Agreement, dated September 15, 2022, by and between MarketWise, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 15, 2022).

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

MARKETWISE, INC.

Date: November 3, 2022	By:	/s/ James McGinness
	Name:	James McGinness
	Title:	Acting Chief Financial Officer