Form 10-K
period 2022-12-31
MARKETWISE, INC.
filed 2023-03-31
CIK 1805651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Market on June 30, 2022 was approximately $48.2 million.
As of March 27, 2023, there were 34,827,077 shares of the registrant’s Class A common stock and 291,092,303 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report financial results could be adversely affected.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of federal securities law, and as such are not historical facts. This includes, without limitation, statements regarding our financial position and business strategy, and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this report, including, but not limited to:
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
Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research brands such as Stansberry Research, Palm Beach Research Group, Chaikin Analytics, InvestorPlace, and Empire Financial Research. Our entire investment research product portfolio is 100% digital and channel agnostic. We offer our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
As a result of the expansion of the business, we now have 93 editors and analysts covering a broad spectrum of investments, ranging from commodities to equities, to distressed debt and cryptocurrencies. We offer 43 free and 150 paid products on multiple platforms through our 12 primary customer-facing brands. This diversity of content has allowed our business to succeed and our subscription base to grow through the many economic cycles in our over 20-year history.
We have an engaged subscriber base of approximately 841 thousand Paid Subscribers and a large and growing audience of over 15.7 million Free Subscribers.
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
As a result, the U.S. self-directed investor population is approximately 88 million people in 2022. And this self-directed population is growing by nearly 15% each year, and is expected to increase to approximately 115 million investors by 2024.1
These factors have combined to motivate individual investors to take control of their investment decision-making. These self-directed investors tend to lag the market indices so they seek the expert information to educate
1 Source: Celent Wealth Management, Self-Directed Retail Investment Market Study, March 2021

and empower themselves to manage their own portfolios. As more investors take the self-directed approach to managing their financial future, there is significant demand for investment ideas, education, and market intelligence.
Demographic shifts are increasing demand for our products. Approximately 17% of the U.S. population are individuals over the age of 65.2 And that cohort is growing rapidly, with roughly 10,000 Americans reaching retirement age every day.3 Many of these people have significant retirement accounts on which they rely.
In addition, 65% of Millennials—people born between 1980 and 1994—identify themselves as “self-directed” investors.4 As the Millennials continue to age and grow their investment portfolios, we have a significant opportunity to serve that demographic and grow our business.
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
Experienced analysts, with their own unique investment strategies and philosophies, lead our brands. As a result, we do not promote a single, unified view of the markets, but instead we publish a mosaic of opinions, recommendations, and strategies.
This multi-brand approach gives our work far greater breadth, creating more diverse opportunities for our subscribers. Our brands are linked, however, by a continuous commitment to risk management and a contrarian approach to identifying investment opportunities.
Across all our brands, we focus on investments that are unloved, ignored, or unknown. Having an informed perspective in these situations gives our subscribers the best risk-to-reward opportunities.
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
2 Statista, U.S. - seniors as a percentage of the population 1950-2050, https://www.statista.com/statistics/457822/share-of-old-age-population-in-the-total-us-population/
3 Federal Reserve Bank of St. Louis, How Many People Will Be Retiring in the Years to Come? May 30, 2019, https://www.stlouisfed.org/on-the-economy/2019/may/how-many-people-will-be-retiring-in-the-years-to-come
4 Broadridge Study: 2 in 3 Millenials Likely to Begin Working With FAs: August 2021

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
Through 12 primary customer facing brands, we have 43 free products and 150 paid products. We cover various investment strategies, such as value investing, income, growth, commodities, cryptocurrencies, venture, crowdfunded investing, biotechnology, mutual funds, options, and trading. We find that our subscribers develop personal affinities for specific writers and certain investment styles, and specific brands. When we acquire brands or form joint ventures, which we engage in periodically, we typically maintain the existing brands because we want to avoid disrupting those relationships by interjecting a new company name or persona, since subscribers may not have any prior relationship with us.
We typically publish our research reports on a monthly basis, although some of our products publish more frequently. We offer our entire investment research product portfolio across a variety of media, including desktops, laptops, tablets, and mobile.
During third quarter 2022, we acquired 100% ownership of certain assets and liabilities from Crowdability, Inc. (“Buttonwood Publishing”), a provider of financial newsletters. We acquired Buttonwood Publishing primarily to expand our copy and editorial talent base.
We also offer financial software and analytical tools.
We continue to expand our research portfolio with software and analytical tool solutions, which include the Chaikin Power Gauge, TradeStops and the Altimeter. Our software and analytical tool solutions represented 8% of our Billings on average from 2020 to 2022.
Our Chaikin Analytics brand offers a suite of stock research tools and portfolio management services that help investors pick winning stocks and drop losing stocks ahead of market shifts. Our TradeSmith brand provides a full suite of portfolio management software tools that enable individual investors to manage their portfolios using algorithms that have been back tested for results and designed to help investors manage their emotions. Our Altimetry brand offers a user-friendly database showing uniform, accounting-based financial summaries for more than 4,900 companies.
We have developed screeners, monitors, portfolio management tools, and a set of proprietary indicators that produce a composite score to rank several thousand publicly traded companies in the United States. Our various digital research platforms integrate our content with public financial data in well-designed user interfaces to provide our users with valuable tools to easily consume our research, keep track of investments, import their portfolios and more.
Our product offerings reinforce each other and produce a strong flywheel effect across our organization. As we launch or add more products, we increase the tools available to our readers and the value we provide to our existing subscribers. This allows us to gather insights and feedback and helps us create new products and solutions.
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
This approach also greatly affects how our customer service groups treat our subscribers when issues arise. We instill in our teams that if we cannot reasonably meet the subscriber’s expectations, then we should ask the customer how we failed them, seek a mutually agreeable solution, and, if one cannot be found, offer them a refund or other form of compensation and find a way to part as friends. This has resulted in over 80% net revenue retention for the three-year period ended December 31, 2022 across our products.
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
Deepen our relationship with our existing subscribers. In addition to our Paid Subscribers, all of our Free Subscribers have access to our extensive library of free and educational content. As our subscribers learn and gain confidence as investors, they understand the need to deploy diverse investment strategies for different market conditions and they explore our broad and diverse product offerings. They gain an understanding of the high quality of research that we strive to provide, and they tend to purchase additional research and software products.
Our free subscription products serve as a significant source of new Paid Subscribers, with an average annual free-to-paid conversion rate of approximately 1% to 2% between 2020 and 2022.
Launch new products and target new markets. Over our greater than 20-year history, we have developed a breadth of products and services that are designed to educate, empower, and entertain our subscribers and provide them with actionable investment ideas.
We offer a wide array of paid subscription products, ranging from lower priced products (e.g., subscriptions that cost $100 annually) to more expensive products (e.g., subscriptions that can cost up to $5,000 annually). The length of our subscriptions can vary from one year to what we refer to as “membership subscriptions,” where subscribers pay upfront for access to our specific products, and then only pay an annual maintenance fee ranging from $49 to $500 per year for the rest of their investing lives.
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
We have a strong track record of driving growth and delivering value through the successful integration of acquisitions and joint ventures. We believe our large subscriber base, easy scalability, marketing expertise, technology-based platform, and integration capabilities provide opportunities for us to drive value-added growth through acquisitions.
We have also made key investments across our platform to create a repeatable, low-cost, and scalable business model. We have invested in business functions from marketing to technology which allow us to scale rapidly.
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
•institutional financial software providers, such as Bloomberg, FactSet, and IHS Markit;
•low-cost, “mom and pop” newsletter subscription services, and
•online investing tools, such as Atom Finance and Stocktwits.

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
Human Capital Resources
As of December 31, 2022, we had 732 full-time employees across all of our businesses. Our employees and independent contractors work from our U.S. offices or remote locations. None of our employees are represented by a labor organization or are party to any collective bargaining arrangement.
Our success depends on our relationships with our subscribers, as well as our employees. Our employees play a key role in delivering valuable content to our subscribers, which in turn, creates long-term value for our shareholders. We truly believe we have the best employees in the market.
We seek to attract, engage, and retain top talent through competitive compensation and benefit programs, and by fostering a culture of high performance, creativity and idea exchange as well as inviting diverse perspectives that will enable our employees to thrive and be successful.
Our compensation programs include both fixed and variable components, an incentive award plan providing for equity grants, and an employee stock purchase plan, all of which we believe incentivizes our employees to perform at high levels, helps them establish long-term financial security, and encourages them to remain with us.

Our benefits package includes health and welfare plans that provide medical, dental, and vision coverage, health savings accounts, medical and dependent care flexible spending accounts, life insurance, disability insurance, 401(k) savings plan with a company match, paid time off and other assistance, fitness and wellness programs.
We have grown our workforce organically and acquisitively over recent years, up from 275 employees in 2017 to 732 in 2022. We consistently have interest from the applicant community as demonstrated by our high offer acceptance yield. We are also proud that all four of our eligible subsidiaries are repeatedly recognized as top workplaces by the Baltimore Sun and Sun Sentinel.
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
Available Information
Our website address is MarketWise.com. The information contained on, or that can be accessed through, our website is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K or any other report filed with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including MarketWise, Inc.

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
Our marketing efforts are designed to identify and attract prospective subscribers primarily within our target market and ultimately convert them into long term subscribers. We also employ marketing to promote our content, drive conversation about our content and services, and promote visits by our subscribers. We utilize a broad mix of marketing programs and platforms, including social media sites, to promote our services and content to current and prospective subscribers.
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
•traditional financial news publishers, like The Wall Street Journal, Investor’s Business Daily, and Barron’s;
•consumer-focused online subscription businesses, such as The Motley Fool; and
•institutional financial software providers, such as Bloomberg, FactSet, and IHS Markit.

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
The novel coronavirus (“COVID-19”) has had, and continues to have, a significant impact on the global supply chain, financial markets, trading activities, and consumer behavior, and the expected duration of these impacts remains uncertain. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.
While the COVID-19 pandemic has not adversely affected our business and results of operations so far, it remains uncertain how the pandemic will impact our business in the future. As the effect of COVID-19 has declined, we have seen a decline in consumer engagement as compared to the peak COVID-19 period. The extent to which the COVID-19 outbreak impacts our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, and the impact of COVID-19 on economic activity. We are actively monitoring our business and operations to take appropriate actions with the intention to mitigate risks arising from the COVID-19 pandemic, but there can be no guarantee that the actions we take will be successful. Should the situation worsen and not improve, or our steps for risk mitigation fail, our business, financial condition, results of operations, and prospects may be materially and adversely affected. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from subscribers ratably over the terms of their subscription agreements, which are typically one year, although we also offer our services for a term of one month, and multiple years. As a result, most of the revenue we report in each period is the result of subscription agreements entered into during prior periods. Consequently, a decline in new or renewed subscriptions in any one period may not be reflected in our revenue results for that period. However, any such decline will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales, our failure to achieve internal sales targets, a decline in the market acceptance of our services, or potential decreases in our retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from additional sales must be recognized over the applicable subscription term. By contrast, a significant portion of our operating costs are expensed as incurred, which occurs as soon as a subscriber purchases a product. As a result, an increase in subscribers could result in recognition of more costs than revenue in the earlier portion of the subscription term. We may not attain sufficient revenue to maintain positive cash flow from operations or achieve profitability in any given period.
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
Our database and network facilities, and those of our third-party service providers, may also be vulnerable to attempted cybersecurity attacks that may take a variety of forms, including, infrastructure, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms, malicious software programs, and denial of service attacks that could lead to misappropriation of our data, corruption of our databases, or limitation of access to our information systems. To defend against these threats, we implement a series of controls focusing on both prevention and detection, including firewalls, intrusion detection systems, automated scanning and testing, server hardening, antivirus software, training, and patch management. We make significant investments in servers, storage, and other network infrastructure to prevent incidents of network failure and downtime, but we cannot guarantee that these efforts will work as planned. These risks may be increased with respect to operations housed at facilities outside of our direct control, and currently all of the communications, networks, and computer hardware used to operate the cloud for our platforms are located at facilities maintained by third parties that we do not own or control.
We may modify, enhance, upgrade, and implement new systems, procedures, and controls to reflect changes in our business, technological advancements, and industry trends. These upgrades can create risks associated with implementing new systems and integrating them with existing ones, such as the disruption of our electronic delivery systems, data management, and sales and service processes. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information, intellectual property or personal information that we hold could be compromised or misappropriated and our reputation may be adversely affected. These risks may affect our ability to provide our comprehensive suite of research and software solutions, including our financial software and analytical tools, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We may also incur additional costs in relation to any new systems, procedures, and controls, and additional management attention could be required in order to ensure an efficient integration, placing burdens on our internal resources.
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
Our subscribers pay for our services using a variety of different payment methods, including credit and debit cards, prepaid gift cards, and direct debit. We rely on internal systems, as well as those of third parties, to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees. Frequently changing credit card company terms and conditions may result in the way we accept payments being deemed non-compliant and potentially cause us to be suspended or terminated by our payment processors. To the extent there are increases in payment processing fees or the cash reserves required by third party payment processors, material changes in the payment ecosystem, such as large re-issuances of payment cards, changes in public perception and confidence in the payment systems we are utilizing, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners, and/or disruptions or failures in our payment processing systems, partner systems, or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operations could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and, if not adequately controlled and managed, could create negative consumer perceptions of our products and services. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted, and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.

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
If our security measures are breached as a result of third-party action, employee error, a defect or bug in our products or those of our third-party service providers, malfeasance, or otherwise and, as a result, someone obtains unauthorized access to our data, including our confidential, sensitive, or other information about individuals or the confidential, sensitive, or other information about individuals of our customers, or other persons, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, and we could incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. Laws in all 50 U.S. states and outside the U.S., including Europe and the United Kingdom also require notifications of certain incident to a number of third parties, such as customers, regulators, credit reporting agencies or others when certain sensitive information has been compromised as a result of a security breach. Furthermore, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services.
We are subject to laws, regulations, and industry standards related to data privacy, data protection, and information security, including industry requirements such as the Payment Card Industry Data Security Standard. Our actual or perceived failure to comply with such obligations could harm our business.
Our products and websites routinely collect, store, process, and transmit personal information about an individual, including personally identifiable information and personal financial information such as credit card information. We are subject to various laws and related regulations relating to data privacy, data protection, and information security. Such laws and regulations restrict how personal information is collected, processed, stored, used, and disclosed, and set standards for our security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure, and sale of their protected personal information. If we are found to have breached any such laws, regulations, or industry standards, we may be subject to enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue, as well as expose us to litigation, fines, regulatory enforcement, injunctive orders to cease or change our data processing activities, civil and/or criminal penalties, and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.
In the United States, both federal and various state governments have adopted or are considering, laws, guidelines, or rules for the collection, distribution, use, and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into force in 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal information. The CCPA is enforceable by the California Attorney General and the California Privacy Protection Agency (as described below), and there is also a private right of action relating to certain data security incidents that may increase security breach litigation. Furthermore, California voters approved the California Privacy Rights Act (the “CPRA”) on November 3, 2020, which further amends and expands the CCPA, and became effective on January 1, 2023. The CPRA’s amendments to the CCPA impose additional data protection obligations on covered companies, including certain consumer rights processes, the right to correct personal information, and opt-outs for certain uses of sensitive personal information and the sharing of personal information for targeted advertising purposes; such requirements look back to January 2022. The CPRA’s amendments also created a new enforcement bureau, the California Privacy Protection Agency. In addition, starting January 1, 2023, personal information collected about California’s residents acting in a personnel/employee or business-to-business context came fully within scope of the CCPA.
The CCPA has also encouraged “copycat” laws in other states across the country. For example, Virginia enacted the Virginia Consumer Data Protection Act (the “VCDPA”), another comprehensive state privacy law, which also became effective January 1, 2023. Also in 2021, Colorado enacted the Colorado Privacy Act (the “CPA”) and Connecticut enacted the Connecticut Data Privacy Rights Act (the “CTDPA”), both of which go into effect July 1, 2023, and Utah enacted the Utah Consumer Privacy Act (the “UCPA”), which goes into effect December 31, 2023. The Colorado Attorney General released draft rules to accompany the CPA, which impose additional obligations on covered companies. Further, similar laws in other states are being considered by legislatures, including in Indiana, Iowa, Massachusetts, New York, New Jersey, Oregon and Tennessee. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, modify our data processing practices and materially and adversely affect our business, prospects, financial condition and operating results.
Our compliance with these changing and increasingly burdensome, and sometimes conflicting regulations and requirements, may cause us to incur substantial costs or require us to change our business practices, which may impact financial results. If we fail to comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees, or fines. We cannot fully predict the impact of the CCPA, VCDPA, CPA, CTDPA and UCPA, or subsequent guidance, regulations or rules on our business or operations, including those that are still in draft form, but it may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (the “PCI DSS”), a security standard applicable to companies that collect, store, or transmit certain data regarding credit and debit cards, holders, and transactions. Under the PCI DSS and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry data security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our customers the option of using payment cards. If we were unable to accept payment cards, our business would be materially harmed.
In addition, laws in countries outside of the United States create significant compliance obligations and liability. For example, to the extent our operations are subject to the EU General Data Protection Regulation (Regulation 2016/679 and applicable national supplementing laws and the UK data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (together referred to as the “GDPR”), this will create an ongoing compliance commitment and substantial costs, in relation to our collection, processing, sharing, disclosure, transfer and other use of personal data. Ensuring compliance with the GDPR could involve substantial costs, and it is possible that, despite our efforts, governmental authorities or third parties will assert that our business practices fail to comply. If our operations are found to be in violation of the GDPR, we may be required to change our business practices and/or be subject to significant civil penalties, regulatory enforcement, business disruption, and reputational harm, any of which could have a material adverse effect on our business. In particular, if we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EU or European Economic Area member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in significant monetary penalties and other administrative penalties.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the EU and the UK under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The current national laws that implement the ePrivacy Directive are highly likely to be replaced across the EU (but not directly in the UK) by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, recent European court decisions and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.
As we continue to expand into other foreign countries and jurisdictions, we may also be subject to additional laws and regulations that may affect how we conduct business.
For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China enacted its Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
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

The MarketWise Members control in the aggregate, based on the information available to us, at least 89% of the voting power represented by all of our outstanding classes of stock. Of the MarketWise Members, Monument & Cathedral, LLC controls in the aggregate, based on the information available to us, at least 42% of the voting power represented by all of our outstanding classes of stock. As a result, the MarketWise Members (and Monument & Cathedral, LLC in particular) may exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, appointment and removal of officers, any amendment of our Charter or MarketWise, Inc.’s bylaws (our “Bylaws”), and any approval of significant corporate transactions (including a sale of substantially all of MarketWise, LLC’s assets), and will continue to have significant control over our management and policies, including policies around financing, compensation, and declaration of dividends.
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
We have an aggregate of approximately 915,909,345 shares of our Class A common stock authorized but unissued, including 291,092,303 shares of our Class A common stock issuable upon redemption or exchange of MarketWise Units that are held by the MarketWise Members. Under the terms of the MarketWise Operating Agreement, and subject to certain restrictions set forth therein, the MarketWise Members are entitled to have their MarketWise Units redeemed or exchanged for shares of our Class A common stock or, at our option, cash. Shares of our Class B common stock held by any such redeeming or exchanging MarketWise Member will be canceled for no additional consideration on a one-for-one basis with the redeemed or exchanged MarketWise Units whenever the MarketWise Members’ MarketWise Units are so redeemed or exchanged. While any redemption or exchange of MarketWise Units and corresponding cancellation of our Class B common stock will reduce the MarketWise Members’ economic interest in MarketWise and its voting interest in MarketWise, Inc., the related issuance of our Class A common stock will dilute your economic interest in us. The timing or size of any future issuances of our Class A common stock resulting from the redemption or exchange of MarketWise Units cannot be predicted.
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
Following the expiration of the applicable lock-up period, neither the MarketWise Members nor the Sponsor will be restricted from selling shares of Class A common stock held by them or that may be received by them in exchange for MarketWise Units, other than by applicable securities laws. Additionally, the PIPE Investors are not restricted from selling any of their shares of Class A common stock, other than by applicable securities laws. As such, sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities.
As restrictions on resale end and registration statements for the sale of shares of Class A common stock by the parties to the Registration Rights Agreement are available for use, the sale or possibility of sale of these shares of Class A common stock could have the effect of increasing the volatility in the market price of Class A common stock, or decreasing the market price itself.
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
If we are unable to satisfy its obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory actions and potentially civil litigation.
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
If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels.
The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy its reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results.
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
There can be no assurance that an active trading market for our Class A common stock will develop or, if such a market develops, that we will be able to maintain an active trading market for those securities on the Nasdaq or any other exchange in the future. If an active market for our securities does not develop or is not maintained, or if MarketWise, Inc. fails to satisfy the continued listing standards of the Nasdaq for any reason and its securities are delisted, it may be difficult for our securityholders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards and acquire other companies, products, or technologies by using shares of capital stock as consideration.
The market price and trading volume of our securities may be volatile and could decline significantly.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our Class A common stock in spite of our operating performance, which may limit or prevent investors from readily selling their Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. There can be no assurance that the market price of Class A common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
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
•Class A common stock and volume fluctuations attributable to inconsistent trading volume levels of our Class A common stock;
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
Our Charter and Bylaws and the General Corporation Law of the State of Delaware (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, Charter and Bylaws include the following provisions:
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
Our Charter provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our Bylaws or Charter (as each may be amended from time to time) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. Our Charter also provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our Charter provides that the exclusive forum provision will not apply to claims seeking to enforce any liability or duty created by the Exchange Act.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters are located in Baltimore, Maryland, where we occupy approximately 46,000 square feet under a lease that expires in 2026. The office is situated in the historic Mount Vernon neighborhood, just one mile north of Baltimore’s Inner Harbor area. In addition to content-producing teams, our headquarters house our executive management team, as well as the functional groups of information technology, accounting and finance, human resources, and legal. We also lease approximately 19,000 square feet of office space in downtown Delray Beach, Florida. We also lease approximately 2,600 square feet in Tampa, Florida, approximately 2,200 square feet in Fernandina Beach, Florida, approximately 3,200 square feet in Arlington, Virginia, and approximately 1,300 square feet in Hunt Valley, Maryland.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.
Market Information
Our Class A common stock is traded on The Nasdaq Global Market, or Nasdaq, under the symbol “MKTW.” Our Class B common stock is not listed or traded on any exchange.
Holders
As of December 31, 2022, there were 50 holders of record of our Class A common stock, which does not reflect the beneficial ownership of shares held in nominee name, and 27 holders of record of our Class B common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this report.
Issuer Purchases of Equity Securities

In November 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. There were no share repurchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2022. The maximum dollar value of shares that may yet to be purchased under the plan was $18.6 million as of December 31, 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “we,” “us,” and “our”), should be read together with our audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the years ended December 31, 2022, 2021 and 2020 included elsewhere in this report. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” in this report.
Overview
We are a leading multi-brand platform of subscription businesses that provides premium financial research, software, education, and tools for self-directed investors. We offer a comprehensive portfolio of high-quality, independent investment research, as well as several software and analytical tools, on a subscription basis.
MarketWise started in 1999 with the simple idea that, if we could publish intelligent, independent, insightful, and in-depth investment research and treat the subscriber the way we would want to be treated, then subscribers would renew their subscriptions and stay with us. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research brands such as Stansberry Research, Palm Beach Research, Chaikin Analytics, InvestorPlace, and Empire Financial Research. Our entire investment research product portfolio is 100% digital and channel agnostic, and we offer all of our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
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

(In thousands)	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$48,374	$63,632	$55,875
Total net revenue	512,403	549,183	364,179
Net cash provided by operating activities margin	9.4%	11.6%	15.3%

Adjusted CFFO	$59,324	$197,081	$134,273
Billings	459,487	729,893	548,835
Adjusted CFFO Margin	12.9%	27.0%	24.5%
Cash flow from operations decreased by $15.3 million, or 24.0%, from $63.6 million for the year ended December 31, 2021 to $48.4 million for the year ended December 31, 2022. Cash flow from operations for the year ended December 31, 2022 was primarily due to net income of $101.2 million adjusted for non-cash items of $0.1 million and a net decrease in our operating assets and liabilities of $52.9 million.
Adjusted CFFO decreased by $137.8 million, or 69.9%, from $197.1 million for the year ended December 31, 2021 to $59.3 million for the year ended December 31, 2022, primarily driven by an decrease of $270.4 million in Billings at an Adjusted CFFO Margin of 12.9%. The difference between Adjusted CFFO and CFFO is primarily related to non-recurring expenses recognized in the period and stock-based compensation associated with distributions to the original Class B unitholders. For further information on stock-based compensation, see Note 11 – Stock-Based Compensation to our audited consolidated financial statements.
Net revenue decreased by $36.8 million, or 6.7%, from $549.2 million for the year ended December 31, 2021 to $512.4 million for the year ended December 31, 2022. The decrease in net revenue was primarily driven by a $38.1 million decrease in term subscription revenue and a $1.8 million decrease in non-subscription revenue, partially offset by a $3.1 million increase in membership subscription revenue.
Billings decreased by $270.4 million, or 37.0%, from $729.9 million for the year ended December 31, 2021 to $459.5 million for the year ended December 31, 2022. The decrease is due in large part to reduced engagement of prospective and existing subscribers, as the economy reopened beginning in mid-2021 and as additional external economic and geopolitical factors weighed on prospective and existing subscribers’ mindset throughout 2022, which we believe contributed to them delaying their purchases.
Cash flow from operations increased by $7.8 million, or 13.9%, from $55.9 million for the year ended December 31, 2020 to $63.6 million for the year ended December 31, 2021, primarily due to net loss of $953.9 million adjusted for non-cash items of $927.8 million and net changes in our operating assets and liabilities of $89.8 million.
Adjusted CFFO increased by $62.8 million, or 46.8%, from $134.3 million for the year ended December 31, 2020 to $197.1 million for the year ended December 31, 2021, primarily driven by an increase of $181.1 million in Billings at an Adjusted CFFO Margin of 27.0%.
Net revenue increased by $185.0 million, or 50.8%, from $364.2 million for the year ended December 31, 2020 to $549.2 million for the year ended December 31, 2021. The increase in net revenue was primarily driven by a $129.9 million increase in term subscription revenue and a $57.7 million increase in membership subscription revenue, partially offset by a $2.6 million decrease in non-subscription revenue.
Billings increased by $181.1 million, or 33.0%, from $548.8 million for the year ended December 31, 2020 to $729.9 million for the year ended December 31, 2021. We believe this increase is due in large part to strong membership and high-value subscription sales, combined with strong new Paid Subscriber performance, as we continued to focus on adding new Paid Subscribers and those subscribers purchased high-value subscriptions over time.
The Transactions
The Transactions were consummated on July 21, 2021. The Transactions were accounted for akin to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. The Transactions had several significant impacts on our reported financial position and results, as a consequence of reverse capitalization treatment.
These impacts include the net cash proceeds from the Transactions of $113.6 million. This cash amount includes: (a) the reclassification of ADAC’s Trust Account of $414.6 million to cash and cash equivalents that became available at the time of the Transactions; (b) proceeds of $150.0 million from the issuance and sale of MarketWise Class A common stock in the PIPE investment; (c) payment of $48.8 million in non-recurring transaction costs; (d) settlement of $14.5 million in deferred underwriters’ discount; and (e) the payment of $387.7 million to redeeming shareholders of ADAC. See also Note 1, Organization — Reverse Recapitalization with Ascendant Digital Acquisition Corp., to our audited consolidated financial statements for the year ended December 31, 2022 in our Annual Report.
Warrant Exchange
On September 19, 2022, we completed an exchange offer relating to our outstanding Public Warrants and Private Placement Warrants, whereby the holders of the warrants were offered 0.1925 shares of our Class A common stock for each outstanding warrant tendered (the “Warrant Exchange Offer”). In connection with the closing of the Warrant Exchange Offer, we issued a total of 5,725,681 shares of common stock in exchange for 29,743,932 warrants. Pursuant to an amendment to the warrant agreement authorized in connection with the Warrant Exchange Offer, on September 30, 2022, the 1,236,061 outstanding warrants that were not tendered in the exchange were converted into 214,058 shares of common stock. As a result of these transactions, there were no warrants outstanding as of December 31, 2022.

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
Our Paid Subscribers as of December 31, 2022 generated average customer lifetime Billings of approximately $1,815, resulting in a LTV/CAC ratio of approximately 2.0x. On average, over the past three years, it has taken approximately 0.6 to 1.5 years for a Paid Subscriber’s cumulative net revenue to exceed the total cost of acquiring that subscriber (which includes fixed costs, such as marketing salaries). For more information on our LTV/CAC ratio and the components of this ratio, see “—Definitions of Metrics.”
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription. We seek and typically achieve 90-day payback periods to cover this variable component of the direct marketing spend.
As of December 31, 2022, our paid subscriber base was 841 thousand, down 130 thousand, or 13.4% as compared to 972 thousand at December 31, 2021. Our base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2019, direct-to-paid acquisition has accounted for approximately two-thirds of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately one-third of our annual Paid Subscriber acquisition. Our free-to-paid conversion rate reflects the rate at which Free Subscribers purchase paid subscription products. Our average annual free-to-paid conversion rate was approximately 1% to 2% between 2020 and 2022. Over that same three-year period, our cumulative free-to-paid conversion rate was 4%.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of December 31, 2022 was $519, which decreased 30.1% from $742 as of December 31, 2021. For more information on ARPU, see “Key Business Metrics — Average Revenue Per User.”
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and membership “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our high-value composition rate reflects the rate at which Paid Subscribers that have purchased less than $600 of our products over their lifetime convert into subscribers that have purchased more than $600. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the rate at which high value Paid Subscribers that have purchased more than $600 of our products over their lifetime convert into subscribers that have purchased more than $5,000. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of December 31, 2022, our high-value composition rate and ultra high-value composition rate were 44% and 38%, respectively.
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
High-value composition rate: Our high-value composition rate reflects the number of Paid Subscribers who have purchased >$600 in aggregate over their lifetime as of a particular point in time divided by the total number of Paid Subscribers as of that same point in time.
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

Ultra high-value composition rate: Our ultra high-value composition rate reflects the number of Paid Subscribers who have purchased >$5,000 in aggregate over their lifetime as of a particular point in time divided by the number of high-value subscribers as of that same point in time. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. Investors should consider ultra high-value composition rate as a factor in evaluating our ability to retain and expand our relationship with our subscribers.

Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies who may calculate similarly titled metrics in a different way.

	Year Ended December 31,
	2022	2021	2020
Free Subscribers	15,702,545	13,699,910	9,529,622
Paid Subscribers	841,277	971,534	856,826
ARPU	$519	$742	$759
Billings (in thousands)	$459,487	$729,893	548,835
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
Free Subscribers increased by 2.0 million, or 14.6%, to 15.7 million at December 31, 2022 as compared to 13.7 million at December 31, 2021.
Free Subscribers increased by 4.2 million, or 43.8%, to 13.7 million as of December 31, 2021 as compared to 9.5 million as of December 31, 2020.
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
Total Paid Subscribers decreased by 130 thousand, or 13.4%, to 841 thousand as of December 31, 2022 as compared to 972 thousand at December 31, 2021, We believe the volatility across asset classes, high-inflation environment, and fears of recession have left prospective and existing subscribers hesitant to purchase or upgrade as they assess the latest economic data and the Federal Reserve’s potential next steps. These trends, which began in first quarter 2022, have continued to slow our new subscriber acquisition through fourth quarter 2022. The decreases from these factors were partially offset by the addition of approximately 16 thousand paid subscribers that joined our list with the Buttonwood Publishing transaction in third quarter 2022.
Total Paid Subscribers increased by 115 thousand, or 13.4%, to 972 thousand as of December 31, 2021 as compared to 857 thousand as of December 31, 2020, driven by successful marketing efforts and rich content which drove free-to-paid conversions as well as direct-to-paid acquisition. Per-unit subscriber acquisition costs were favorable at the beginning of the year which, when combined with our compelling content, led to unprecedented new subscriber acquisition in first quarter 2021. The travel and leisure boom, where Americans made up for the inability to travel during the pandemic, began in mid-second quarter 2021 and continued through the end of third quarter. During this time, the travel and hospitality industries significantly increased their usage of digital mediums to market their products. With per-unit subscriber acquisition costs rising during this time, we reduced our marketing spend on new customer acquisition, and continued to emphasize marketing higher value content to our existing subscriber base. Costs finally began to improve toward the end of the year and we accelerated our spend to acquire new subscribers. We will continue to focus on our break-even metrics and adjust our direct marketing spend accordingly, as we have done for the past twenty plus years.
Subscriber count churn has ranged from approximately 1.8% to 2.7% per month between 2020 and 2022. While churn jumped in first quarter 2022 due to the outsized impact of our largest ever new subscriber cohort a year earlier, it returned to historical levels for the balance of the year. Almost all of the subscribers who churned in 2022 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 80% from 2020 to 2022, is a more meaningful gauge of subscriber satisfaction.
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
ARPU decreased by $223, or 30.1%, to $519 as of December 31, 2022 as compared to $742 as of December 31, 2021. The year-over-year decrease was driven by a 37% decrease in trailing four quarter Billings, while trailing four quarter average Paid Subscribers only decreased by 10%. The decrease in trailing four quarter Billings is due in part to the volatility across asset classes, high-inflation environment, and fears of recession that have persisted since first quarter 2022, which we believe has left prospective and existing subscribers hesitant to purchase or upgrade as they assess the latest economic data and the Federal Reserve’s potential next steps. Most of our new subscribers join us via entry level publications, which are generally at lower price points, and thus are initially dilutive to ARPU.
ARPU decreased by $17, or 2.2%, to $742 as of December 31, 2021 as compared to $759 as of December 31, 2020. The modest year-over-year decrease was driven by a 36% increase in trailing four quarter Paid Subscribers in 2021, which slightly outpaced the increase in trailing four quarter Billings of 33% in 2021.
While they have declined somewhat recently, our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 1.5 years, 0.9 years, and 0.6 years for the years ended December 31, 2022, 2021 and 2020, respectively. We have experienced an increase in the 2022 payback period primarily due to a combination of increased customer acquisition costs and the hesitancy of these subscribers to make additional purchases. The payback period reached the low side of the historical range in 2020 as a result of expanded conversion rates and, to a far lesser degree, decreasing costs for media spend as demand dropped as a result of the pandemic. We have seen the costs for media spend revert back to higher rates in 2021 which continued through 2022.
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
Billings decreased by $270.4 million, or 37.0%, to $459.5 million in 2022 as compared to $729.9 million in 2021. We believe the decrease is due in large part to reduced engagement of prospective and existing subscribers. This began in the second half of 2021 as consumers prioritized travel and leisure in lieu of spending time focusing on their investments. 2022 brought additional challenges with uncertainty stemming from external factors such as 40-year high inflation, volatility across asset classes, federal reserve tightening, and the war in Ukraine, which we believe further contributed to prospective and existing subscribers delaying their purchases.
Approximately 36% of our Billings this year came from membership subscriptions, 63% from term subscriptions, and 1% from other Billings as compared to 42% from membership subscriptions, 57% from term subscriptions, and 1% from other Billings in 2021.
Billings increased by $181.1 million, or 33.0%, to $729.9 million in 2021 as compared to $548.8 million in 2020. Again, this was driven by strong membership, high-value, and ultra high-value subscription sales as well as the success of significant marketing efforts, particularly in second half of 2020.
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
During the year ended December 31, 2022 we recorded stock-based compensation related to our 2021 Incentive Award Plan and our ESPP. During the year ended December 31, 2021 we recorded stock-based compensation related to our 2021 Incentive Award Plan and our Class B Units. During the year ended December 31, 2020 we recorded stock-based compensation related to our Class B Units.
We recognized stock-based compensation expenses related to our 2021 Incentive Award Plan and our ESPP of $9.0 million and $4.9 million for the years ended December 31, 2022 and 2021, respectively.
Stock-based compensation expense during 2021 is primarily related to the Class B Units. Prior to the Transactions, the Class B Units were classified as liabilities as opposed to equity and remeasured to fair value at the end of each reporting period, with the change in fair value being charged to stock-based compensation expense. Because the Class B Units were classified as liabilities on our consolidated balance sheet prior to the Transactions, all profits distributions made to the holders of the Class B Units were considered to be stock-based compensation expenses. We recognized stock-based compensation expenses related to the Class B Units of $1,058.4 million and $553.6 million for the year ended December 31, 2021 and 2020, respectively.
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
Total stock-based compensation expenses include profits distributions to holders of Class B Units of $123.4 million and $78.4 million for the years ended December 31, 2021 and 2020, respectively.
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
See also Note 11 – Stock-Based Compensation to our consolidated financial statements included elsewhere in this Form 10-K.
The total amount of stock-based compensation expense included within each of the respective line items in the consolidated statement of operations is as follows:

(In thousands)	Year Ended December 31, 2022
	2022	2021	2020
Cost of revenue	$1,972	$171,804	$102,736
Sales and marketing	2,209	48,098	10,567
General and administrative	4,864	843,449	440,297
Total stock based-compensation expense	$9,045	$1,063,351	$553,600
Cost of Revenue
Cost of revenue consists primarily of payroll and payroll-related costs associated with producing and publishing MarketWise’s content, hosting fees, customer service, credit card processing fees, product costs, and allocated overhead. Cost of revenue is exclusive of depreciation and amortization, which is shown as a separate line item.
Within cost of revenue are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $2.0 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.
Cost of revenue also includes stock-based compensation expenses related to the Class B units of $170.5 million and $102.7 million for the years ended December 31, 2021 and 2020, respectively, which include profits distributions to holders of Class B Units of $22.8 million and $14.7 million, respectively.

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
Within sales and marketing are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $2.2 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively.
Sales and marketing also includes stock-based compensation expenses related to the Class B units of $46.4 million and $10.6 million for the years ended December 31, 2021 and 2020, respectively, which include profits distributions to holders of Class B Units of $3.8 million and $2.8 million, respectively.
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
Within cost of revenue are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $4.9 million and $2.0 million for the December 31, 2022 and 2021, respectively.
Cost of revenue also includes stock-based compensation expenses related to the Class B units of $841.5 million and $440.3 million for the years ended December 31, 2021 and 2020, respectively, which include profits distributions to holders of Class B Units of $96.8 million and $60.8 million, respectively.
We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. General and administrative expenses may fluctuate further as a result of acquisitions, joint ventures, cost reduction initiatives or other strategic transactions we undertake in the future.

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
•Net income for the year ended December 31, 2022 was fully in the post-Transactions period and therefore attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. As of December 31, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.1% and the noncontrolling interest was 90.9%. For the year ended December 31, 2022 net income attributable to controlling interests included a $14.9 million gain on warrant liabilities and a $1.5 million tax provision, both of which are 100% attributable to the controlling interest.
•Net loss for year ended December 31, 2021 was attributed to the pre-Transactions period from January 1, 2021 through July 21, 2021 and to the post-Transactions period from July 22, 2021 through December 31, 2021. Immediately following the Transactions, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.9% and its noncontrolling interest was 92.1%. For the post-Transactions period, net income attributable to controlling interests included a $15.7 million gain on warrant liabilities and a $2.4 million tax provision, both of which are 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Year Ended December 31, 2022
	2022	2021	2020
Net revenue	$510,040	$547,899	$360,793
Related party revenue	2,363	1,284	3,386
Total net revenue	512,403	549,183	364,179
Operating expenses:
Cost of revenue(1)(2)	62,697	239,251	154,605
Sales and marketing(1)(2)	235,326	296,934	214,257
General and administrative(1)(2)	114,810	960,183	526,561
Research and development(1)(2)	8,817	7,487	4,770
Depreciation and amortization	3,091	2,676	2,553
Related party expense	379	10,245	122
Total operating expenses	425,120	1,516,776	902,868
Income (loss) from operations	87,283	(967,593)	(538,689)
Other income (expense), net	15,672	16,178	(2,879)
Interest (expense) income, net	(295)	(110)	477
Income (loss) before income taxes	102,660	(951,525)	(541,091)
Income tax expense	1,490	2,358	—
Net income (loss)	101,170	(953,883)	(541,091)
Net income (loss) attributable to noncontrolling interests	83,180	59,426	(2,718)
Net income (loss) attributable to MarketWise, Inc.	$17,990	$(1,013,309)	$(538,373)
__________________
(1)Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

(In thousands)	Year Ended December 31, 2021
	2021	2020	2019
Cost of revenue	$1,972	$171,804	$102,736
Sales and marketing	2,209	48,098	10,567
General and administrative	4,864	843,449	440,297
Total stock based-compensation expense	$9,045	$1,063,351	$553,600
(2)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31, 2022
	2022	2021	2020
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	12.2%	43.6%	42.5%
Sales and marketing(1)	45.9%	54.1%	58.8%
General and administrative(1)	22.4%	174.8%	144.6%
Research and development(1)	1.7%	1.4%	1.3%
Depreciation and amortization	0.6%	0.5%	0.7%
Related party expense	0.1%	1.9%	—%
Total operating expenses	83.0%	276.2%	247.9%
Income (loss) from operations	17.0%	(176.2)%	(147.9)%
Other income (expense), net	3.1%	2.9%	(0.8)%
Interest (expense) income, net	(0.1)%	0.0%	0.1%
Income (loss) before income taxes	20.0%	(173.3)%	(148.6)%
Income tax expense	0.3%	0.4%	—%
Net income (loss)	19.7%	(173.7)%	(148.6)%
Net income (loss) attributable to noncontrolling interests	16.2%	10.8%	(0.7)%
Net income (loss) attributable to MarketWise, Inc.	3.5%	(184.5)%	(147.8)%
__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Years Ended December 31, 2022 and 2021
Net Revenue

(In thousands)	Year Ended December 31,		$ Change	% Change
	2022	2021
Net revenue	$512,403	$549,183	$(36,780)	(6.7)%
Net revenue decreased by $36.8 million, or 6.7%, from $549.2 million for the year ended December 31, 2021 to $512.4 million for the year ended December 31, 2022. The decrease in net revenue was primarily driven by a $38.1 million decrease in term subscription revenue and a $1.8 million decrease in non-subscription revenue, partially offset by a $3.1 million increase in membership subscription revenue. Revenue from Buttonwood Publishing, the business we acquired in August 2022, was $2.0 million for the year ended December 31, 2022.
Term subscription revenue decreased during the year ended December 31, 2022 primarily due to lower Billings as compared to the 2021 period — our highest Billings in company history — which was driven by reduced engagement of prospective and existing subscribers in the 2022 period. Membership subscription revenue for the year ended December 31, 2022 benefited from the recognition of the deferred revenue we recorded in prior years. Membership subscription revenue, which is initially deferred and recognized over a five-year period, increased as a result of higher volume of membership subscriptions in current and prior years, which continued to benefit us for the year ended December 31, 2022.

Operating Expenses

(In thousands)	Year Ended December 31,		$ Change	% Change
	2022	2021
Operating expenses:
Cost of revenue	$62,697	$239,251	$(176,554)	(73.8)%
Sales and marketing	235,326	296,934	(61,608)	(20.7)%
General and administrative	114,810	960,183	(845,373)	(88.0)%
Research and development	8,817	7,487	1,330	17.8%
Depreciation and amortization	3,091	2,676	415	15.5%
Related party expenses	379	10,245	(9,866)	(96.3)%
Total operating expenses	$425,120	$1,516,776	$(1,091,656)	(72.0)%
Cost of Revenue
Cost of revenue decreased by $176.6 million, or 73.8%, from $239.3 million for the year ended December 31, 2021 to $62.7 million for the year ended December 31, 2022, primarily driven by a $170.5 million decrease in stock-based compensation expense related to holders of Class B Units, a $5.7 million decrease in credit card fees, a $1.9 million decrease in freelance editorial expense, and a $1.5 million decrease in outsourced customer service. This was partially offset a $2.6 million increase in salaries, taxes and benefits, and a $0.7 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan.
Approximately $22.8 million of the decrease in Class B stock-based compensation expense was due to distributions, and $147.7 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, both of which were related to the Transactions.
Sales and Marketing
Sales and marketing expense decreased by $61.6 million, or 20.7%, from $296.9 million for the year ended December 31, 2021 to $235.3 million for the year ended December 31, 2022, primarily driven by a $46.4 million decrease in stock-based compensation expense related to holders of Class B Units, and a $46.0 million decrease in marketing as we have reduced our marketing spend as part of our cost reduction initiatives and due to higher per unit subscriber acquisition costs resulting from higher post-COVID increases in demand for display advertising. This was partially offset by a $26.0 million increase in amortization of deferred contract acquisition costs, and a $4.6 million increase in salaries, taxes and benefits.
Approximately $3.8 million of the decrease in Class B stock-based compensation expense was due to distributions, and $42.6 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, both of which were related to the Transactions.
General and Administrative
General and administrative expense decreased by $845.4 million, or 88.0%, from $960.2 million for the year ended December 31, 2021 to $114.8 million for the year ended December 31, 2022, primarily driven by a $841.5 million decrease in stock-based compensation expense related to holders of Class B Units, a $16.7 million decrease in incentive compensation and profits interest expenses, and a $3.8 million decrease related to sales tax. This was partially offset by a $9.4 million increase in severance expense, a $4.0 million increase in professional fees primarily due to higher fees related to the warrant exchange transaction and fees capitalized related to the Transactions in third quarter 2021, a $2.9 million increase in stock-based compensation related to awards under the 2021 Incentive Award Plan and the ESPP, a $2.9 million increase in software expense, and a $1.5 million increase in insurance expense.

Approximately $96.8 million of the decrease in Class B stock-based compensation expense was due to distributions, and $744.7 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, both of which were related to the Transactions.
Related Party Expense
Related party expense decreased by $9.9 million from $10.2 million for the year ended December 31, 2021 to $0.4 million for the year ended December 31, 2022, driven by a discretionary, one-time, non-employee bonus payment of $10.0 million to the Company’s founder, who is a Class B common stockholder, in July 2021.

Comparison of the Years Ended December 31, 2021 and 2020
Net Revenue

(In thousands)	Year Ended December 31,		$ Change	% Change
	2021	2020
Net revenue	$549,183	$364,179	$185,004	50.8%
Net revenue increased by $185.0 million, or 50.8%, from $364.2 million for the year ended December 31, 2020 to $549.2 million for the year ended December 31, 2021. The increase in net revenue was primarily driven by a $129.9 million increase in term subscription revenue and a $57.7 million increase in membership subscription revenue, partially offset by a $2.6 million decrease in non-subscription revenue. Revenue from Chaikin Analytics, the business we acquired in January 2021, was $7.5 million for the year ended December 31, 2021.
Both term and membership subscription revenue benefited from a significant increase in Paid Subscribers. Term subscription revenue increased as a result of a significant increase in marketing efforts. Membership subscription revenue, which is initially deferred and recognized over a five-year period, increased as a result of higher volume of membership subscriptions in current and prior years, which continued to benefit us in 2021.
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

(In thousands)	Year Ended December 31,
	2022	2021	2020
Adjusted CFFO	$59,324	$197,081	$134,273
Adjusted CFFO Margin	12.9%	27.0%	24.5%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Net cash provided by operating activities	$48,374	$63,632	$55,875	(24.0)%	13.9%
Profits distributions to Class B unitholders included in stock-based compensation expense	—	123,449	78,398	(100.0)%	57.5%
Non-recurring expenses	10,950	10,000	—	9.5%	100.0%
Adjusted CFFO	$59,324	$197,081	$134,273	(69.9)%	46.8%

The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Year Ended December 31,			% change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Net cash provided by operating activities	$48,374	$63,632	$55,875	(24.0)%	13.9%
Total net revenue	512,403	549,183	364,179	(6.7)%	50.8%
Net cash provided by operating activities margin	9.4%	11.6%	15.3%

Adjusted CFFO	$59,324	$197,081	$134,273	(69.9)%	46.8%
Billings	459,487	729,893	548,835	(37.0)%	33.0%
Adjusted CFFO Margin	12.9%	27.0%	24.5%
Adjusted CFFO decreased by $137.8 million, or 69.9%, from $197.1 million for the year ended December 31, 2021 to $59.3 million for the year ended December 31, 2022, primarily driven by a decrease of $270.4 million in Billings. Adjusted CFFO this year was impacted by net changes in working capital, excluding changes in deferred revenue and changes in deferred contract acquisition costs, which decreased cash by $6.3 million, largely due to a decrease in trade and other payables this year. The difference between Adjusted CFFO and CFFO in the year ended December 31, 2022 is $11.0 million, which are one-time costs related to severance payments and professional fees related to our warrant exchange transaction. The difference between Adjusted CFFO and CFFO in the year ended December 31, 2021 is related to stock-based compensation expense associated with $123.4 million of profits distributions to the original Class B unitholders, and a discretionary, one-time, lifetime-award, non-employee bonus payment of $10.0 million.
Adjusted CFFO increased by $62.8 million, or 46.8%, from $134.3 million for the year ended December 31, 2020 to $197.1 million for the December 31, 2021, primarily driven by an increase of $181.1 million in Billings at an Adjusted CFFO Margin of 27.0%.
The Effect of the COVID-19 Pandemic
The COVID-19 pandemic has had a significant impact on worldwide activity, the global supply chain, financial markets, trading activities, and consumer behavior, and the expected duration of these impacts remain uncertain.
We have continued to operate our business without much disruption during the pandemic, and we required our employees to work remotely in response to stay-at-home orders imposed by the U.S. and local governments in March 2020. While COVID-19 has impacted the sales and profitability of many companies’ businesses over this period, it had not negatively impacted our net revenues during its peak periods. However, as the effect of COVID-19 has declined, we have seen a decline in consumer engagement as compared to the peak COVID-19 period, which we believe has had an effect of reducing our revenues and profitability.
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

Liquidity and Capital Resources
General
As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $158.6 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. Our 2021 Credit Facility (as defined and further discussed below) can be used to finance permitted acquisitions, for working capital and general corporate purposes. We expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
A substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheets. Deferred revenue consists of the unearned portion of customer Billings, which is recognized as net revenue in accordance with our revenue recognition policy. As of December 31, 2022, we had deferred revenue of $663.5 million, of which $315.2 million was recorded as a current liability and is expected to be recognized as net revenue over the next 12 months, provided all other revenue recognition criteria have been met.
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
Share Repurchase Program
As previously disclosed in our Annual Report, on November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. During the year ended December 31, 2022, we repurchased 2,484,717 shares totaling $13.1 million in the aggregate, including fees and commissions. Since the inception of the program we have repurchased 2,984,987 total shares.
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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of December 31, 2022, there were no outstanding advances under the 2021 Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of December 31, 2022, we were in compliance with these covenants.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$48,374	$63,632	$55,875
Net cash used in investing activities	(13,238)	(8,311)	(9,649)
Net cash used in financing activities	(16,192)	(30,678)	(103,369)
Operating Activities
For the year ended December 31, 2022, net cash provided by operating activities was $48.4 million, primarily due to net income of $101.2 million adjusted for net non-cash items which reduced cash by $0.1 million, and net changes in our operating assets and liabilities which reduced cash by $52.9 million, largely due to timing differences in the net receipt of cash. The non-cash items include a change in fair value of derivative liabilities of $15.7 million, which was partially offset by stock-based compensation expense and deferred income taxes of $9.0 million and $1.5 million, respectively. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $52.0 million due to our overall decrease in sales, a decrease in trade and other payables, which decreased cash by $4.0 million, a decrease in other current and long-term liabilities, which decreased cash by $3.8 million, partially offset by a decrease in accounts receivable due to our overall decrease in sales, which increased cash by $3.8 million, and a net increase due to deferred contract acquisition costs of $5.5 million.
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
Investing Activities
For the year ended December 31, 2022, net cash used in investing activities was $13.2 million, primarily driven by the payment of $12.8 million related to the Buttonwood Publishing acquisition.
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
Financing Activities
For the year ended December 31, 2022, net cash used in financing activities was $16.2 million, primarily due to $13.1 million in share repurchases and $4.6 million in distributions to noncontrolling interests.
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
We also offer membership subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually thereafter. Certain upfront fees on membership subscriptions are paid in installments over a 12-month period and, from time to time, over multiple years. We recognize revenue related to membership subscriptions over the estimated customer lives, which is five years. Management has determined the estimated life of membership customers based on historic customer attrition rates. The estimated life of membership customers was five years for each of the years ended December 31, 2022, 2021 and 2020.
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
We capitalize incremental costs that are directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered and if we expect the benefit of these costs to be longer than one year. We have elected to utilize the practical expedient and expense costs to obtain a contract with a subscriber when the expected benefit period is one year or less. Our capitalizable incremental costs include sales commissions to employees and fees paid to marketing vendors that are generally calculated as a percentage of the customer sale. We also capitalize revenue share fees that are payable to other companies, including related parties, who share their customer lists with us for each successful sale we make to a customer from their list. Capitalized costs are amortized on a straight-line basis over the shorter of the expected customer life and the expected benefit related directly to those costs, which is approximately four years. The amortization period for contract costs was approximately four years for each of the years ended December 31, 2022, 2021 and 2020.
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
Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing assets acquired and liabilities assumed include, but are not limited to, future expected cash flows from acquired customers, trade names, acquired technology from a market participant perspective, and determining useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. While management believes the assumptions and estimates it has made in the past have been appropriate, they are inherently uncertain and subject to refinement. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. We did not have significant measurement period adjustments during the years ended December 31, 2022, 2021 and 2020.
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
Recently Issued Accounting Pronouncements
See the section titled “Recently Issued and Adopted Accounting Pronouncements” in Note 2 of the notes to our consolidated financial statements included in this Report for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of MarketWise, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MarketWise, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit/members’ deficit, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, comprehensive income (loss), stockholders’ deficit/members’ deficit, and cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 31, 2023
We have served as the Company’s auditor since 2018.

MARKETWISE, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$158,575	$139,078
Accounts receivable	4,040	7,805
Prepaid expenses	11,725	13,043
Related party receivables	1,512	496
Related party notes receivable, current	—	298
Restricted cash	—	500
Deferred contract acquisition costs	99,960	82,685
Other current assets	3,363	2,484
Total current assets	279,175	246,389
Property and equipment, net	892	1,188
Operating lease right-of-use assets	9,468	10,901
Intangible assets, net	16,047	8,612
Goodwill	31,307	23,288
Deferred contract acquisition costs, noncurrent	97,658	120,386
Related party notes receivable, noncurrent	—	861
Deferred tax assets	7,332	8,964
Other assets	629	965
Total assets	$442,508	$421,554
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$686	$4,758
Related party payables, net	1,004	970
Accrued expenses	45,976	46,453
Deferred revenue and other contract liabilities	315,231	317,133
Operating lease liabilities	1,484	1,274
Other current liabilities	21,125	24,905
Total current liabilities	385,506	395,493
Deferred revenue and other contract liabilities, noncurrent	348,273	393,043
Derivative liabilities, noncurrent	1,281	2,015
Warrant liabilities	—	29,332
Operating lease liabilities, noncurrent	5,831	6,933
Total liabilities	740,891	826,816
Stockholders’ deficit
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 29,039,655 and 24,718,402 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	2
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 291,092,303 shares issued and outstanding at December 31, 2022 and 2021, respectively	29	29
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	106,852	97,548
Accumulated other comprehensive income (loss)	44	(9)

MARKETWISE, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

Accumulated deficit	(128,125)	(146,115)
Total stockholders’ deficit attributable to MarketWise, Inc.	(21,197)	(48,545)
Noncontrolling interest	(277,186)	(356,717)
Total stockholders’ deficit	(298,383)	(405,262)
Total liabilities, noncontrolling interest, and stockholders’ deficit	$442,508	$421,554
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$510,040	$547,899	$360,793
Related party revenue	2,363	1,284	3,386
Total net revenue	512,403	549,183	364,179
Operating expenses:
Cost of revenue (1) (2)	62,697	239,251	154,605
Sales and marketing (1) (2)	235,326	296,934	214,257
General and administrative (1) (2)	114,810	960,183	526,561
Research and development (2)	8,817	7,487	4,770
Depreciation and amortization	3,091	2,676	2,553
Related party expense	379	10,245	122
Total operating expenses	425,120	1,516,776	902,868
Income (loss) from operations	87,283	(967,593)	(538,689)
Other income (expense), net	15,672	16,178	(2,879)
Interest (expense) income, net	(295)	(110)	477
Income (loss) before income taxes	102,660	(951,525)	(541,091)
Income tax expense	1,490	2,358	—
Net income (loss)	101,170	(953,883)	(541,091)
Net income (loss) attributable to noncontrolling interests	83,180	59,426	(2,718)
Net income (loss) attributable to MarketWise, Inc.	$17,990	$(1,013,309)	$(538,373)

Earnings per Share:

		Year Ended December 31, 2022	Period from July 22, 2021 through December 31, 2021
Net income per Class A common share - basic and diluted		$0.73	$0.73

Weighted average shares outstanding, basic (in thousands)		24,635	25,035

Weighted average shares outstanding, diluted (in thousands)		24,747	25,035

As a result of the Transactions, the capital structure has changed and earnings per share information is only presented for the periods after the date of the Transactions. See Note 12.

(1) Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows (see Note 11):
	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$1,972	$171,804	$102,736
Sales and marketing	2,209	48,098	10,567
General and administrative	4,864	843,449	440,297
Total stock-based compensation expense	$9,045	$1,063,351	$553,600

(2) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$101,170	$(953,883)	$(541,091)
Other comprehensive income (loss)
Cumulative translation adjustment	53	(101)	(14)
Total comprehensive income (loss)	$101,223	$(953,984)	$(541,105)
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit / Members’ Deficit
(In thousands, except share and unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	605,352	(262,293)	—	—	—	—	—	—	—	—	(3)	(262,296)	(5,768)	(268,064)
Class A units transferred to Class B	(57,886)	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(14)	(14)	—	(14)
Acquisition of noncontrolling interest - TradeSmith	—	(12,295)	—	—	—	—	—	—	—	—	—	(12,295)	3,131	(9,164)
Distributions	—	(101,767)	—	—	—	—	—	—	—	—	—	(101,767)	(510)	(102,277)
Net loss	—	(538,373)	—	—	—	—	—	—	—	—	—	(538,373)	(2,718)	(541,091)
Balance at December 31, 2020	547,466	(914,728)	—	—	—	—	—	—	—	—	(17)	(914,745)	(5,865)	(920,610)
Activity prior to the Transactions:
Class A units transferred to Class B	(18,947)	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of Chaikin	—	—	—	—	—	—	—	—	—	—	—	—	810	810
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(101)	(101)	—	(101)
Distributions	—	(15,098)	—	—	—	—	—	—	—	—	—	(15,098)	(831)	(15,929)
Distributions related to the recapitalization	—	(120,353)	—	—	—	—	—	—	—	—	—	(120,353)	—	(120,353)
Net loss, January 1, 2021 through July 21, 2021	—	(1,031,561)	—	—	—	—	—	—	—	—	—	(1,031,561)	(1,050)	(1,032,611)
Effects of the Transactions:
Net proceeds	—	—	—	—	—	—	—	—	113,641	—	—	113,641	—	113,641
Reclassification of Class B Units from liability to equity on July 21, 2021 (date of the Transactions)	—	—	—	—	—	—	—	—	1,528,228	—	—	1,528,228	—	1,528,228
Reverse capitalization on July 21, 2021	(528,519)	2,081,740	—	—	—	—	—	—	—	(164,367)	—	1,917,373	(1,917,373)	—
Issuance of common stock - Class A and Class B	—	—	24,952,096	2	291,092,303	29	—	—	(31)	—	—	—	—	—
Establishment of warrant liabilities	—	—	—	—	—	—	—	—	(45,021)	—	—	(45,021)	—	(45,021)
Establishment of deferred taxes	—	—	—	—	—	—	—	—	11,136	—	—	11,136	—	11,136
Establishment of noncontrolling interest	—	—	—	—	—	—	—	—	(1,511,911)	—	109	(1,511,802)	1,511,802	—

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit / Members’ Deficit
(In thousands, except share and unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Activity subsequent to the Transactions:
Equity-based compensation	—	—	200,373	—	—	—	—	—	3,998	—	—	3,998	—	3,998
Issuance of stock for derivative settlement	—	—	66,203	—	—	—	—	—	662	—	—	662	—	662
Repurchases of stock	—	—	(500,270)	—	—	—	—	—	(3,340)	—	—	(3,340)	—	(3,340)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,686)	(4,686)
Remeasurement of deferred taxes due to change in ownership interest in MarketWise, LLC	—	—	—	—	—	—	—	—	186	—	—	186	—	186
Net income, July 22, 2021 through December 31, 2021 (see note below)	—	—	—	—	—	—	—	—	—	18,252	—	18,252	60,476	78,728
Balance at December 31, 2021	—	$—	24,718,402	$2	291,092,303	$29	—	$—	$97,548	$(146,115)	$(9)	$(48,545)	$(356,717)	$(405,262)
Equity-based compensation	—	—	—	—	—	—	—	—	9,045	—	—	9,045	—	9,045
Proceeds from issuance of common stock	—	—	378,331	—	—	—	—	—	827	—	—	827	—	827
Issuance of common stock - warrant exchanges	—	—	5,939,739	1	—	—	—	—	14,400	—	—	14,401	—	14,401
Repurchases of stock	—	—	(2,484,717)	—	—	—	—	—	(13,054)	—	—	(13,054)	—	(13,054)
Vesting of restricted stock units	—	—	487,900	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	—	—	(515)	—	—	(515)	—	(515)
Acquisition of noncontrolling interest - Chaikin	—	—	—	—	—	—	—	—	(1,257)	—	—	(1,257)	960	(297)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,609)	(4,609)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	53	53	—	53
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	—	—	—	—	(142)	—	—	(142)	—	(142)
Net income (loss)	—	—	—	—	—	—	—	—	—	17,990	—	17,990	83,180	101,170
Balance at December 31, 2022	—	$—	29,039,655	$3	291,092,303	$29	—	$—	$106,852	$(128,125)	$44	$(21,197)	$(277,186)	$(298,383)

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit / Members’ Deficit
(In thousands, except share and unit data)

Note: The Transactions occurred on July 21, 2021. As a result, net income (loss) for the year ended December 31, 2021 was attributed to the pre-Transactions period from January 1, 2021 through July 21, 2021 and to the post-Transactions period from July 22, 2021 through December 31, 2021. Net income (loss) in the pre-Transactions period was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests and in the post-Transactions period was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. Net loss for year ended December 31, 2021 was attributed to the pre-Transactions period from January 1, 2021 through July 21, 2021 and to the post-Transactions period from July 22, 2021 through December 31, 2021. Immediately following the Transactions, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.9% and its noncontrolling interest was 92.1%. For the post-Transaction period, net income attributable to controlling interests included a $15,689 gain on warrant liabilities and a $2,358 tax provision, both of which are 100% attributable to the controlling interest. Net income for the year ended December 31, 2022 was fully attributable to consolidate MarketWise, Inc. and its respective noncontrolling interests in the post-Transactions period. As of December 31, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.1% and the noncontrolling interest was 90.9%. For the year ended December 31, 2022 net income attributable to controlling interests included a $14,931 gain on warrant liabilities and a $1,490 tax provision, both of which are 100% attributable to the controlling interest.

	Controlling interests	Noncontrolling interests	Total
Net loss of MarketWise, LLC attributed to the pre-Transaction period from January 1, 2021 through July 21, 2021	$(1,031,561)	$(1,050)	$(1,032,611)
Net income of MarketWise, Inc. attributed to the post-Transaction period from July 22, 2021 through December 31, 2021	18,252	60,476	78,728
Total net (loss) income for the year ended December 31, 2021	$(1,013,309)	$59,426	$(953,883)

Net income for the year ended December 31, 2022	$17,990	$83,180	$101,170
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statement of Cash Flows
(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$101,170	$(953,883)	$(541,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,091	2,676	2,553
Impairment of right-of-use assets	287	—	—
Stock-based compensation	9,045	210,912	18,745
Change in fair value of derivative liabilities – Class B Units	—	728,079	456,457
Change in fair value of derivative liabilities – other	(15,665)	(18,017)	3,069
Deferred taxes	1,490	2,358	—
Unrealized gains on foreign currency	(97)	(38)	—
Noncash lease expense	1,925	1,894	2,577
Gain on sale of cryptocurrencies	—	(105)	—
Changes in operating assets and liabilities:
Accounts receivable	3,765	4,593	(5,066)
Related party receivables and payables, net	(982)	(1,167)	(4,670)
Prepaid expenses	1,318	(4,513)	(3,423)
Other current assets and other assets	(543)	(744)	(841)
Cryptocurrency intangible assets	—	109	30
Deferred contract acquisition costs	5,453	(95,835)	(64,921)
Trade and other payables	(3,975)	(7,282)	6,990
Accrued expenses	(477)	14,205	(1,392)
Deferred revenue	(51,980)	175,553	178,849
Derivative liabilities	—	662	—
Operating lease liabilities	(1,671)	(1,154)	(2,084)
Other current and long-term liabilities	(3,780)	5,329	10,093
Net cash provided by operating activities	48,374	63,632	55,875
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(12,770)	(7,139)	—
Acquisition of noncontrolling interests, including transaction costs	(297)	—	(9,164)
Purchases of property and equipment	(35)	(157)	(290)
Purchases of intangible assets	—	(892)	(195)
Capitalized software development costs	(136)	(123)	—
Net cash used in investing activities	(13,238)	(8,311)	(9,649)
Cash flows from financing activities:
Principal payments on long-term debt – related party	—	—	(5,390)
Net proceeds from the Transactions	—	113,641	—
Issuance of related party notes receivable	—	(11)	(1,148)
Proceeds from related party notes receivable	1,159	—	5,446
Proceeds from issuance of common stock	827	—	—
Restricted stock units withheld to pay taxes	(515)	—	—
Repurchases of stock	(13,054)	(3,340)	—
Distributions to members	—	(135,451)	(101,767)
Distributions to noncontrolling interests	(4,609)	(5,517)	(510)
Net cash used in financing activities	(16,192)	(30,678)	(103,369)
Effect of exchange rate changes on cash	53	8	(14)
Net increase in cash, cash equivalents and restricted cash	18,997	24,651	(57,157)
Cash, cash equivalents and restricted cash — beginning of period	139,578	114,927	172,084
Cash, cash equivalents and restricted cash — end of period	$158,575	$139,578	$114,927

MARKETWISE, INC.
Consolidated Statement of Cash Flows
(In thousands)
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

2.Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of MarketWise, Inc. and its subsidiary, MarketWise, LLC, a variable interest entity (“VIE”) for which MarketWise, Inc. is deemed to be the primary beneficiary.
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s consolidated financial statements. As of December 31, 2022, MarketWise, Inc. had a 9.1% ownership interest in MarketWise, LLC.
The Company determined that MarketWise, LLC is the primary beneficiary of a VIE, Stansberry Pacific Research, and therefore, the assets, liabilities, and results of operations of that VIE are included in the Company’s consolidated financial statements. For more information on Stansberry Pacific Research, see Note 15 – Variable Interest Entities.
The consolidated financial statements have been prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated in consolidation.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common units, derivatives, warrants, valuation of assets acquired and liabilities assumed in business combinations, useful lives of intangible assets with definite lives, benefit period of deferred contract acquisition costs, grant-date fair value of equity awards, determination of standalone selling prices, estimated life of membership customers, recoverability of goodwill and long-lived assets, valuation allowances on deferred tax assets, the incremental borrowing rates to calculate lease liabilities and right-of-use (“ROU”) assets and certain accruals. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
We evaluate our ownership, contractual and other interests in entities to determine if we have a variable interest in an entity. These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If we hold a contractual or ownership interest in an entity and we determine that the entity is a VIE and that we are determined to be the primary beneficiary, we consolidate such entity in our consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE; and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, we determine whether any changes in the interest or relationship with the entity impact the determination of whether we are still the primary beneficiary. If we are not deemed to be

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP. We have determined that Stansberry Pacific Research is a VIE and that we are the primary beneficiary of Stansberry Pacific Research since we have the ability to direct the activities of the VIE and have the obligation to absorb the loss or the right to receive the benefit. For more information, see Note 15 – Variable Interest Entities.
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
Long-lived assets outside the United States were immaterial as of December 31, 2022 and 2021.
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
Accounts Receivable, Net
Our accounts receivable primarily consist of receivables from third-party credit card providers which are stated at net realizable value. We did not record an allowance for doubtful accounts for the years ended December 31, 2022 and 2021.
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
No individual customer accounted for more than 10% of revenue for the years ended December 31, 2022, 2021 and 2020.
Derivative Financial Instruments
From time to time, we utilize instruments which may contain embedded derivative instruments as part of our overall strategy to compensate and retain key employees and independent contractors (see Note 8 – Derivative Financial Instruments below for additional information). Our derivative instruments are recorded at fair value on the consolidated balance sheets. Our derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included within cash flows from operating activities. Upfront cash payments received upon the issuance of derivative instruments are included within cash flows from financing activities within the consolidated statements of cash flows.

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
Events or changes in circumstances which could trigger an impairment review include significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to historical or projected future results of operations, a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss of key personnel. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required. However, if we conclude otherwise, then we are required to perform the quantitative goodwill impairment test.
The quantitative goodwill impairment test involves comparing the estimated fair value of the reporting unit with its respective carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than the carrying amount, then an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit.
No goodwill impairment charges have been recorded during the years ended December 31, 2022, 2021 and 2020.
Intangible Assets, Net

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
Cryptocurrencies
We purchased cryptocurrencies during the year ended December 31, 2018 primarily to be redeemed by customers as part of certain marketing campaigns. We recognized our portfolio of cryptocurrencies as intangible assets since cryptocurrencies are not considered cash and cash equivalents and do not have physical substance. We believe that the cryptocurrencies have an indefinite life since there are no significant legal, regulatory, contractual or economic factors that would limit the cryptocurrencies’ useful life.
Our indefinite-lived cryptocurrency holdings are not amortized but are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. We utilize the quoted market values of the cryptocurrencies in the impairment test on the cryptocurrency holdings. We sold cryptocurrencies on hand after the marketing campaigns ended and recognized gains of $0, $105 and $0 during the years ended December 31, 2022, 2021 and 2020, respectively, in other income, net on the consolidated statement of operations. As of December 31, 2022, we do not hold any cryptocurrencies.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We also offer membership subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually (a “maintenance fee”) thereafter. The right to discounts on future maintenance fee payments is considered a material right which is recognized as revenue when the customer exercises the option or when the option expires. Certain upfront fees on membership subscriptions are paid in installments, generally over a twelve-month period. We recognize revenue related to membership subscriptions over the estimated customer lives, which was five years for each of the years ended December 31, 2022, 2021 and 2020. We have determined the estimated life of membership customers based on historic customer attrition rates.
Advertising and other
We earn revenue from the sale of advertising placements on our websites. We also earn revenue from the sale of print products and events, such as webinars and conferences. In addition we recognize revenue that we refer to as “revenue share,” where we earn a fee for each successful sale that third party companies or related parties generate from our customer list.
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
In addition, we apply the sales-based or usage-based royalty exception to revenue share, which are sales of functional intellectual property. Revenue is recognized at a point-in-time as fees are earned on successful sales from the customer lists.
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
Contract Balances
A contract asset is defined as an entity's right to consideration for goods or services that the entity has transferred to a customer but customer payment is contingent on a future event. A contract liability is defined to occur if the customer's payment of consideration precedes the entity's performance and represents the entity's obligation to transfer goods or services to a customer for which the entity has received consideration. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. No other contract assets are recorded on our consolidated balance sheets as of December 31, 2022 and 2021.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Subscribers may be able to cancel certain subscriptions for a full or pro-rated refund for a certain period of time, which is usually not more than 90 days after the start of their subscriptions. After the refund period, we have no obligation to refund any of the consideration received. Refund obligations are a significant estimate which we recognize as of each reporting period based on historical trends and record a contract liability for this amount in other current liabilities on the consolidated balance sheets.
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
Advertising expense was $97,704, $144,561 and $149,191 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
2021 Incentive Award Plan
On July 21, 2021, the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) became effective. We have reserved a total of 32,938,082 shares of MarketWise Class A common stock for issuance pursuant to the 2021 Incentive Award Plan, and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Award Plan is 32,045,000, in each case, subject to certain adjustments set forth therein.
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
2021 ESPP
As a result of the Transactions, we adopted the 2021 Employee Stock Purchase Plan (“ESPP”) effective on January 1, 2022. Under the ESPP, the Company authorizes the grant of the right to purchase shares of Class A common stock by employees who qualify under the ESPP. As of December 31, 2022, The Company has reserved for issuance a total of 6,557,847 shares of Class A common stock for the ESPP. The current offering period began on July 1, 2022 and ended on December 31, 2022.
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
Since Class B Units were classified as liabilities, all cash distributions made to the unitholders of the Class B Units pursuant to our operating agreement were considered to be stock-based compensation expenses. Upon consummation of the Transactions, the old operating agreement was terminated and a new operating agreement was adopted. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the common units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense. See also Note 11 – Stock-Based Compensation.
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
Capitalized Implementation Costs
We capitalize implementation costs incurred in cloud computing hosting arrangements that are service contracts and amortize such costs using the straight-line method over the term of the related hosting arrangement and any expected renewal periods. These costs include external direct costs for materials and services and payroll and payroll-related costs of employees devoting time to the project. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalized implementation costs are capitalized within other current assets and other assets on the consolidated balance sheets.

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
As more fully described in Note 18 – Warrant Exchange the Private Placement Warrants and Public Warrants were exchanged for Class A common stock of MarketWise, Inc. in September 2022.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying consolidated statement of operations when realized. Foreign currency transaction activity was immaterial for the years ended December 31, 2022, 2021 and 2020.

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
As of December 31, 2022, there has been no exchange of MarketWise, LLC units and therefore no TRA liability has been recognized.
Earnout Shares
Pursuant to the Transaction Agreement, at the closing of the Transactions, we placed 3,051,000 shares of MarketWise, Inc. Class A common stock into escrow to be released to the Sponsor if certain conditions are met. In addition, certain management members of the Company have been allocated 2,000,000 shares of Class A common stock in aggregate, with shares to be placed in escrow, and released at any time during a 4-year period following closing of the Transaction, if certain conditions are met. The sponsor and management earnout shares will be released as follows:
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
Net income for the year ended December 31, 2022 was fully attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests in the post-Transactions period. As of December 31, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.1% and the noncontrolling interest was 90.9%. For the year

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
ended December 31, 2022 net income attributable to controlling interests included a $14,931 gain on warrant liabilities and a $1,490 tax provision, both of which are 100% attributable to the controlling interest.
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
Recently Issued and Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU adds contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations. As a result, acquiring entities are required to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, instead of fair value. We have early adopted and applied this ASU to the Buttonwood Publishing transaction (as defined herein). See Note 4 – Acquisitions for additional disclosure on the Buttonwood Publishing transaction.
The FASB issued the following ASUs to provide temporary, optional expedients related to the accounting for contract modifications and hedge accounting as a result of the anticipated market transition away from the use of London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates:
•ASU 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, issued and effective in March 2020
•ASU 2021-01: Reference Rate Reform: Scope, issued and effective in January 2021
•ASU 2022-06: Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, issued and effective in December 2022
The Company may elect to apply the guidance through December 31, 2024. The Company does not expect that the adoption will have a material impact on its consolidated financial statements and related disclosures.

3.Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Year Ended December 31, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$508,894	$—	$—	$—	$508,894
Transferred at a point in time	—	744	2,363	402	3,509
Total	$508,894	$744	$2,363	$402	$512,403

	Year Ended December 31, 2021
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$543,881	$—	$—	$—	$543,881
Transferred at a point in time	—	2,479	1,284	1,539	5,302
Total	$543,881	$2,479	$1,284	$1,539	$549,183

	Year Ended December 31, 2020
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$356,265	$—	$—	$—	$356,265
Transferred at a point in time	—	1,965	3,386	2,563	7,914
Total	$356,265	$1,965	$3,386	$2,563	$364,179
Revenue recognition by subscription type was as follows:

	Year Ended December 31,
	2022	2021	2020
Membership subscriptions	$195,370	$192,273	$134,525
Term subscriptions	313,524	351,608	221,740
Non-subscription revenue	3,509	5,302	7,914
Total	$512,403	$549,183	$364,179
Revenue for the Membership and Term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue.
Net revenue by principal geographic areas was as follows:

	Year Ended December 31,
	2022	2021	2020
United States	$512,083	$547,026	$361,547
International	320	2,157	2,632
Total	$512,403	$549,183	$364,179
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

	As of December 31,
	2022	2021	2020
Contract balances
Accounts receivable	$4,040	$7,805	$12,398
Obligations for refunds	4,676	5,590	3,448
Deferred revenue – current	310,555	311,543	274,819
Deferred revenue – non-current	348,273	393,043	254,481
We recognized $335,608 and $289,728 of revenue during the years ended December 31, 2022 and 2021, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $4,040 and $7,805 as of December 31, 2022 and 2021, respectively, related to the timing of cash settlement with credit card processors.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2020	$42,314
Royalties and sales commissions – additions	43,273
Revenue share and cost per acquisition fees – additions	52,193
Amortization of capitalized costs	(30,544)
Balance at December 31, 2020	$107,236
Royalties and sales commissions – additions	68,938
Revenue share and cost per acquisition fees – additions	98,747
Amortization of capitalized costs	(71,850)
Balance at December 31, 2021	$203,071
Royalties and sales commissions – additions	35,223
Revenue share and cost per acquisition fees – additions	57,173
Amortization of capitalized costs	(97,849)
Balance at December 31, 2022	$197,618
We did not recognize any impairment on capitalized costs associated with contracts with customers for the years ended December 31, 2022, 2021 and 2020.
Remaining Performance Obligations
As of December 31, 2022, the Company had $663,504 of remaining performance obligations presented as deferred revenue in the consolidated balance sheets. We expect to recognize approximately 48% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.Acquisitions
Buttonwood Publishing
During third quarter 2022, we acquired 100% ownership of certain assets and liabilities from Crowdability, Inc. (“Buttonwood Publishing,” formerly referred to as Winans Media), a provider of financial newsletters, for cash of $12,770. The Buttonwood Publishing acquisition expands our copy and editorial talent base. The Buttonwood

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Publishing transaction was accounted for using the acquisition method of accounting for business combinations. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Right of use asset	$50
Goodwill	8,019
Tradenames	709
Customer relationships	9,350
Total assets acquired	18,128
Deferred revenue, current	(2,648)
Operating lease liabilities, current	(22)
Operating lease liabilities, noncurrent	(28)
Deferred revenue, noncurrent	(2,660)
Liabilities assumed	(5,358)
Net assets acquired	$12,770
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition is largely attributable to expanding our copy and editorial talent base and synergies which we expect to achieve from cross-marketing and providing complementary products to our existing and acquired customers and is fully expected to be deductible for tax purposes. The acquired intangible assets related to the Buttonwood Publishing transaction are amortized over their estimated useful lives. Accordingly, tradenames will be amortized over 9.0 years and customer relationships will be amortized over 6.5 years. Amortization for the acquired intangible assets was $632 for the year ended December 31, 2022. Revenue from Buttonwood Publishing was $1,961 for the year ended December 31, 2022.
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
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition is largely attributable to synergies which we expect to achieve from cross-marketing and providing complementary products to our existing and acquired customers, and is

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
expected to be fully deductible for tax purposes. The acquired intangible assets of Chaikin are amortized over their estimated useful lives. Accordingly, the trade name will be amortized over 8.5 years and customer relationships will be amortized over 6 years. Amortization for the acquired intangible assets was $688 and $648 for the years ended December 31, 2022 and 2021, respectively. Revenue from Chaikin was $29,438 and $7,514 and for the years ended December 31, 2022 and 2021, respectively.
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
5.Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amounts of goodwill are as follows:

Balance at January 1, 2021	$18,101
Acquisition of Chaikin	5,187
Balance at December 31, 2021	23,288
Acquisition of Buttonwood Publishing	8,019
Balance at December 31, 2022	$31,307
The Company has four reporting units with goodwill and one reportable segment. The reporting units to which goodwill is allocated that have negative carrying amounts are as follows:

	As of December 31,
	2022	2021
1729 Research	$6,134	$6,134
Legacy Research	5,961	5,961
Alta	11,193	11,193

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	December 31, 2022
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$21,718	$(9,924)	$11,794	5.4
Tradenames	4,287	(2,265)	$2,022	5.8
Capitalized software development costs	3,002	(1,858)	1,144	2.0
Finite-lived intangible assets, net	29,007	(14,047)	14,960

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$30,094	$(14,047)	$16,047

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,368	$(8,105)	$4,263	4.4
Tradenames	3,578	(1,838)	1,740	5.3
Capitalized software development costs	2,866	(1,344)	1,522	3.1
Finite-lived intangible assets, net	18,812	(11,287)	7,525

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$19,899	$(11,287)	$8,612
We recorded amortization expense related to finite-lived intangible assets of $2,760, $2,245 and $2,102 for the years ended December 31, 2022, 2021 and 2020, respectively, within depreciation and amortization in the accompanying consolidated statement of operations. These amounts include amortization of capitalized software development costs of $514, $410 and $415 for the years ended December 31, 2022, 2021 and 2020, respectively.
We recorded additions to capitalized software development costs of $135, $370 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively. This amount includes acquired software of $0, $247 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of December 31, 2022, the total expected future amortization expense for finite-lived intangible assets is as follows:

2023	$3,531
2024	3,040
2025	2,523
2026	2,262
2027	1,647
Thereafter	1,957
Finite-lived intangible assets, net	$14,960

6.Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$80,327	$—	$—	$80,327
Total assets	80,327	—	—	80,327
Liabilities:
Derivative liabilities, noncurrent	—	—	1,281	1,281
Total liabilities	$—	$—	$1,281	$1,281

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$25,001	$—	$—	$25,001
Total assets	25,001	—	—	25,001
Liabilities:
Derivative liabilities, noncurrent	—	—	2,015	2,015
Warrant Liabilities - Public Warrants	19,599	—	—	19,599
Warrant Liabilities - Private Placement Warrants	—	—	9,733	9,733
Total liabilities	$19,599	$—	$11,748	$31,347
The level 3 liabilities that related to our Class B Units and certain employee and non-employee contracts with embedded derivatives, see Note 8 – Derivative Financial Instruments and Note 11 – Stock-Based Compensation.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of
December 31, 2022
Volatility	37.30%
Discount Rate	21.80%
Credit spread	0.20%
Risk-free rate	3.50%
The following table summarizes the change in fair value of the derivative liabilities during the years ended December 31, 2020, 2021, and 2022:

Balance – January 1, 2020	$119,307
Change in fair value of derivative instruments	3,069
Incremental Class B Units	18,745
Change in fair value of Class B Units	456,457
Balance – December 31, 2020	597,578
Incremental Class B Units	206,914
Establishment of warrant liabilities on July 21, 2021 (date of the Transactions)	45,021
Change in fair value of derivative instruments	(18,017)
Change in fair value of Class B Units	728,079
Reclassification of Class B Units from liability to equity on July 21, 2021 (date of the Transactions)	(1,528,228)
Balance – December 31, 2021	31,347
Change in fair value of derivative instruments	(15,665)
Warrants exchanged for Class A common stock (see Note 18 – Warrant Exchange)	(14,401)
Balance – December 31, 2022	$1,281
The following table summarizes the change in fair value of the Class B Units by income statement line item during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$—	$136,417	$86,907
Sales and marketing	—	10,870	6,545
General and administrative	—	580,792	363,005
Total change in fair value of Class B Units	$—	$728,079	$456,457
To derive the fair value of the Class B Units, we estimated the fair value of Class B Units using a valuation technique. For more information regarding the valuation of the Class B Units, see Note 11 – Stock-Based Compensation.
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

7.Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $1,493, $287 and $356 for the years ended December 31, 2022, 2021 and 2020, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $372, $210 and $17 for the years ended December 31, 2022, 2021 and 2020, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of December 31,
	Estimated Useful Lives	2022	2021
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,458	1,423
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,278	1,278
		3,696	3,661
Less: Accumulated depreciation and amortization		(2,804)	(2,473)
Total property and equipment, net		$892	$1,188
Depreciation and amortization expense for property and equipment was $331, $431 and $451 for the years ended December 31, 2022, 2021 and 2020, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
	2022	2021
Commission and variable compensation	$24,207	$22,155
Payroll and benefits	5,258	5,164
Other accrued expenses	16,511	19,134
Total accrued expenses	$45,976	$46,453

8.Derivative Financial Instruments
Prior to the closing of the Transactions, as part of our compensation and employee retention strategy, we entered into contracts with key employees and independent contractors which contain embedded derivatives. These contracts were intended to compensate the employees or independent contractors for services provided and retain their future services. These embedded derivative instruments were issued in the form of phantom interests in Net Income, as defined by our board of directors, that grant the holder value equal to a percentage of Net Income

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
multiplied by a price multiple, or contained an option that granted appreciation rights upon exercise, and which became exercisable upon occurrence of an initial public offering. All derivative instruments are recorded at fair value as derivative liabilities on our consolidated balance sheets.
As of December 31, 2022, there are embedded derivative instruments outstanding. The following table presents information on the location and amounts of derivative instruments gains and losses:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2022	2021	2020
Warrants	Other income, net	$14,931	$15,689	$—
Phantom Interests in Net Income	Other income, net	—	—	(3,069)
Phantom Interests in Net Income	General and administrative	734	2,328	—
Option	General and administrative	—	(662)	—
Total		$15,665	$17,355	$(3,069)
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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). The Company may use the proceeds of borrowings under the Credit Facility to finance permitted acquisitions and for working capital and other general corporate purposes. As of December 31, 2022, there were no outstanding advances under the Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of December 31, 2022, we were in compliance with these covenants.

10.Commitments and Contingencies
Leases
We lease office facilities under operating lease agreements in the United States which have an initial term of twelve months or longer as of December 31, 2022. As of December 31, 2022, remaining lease terms vary from 1 to 6 years. For two leases we have the option to extend the lease terms for a period of five years and for another two

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
leases we have the option to extend the lease terms for a period of three years. The renewal options are not considered in the remaining lease term as we are not reasonably certain that we will exercise such option.
The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$2,590	$2,435	$3,267
Variable lease costs	86	97	49
Total lease costs	$2,676	$2,532	$3,316
Other information related to leases was as follows:

	As of December 31,
	2022	2021	2020
Lease Term and Discount Rate
Weighted average remaining lease term (in years)	4.7	5.7	6.6
Weighted average discount rate	6.8%	7.0%	7.1%
When recording the present value of lease liabilities, a discount rate is required. We have concluded that the rates implicit in the various operating lease agreements are not readily determinable. As a result, we instead used our incremental borrowing rate, which is calculated based on hypothetical borrowings to fund each respective lease over the lease term, as of the lease commencement date, assuming that borrowings are secured by the various leased properties. The incremental borrowing rates are determined based on an assessment of our implied credit rating, using ratings scales from reputable rating agencies that consider a number of qualitative and quantitative factors. Market rates are derived as of the lease commencement dates with reference to companies with the same debt rating that operate in a similar industry.
As of December 31, 2022, maturities of lease liabilities were as follows:

Year Ending December 31:	Operating Leases
2023	$1,937
2024	1,825
2025	1,789
2026	1,697
2027	686
Thereafter	701
Total lease payments	$8,635
Less: Imputed interest	(1,320)
Total lease liabilities	$7,315
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
11.    Stock-Based Compensation
During the year ended December 31, 2022 we recorded stock-based compensation related to our 2021 Incentive Award Plan and our ESPP, and during the year ended December 31, 2021, we recorded stock-based compensation related to our Class B Units and our 2021 Incentive Award Plan. As more fully described in Note 1, we completed our Transactions in July 2021, and all Class B Units fully vested as of the transaction date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the Common Units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense.
Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$1,972	$171,804	$102,736
Sales and marketing	2,209	48,098	10,567
General and administrative	4,864	843,449	440,297
Total stock-based compensation expense	$9,045	$1,063,351	$553,600
Total stock-based compensation expense includes: the vesting of Class B units, the change in fair value of Class B liability awards, profits distributions to Class B unitholders, and expense related to our new 2021 Incentive Award Plan as follows:

	Year Ended December 31,
	2022	2021	2020
2021 Incentive Award Plan	$8,608	$4,909	$—
Employee Stock Purchase Plan	437	—	—
Vested Class B units and change in fair value of Class B liability awards	—	934,993	475,202
Profits distributions to Class B unitholders	—	123,449	78,398
Total stock-based compensation expense	$9,045	$1,063,351	$553,600
2021 Incentive Award Plan
On May 16, 2022, we granted a service provider 373,134 restricted stock units (“RSUs”). On June 2, 2022, we granted our board members 289,555 RSUs in aggregate. On December 16, 2022, we granted certain employees 4,026,915 RSUs in aggregate. All three of these grants were under our 2021 Incentive Award Plan.
On September 27, 2021, we granted certain employees and board members RSUs and stock appreciation rights (“SARs”) under our 2021 Incentive Award Plan.
For employees and service providers, both RSUs and SARs are primarily time based and typically vest ratably over four years, as specified in the individual grant notices. The RSUs granted in September 2021 may entitle the recipients to dividend equivalents if approved by the Plan Administrator, which are subject to the same vesting terms and accumulate during the vesting period. Upon vesting, the RSU holder will be issued the Company’s Class A common stock. The SARs will be settled in the Company’s Class A common stock upon exercise. The shares to be issued upon exercise will have a total market value equal to the SAR value calculated as (x) number of shares underlying SAR, multiplied by (y) any excess of the Company’s share value on the date of exercise over the exercise price set in each individual grant notice.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The fair value of RSUs is the same as the Company’s share price on the date of grant. The fair value of the SARs was determined using a Black-Scholes model.
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes, including granted, exercised and forfeited, from January 1, 2022 to December 31, 2022 are summarized as follows:

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	2,334,490	$8.30	1,935,131	$4.05
Granted	4,689,604	1.92	—	—
Vested (RSUs) or Exercised (SARs)	(660,363)	8.17	—	—
Forfeited	(102,188)	5.91	(187,658)	4.05
Outstanding at December 31, 2022	6,261,543	$3.45	1,747,473	$4.05
Exercisable at December 31, 2022	—	$—	454,517	$4.05
The stock compensation expense related to the RSU and SAR grants was $8,608 and $2,340 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, 454,517 of the SARs were exercisable and have a remaining contractual term of 8.3 years.
Employee Stock Purchase Plan
As a result of the Transactions, the Company adopted the ESPP. Under the ESPP, the Company authorizes the grant of the right to purchase shares of Class A common stock by employees who qualify under the ESPP. The Company has reserved for issuance a total of 6,557,847 shares of Class A common stock. The ESPP became effective on January 1, 2022, and the current offering period began on July 1, 2022 and ended on December 31, 2022.
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
The Company recognized $437 of stock-based compensation expense related to the ESPP during the year ended December 31, 2022. During the year ended December 31, 2022, we issued 378,331 shares under the ESPP for cash proceeds of $827. As of December 31, 2022, $2 has been withheld on behalf of employees for a future purchase period.
Class B Units
We recognized stock-based compensation expenses of $1,058,442 and $553,600 for the years ended December 31, 2021 and 2020, respectively. These amounts include profits distributions to Class B unitholders of $123,449 and $78,398 for the years ended December 31, 2021 and 2020, respectively. The amount of stock-based compensation

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
expense related to the Class B Units included in each of the line items in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$—	$170,536	$102,736
Sales and marketing	—	46,417	10,567
General and administrative	—	841,489	440,297
Total stock based-compensation expense	$—	$1,058,442	$553,600
The following is a rollforward of Class B Units activity for the year ended December 31, 2021:

Unvested at January 1, 2021	75,044
Granted	17,690
Vested	(92,734)
Unvested at December 31, 2021	—
The weighted-average grant-date fair value of Class B Units granted was $2,195.16 per unit during the year ending December 31, 2021.
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
Net income (loss) for the year ended December 31, 2021 was attributed to the pre-Transactions period from January 1, 2021 through July 21, 2021 and to the post-Transactions period from July 22, 2021 through December 31, 2021. During the pre-Transactions period, net income (loss) was attributable to consolidated MarketWise, LLC and its respective noncontrolling interests. During the post-Transactions period, net income was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. Immediately following the Transactions, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.9% and its noncontrolling interest was 92.1%. For the post-Transaction period from July 22, 2021 through December 31, 2021, net income attributable to controlling interests included a $15,689 gain on warrant liabilities and a $2,358 tax provision, both of which are 100% attributable to the controlling interest.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table sets forth the computation of basic and diluted earnings per share for the period from July 22, 2021 through December 31, 2022:

	Year Ended December 31, 2022	Period from July 22, 2021 through December 31, 2021
Basic earnings per share:
Numerator:
Net income	$101,170	$78,728
Less: Net income attributable to noncontrolling interests	83,180	60,476
Net income attributable to Class A common shareholders	$17,990	$18,252

Denominator:
Weighted average shares outstanding (in thousands)	24,635	25,035

Basic earnings per share	$0.73	$0.73

Diluted earnings per share:
Numerator:
Net income	$101,170	$78,728
Less: Net income attributable to noncontrolling interests	83,180	60,476
Net income attributable to Class A common shareholders	$17,990	$18,252

Denominator:
Weighted average shares outstanding (in thousands)	24,747	25,035

Diluted earnings per share	$0.73	$0.73
The Company’s potentially dilutive securities and their impact on the computation of earnings per share are as follows:
•Public and Private Placement Warrants: the public and Private Placement Warrants were "out of the money" for the period from July 21, 2021 through December 31, 2021, therefore, net income per share excludes any impact of the 20,699,993 public warrants and 10,280,000 Private Placement Warrants. The warrants were out of the money during the portion of the year ended December 31, 2022 prior to the warrant exchange transaction in September 2022. There are no warrants outstanding as of December 31, 2022. For more details on the warrant exchange, see Note 18 – Warrant Exchange.
•Sponsor and MarketWise Management Member Earnout shares: the 3,051,000 Sponsor Earn Out shares and the 2,000,000 MarketWise Management Member Earn Out shares (as defined and discussed in the Original Report) held in escrow are excluded from the earnings per share computation since the earnout contingency has not been met.
•Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs as of December 31, 2022. The diluted earnings per share calculation includes the impact of dilutive RSUs,

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
excludes the impact of antidilutive RSUs, and excludes certain RSUs with performance conditions, since the performance conditions have not been met as of December 31, 2022.
•Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
•ESPP: The basic earnings per share calculation includes the impact of the shares that were issued under the ESPP as of December 30, 2022.

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
The components of income tax expense consisted of the following:

	Year Ended December 31,
	2022	2021
Current income tax expense (benefit):
Federal	$—	$—
State	—	—
Deferred income tax expense (benefit):
Federal	1,294	1,942
State	196	416
Total income tax expense (benefit)	$1,490	$2,358
A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Statutory federal tax rate	21.00%	21.00%
State income taxes, net of federal benefit	3.85%	4.50%
Fair value of warrant liabilities	(3.61)%	—%
Permanent items	(2.13)%	(0.55)%
Income attributable to noncontrolling interests	(17.66)%	(25.20)%
Effective income tax rate	1.45%	(0.25)%
The Company’s effective tax rate was 1.45% and (0.25)% in 2022 and 2021, respectively, in comparison to the U.S. statutory rate of 21.00%. Our effective tax rates in 2022 and 2021 differ from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income. Further, the year over year difference includes the effects of state apportionment changes, the change in fair value of warrant liabilities and net income fully in the post-Transaction period attributable to MarketWise, Inc.
Details of the Company’s deferred tax assets and liabilities are as follows:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	December 31,
	2022	2021
Deferred tax assets:
Reserves	$182	$216
Accrued expenses	170	127
Deferred revenue	7,100	9,899
Derivatives	29	40
Stock-based compensation	240	102
Investment in MarketWise, LLC	29,088	28,981
Net operating loss carryforwards	3,147	1,260
Investment in flow-through partnerships	712	296
Lease liabilities	165	158
Fixed assets	—	9
Charitable contributions	9	25
Intangible assets	—	1,057
Research and development capitalization	86	—
Total deferred tax assets	$40,928	$42,170
Deferred tax liabilities
Deferred expense	$(4,236)	$(3,959)
Related party interest	—	(53)
Right-of-use asset	(216)	(213)
Fixed assets	(18)	—
Intangible assets	(38)	—
Total deferred tax liabilities	$(4,508)	$(4,225)
Valuation allowance	(29,088)	(28,981)
Net deferred tax assets	$7,332	$8,964
We had a federal net operating loss carryforward (“NOL”) of $5,997 and $4,942, which can be carried forward indefinitely as of December 31, 2022 and 2021, respectively. We also had state net operating losses of $4,145 and $272 as of December 31, 2022 and 2021, respectively, with varying carryforward periods. As of December 31, 2022, it is more likely than not that future operations will generate sufficient taxable income to realize the NOL and therefore, no valuation allowance was recorded on the NOL.
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
In evaluating the need for a valuation allowance on the deferred tax asset, the Company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance of $29,088 and $28,981 for certain deferred tax assets that are not more likely than not to be realized as of December 31, 2022 and 2021, respectively.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The Company did not record any penalties or interest related to uncertain tax positions, as management has concluded that no such positions exist, on the consolidated balance sheets as of December 31, 2022 and 2021. The Company does not expect any changes to uncertain tax positions within the next 12 months.
The Company is subject to examination for tax years beginning with the year ended December 31, 2019. The Company has been notified of an upcoming IRS examination of MarketWise, LLC for tax year 2020. The Company is not currently subject to income tax audits in any state jurisdictions for any tax year.
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
The TRA will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of MarketWise, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. There was no exchange of MarketWise, LLC units as part of the Transactions and there has been no exchange since the Transactions; therefore, we have not recorded a liability under the TRAs as of December 31, 2022.

14.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $2,363, $1,284 and $3,386 for the years ended December 31, 2022, 2021 and 2020, respectively.
We incurred costs related to revenue share agreements with related parties which are capitalized within deferred contract acquisition costs. We capitalized $3,110, $10,326 and $5,891 for the years ended December 31, 2022, 2021 and 2020, respectively.
A related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $800, $1,260 and $1,005 for the years ended December 31, 2022, 2021 and 2020, respectively.
We recorded fees paid to members of our Board of Directors of $293, $152 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively, within related party expense in the accompanying consolidated statement of operations.
A related party also provided certain corporate functions to the Company and the costs of these services are recorded within related party expense in the accompanying consolidated statement of operations. We recorded $85, $92 and $122 for the years ended December 31, 2022, 2021 and 2020, respectively. We held balances of $1,043 and $1,037 as of December 31, 2022 and December 31, 2021 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with our related party are presented net and are included in related party payables, net in the consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B unitholders. As a result, we recognized $656, $358 and $348 in other income, net for the years ended December 31, 2022, 2021 and 2020, respectively. Related party receivables related to these services were $403 and $358 as of December 31, 2022 and 2021, respectively.
We lease offices from related parties. Lease payments made to related parties were $1,824, $1,536 and $1,505 for the years ended December 31, 2022, 2021 and 2020, respectively, and rent expense of $2,378, $2,224 and $2,224 were recognized in general and administrative expenses for the years ended December 31, 2022, 2021 and 2020,

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
respectively, related to leases with related parties. At December 31, 2022 and 2021, respectively, ROU assets of $9,210 and $10,323 and lease liabilities of $7,041 and $7,545 are associated with leases with related parties.
In April 2020 we provided a loan to a Class A unitholder and recognized a related party note receivable from the unitholder of $1,148. We recognized $17 and $10 in interest income for the years ended December 31, 2022 and 2021, respectively. The related party note receivable balance was $1,158 as of December 31, 2021. This loan was repaid in October 2022.
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
In August 2019, we provided an additional loan to a Class B unitholder and recognized a related party note receivable from the unitholder of $3,000. We recognized $25 in interest income for the year ended December 31, 2020. This loan was repaid in June 2020.
15.    Variable Interest Entities
We consolidated a VIE based on our ability to exercise power and being the primary beneficiary of the entity including directing the operations and marketing campaigns and sharing customer lists and publications, as of December 31, 2022 and 2021. There have been no reconsideration events during these periods. The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to MarketWise for the consolidated VIE’s liabilities. The following represents financial information for the consolidated VIE included in the consolidated balance sheets:

	As of December 31,
	2022	2021
Current assets	$3,678	$3,901
Noncurrent assets	300	2
Total assets	$3,978	$3,903

Current liabilities	$227	$274
Total liabilities	$227	$274

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
16.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Year Ended December 31,
	2022	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$864	$67	$339
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(2,264)	(1,761)	(2,767)
Operating lease right-of-use assets obtained in exchange for lease obligations	(795)	—	(409)
Operating lease right-of-use assets obtained in exchange for lease obligations from acquisitions	(51)	398	—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	38	12	—

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$158,575	$139,078	$114,422
Restricted cash	—	500	505
Total	$158,575	$139,578	$114,927
17.    Shareholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity, as of December 31, 2022. The 3,051,000 Sponsor Earn Out shares held in escrow and the 2,000,000 Management Earn Out shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Common stock - Class A	950,000,000	29,039,655	29,039,655
Common stock - Class B	300,000,000	291,092,303	291,092,303
Preferred stock	100,000,000	—	—
Total	1,350,000,000	320,131,958	320,131,958
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
On November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. We repurchased 2,484,717 and 500,270 shares totaling $13,054 and $3,340 in aggregate, including fees and commissions of $25 and $5 for the years ended December 31, 2022 and 2021, respectively. Since the inception of the program we have repurchased 2,984,987 total shares. The maximum dollar value of shares that may yet to be purchased under the plan was $18,636 as of December 31, 2022
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.
As more fully described in Note 18 – Warrant Exchange below, during September 2022 we issued Class A common stock totaling 5,939,739 in connection with our warrant exchange transaction.

18.    Warrant Exchange
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
On September 14, 2022, we concluded the Offer and Consent Solicitation with approximately 96% of the outstanding warrants validly tendered and not withdrawn prior to the expiration of the Offer and Consent Solicitation. Accordingly, on September 19, 2022, we issued 5,725,681 shares of Class A common stock in exchange for the 29,743,932 warrants tendered in the Offer.
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
We incurred $2.1 million of costs directly related to the warrant exchange, consisting primarily of dealer manager fees and professional, legal, printing, filing, regulatory, and other costs. These costs were recorded in general and administrative expenses on the consolidated statements of operations as the transactions did not generate any proceeds to us and therefore the costs did not qualify to be deferred or charged to additional paid-in-capital under ASC 340-10-S99-1.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
19.    Subsequent Events
Subsequent to December 31, 2022, we granted approximately 3.4 million RSUs in aggregate to certain employees and service providers under our 2021 Award Incentive Plan.

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
Based on our evaluation, and as a result of the material weaknesses described above, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the period covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the period presented in conformity with U.S. GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of its internal controls over financial reporting as of December 31, 2022, based on the updated framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation.
Based on management’s evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, because of the material weaknesses related to i) the lack of contemporaneous documentation and account reconciliation and ii) the lack of a formalized and documented risk assessment process described above.
Remediation Efforts to Address the Material Weaknesses
We have taken a number of remediation actions since the identification of the material weaknesses through December 31, 2022, and are continuing with our efforts, that included:
•hiring personnel with appropriate levels of experience in accounting, technology, risk assessment, and internal controls;
•establishing a comprehensive SOX program that includes the documentation and assessment of the Company’s risks and internal controls over financial reporting to comply with the Sarbanes-Oxley Act;
•implementing an annual risk assessment process over financial reporting;
•implementing an annual cyber security risk assessment process;
•establishing a Disclosure Task Force with participants across business units to ensure the completeness and accuracy of financial reporting disclosures;
•establishing regular director and executive management meetings to oversee Company risks and performance;
•implementing a new revenue recognition application and associated internal controls over financial reporting; and
•enhancing account reconciliation processes and internal controls, leveraging the use of a reconciliation application, and training of accounting personnel.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weaknesses described above. As such, we have not concluded that the material weaknesses have been fully remediated as of December 31, 2022, and therefore have concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
Other than described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the section captioned “Directors and Executive Officers” in our definitive Proxy Statement for the Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation.
The information required by this item will either be set forth under the “Executive Compensation” section in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be either set forth under the sections captioned “Voting Securities and Principal Holders Thereof,” and “Executive Compensation” in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be either set forth under the “Directors and Executive Officers” section in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be either set forth under the “Audit Committee Pre-Approval of Audit and Non-Audit Services” section in the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.
PART IV

Item 15. Exhibit and Financial Statement Schedules.
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

4.4
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

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.5+	MarketWise, Inc. Non-Employee Director Compensation Policy (Effective July 28, 2022).
10.6+	2021 MarketWise, Inc. Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).

10.7+	2021 MarketWise, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
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

10.13
Separation Agreement, dated November 22, 2022, by and between MarketWise, Inc. and Mark Arnold. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 13, 2022)

10.14
Offer Letter, effective as of December 27, 2022, by and between MarketWise, Inc. and Dr. Stephen Sjuggerud. (incorporated by referense to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 3, 2023)

10.15
MarketWise, Inc. Executive Severance Plan, effective as of December 16, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2023)

21.1	List of Subsidiaries of MarketWise, Inc.
23.1	Consents of Experts and Counsel
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

MARKETWISE, INC.

Date: March 31, 2023	By:	/s/ Amber Mason
	Name:	Amber Mason
	Title:	Chief Executive Officer

	By:	/s/ Stephen Park
	Name:	Stephen Park
	Title:	Interim Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amber Mason and Stephen Park, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amber Mason	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023
Amber Mason

/s/ Stephen Park	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Stephen Park

/s/ Mark Gerhard	Director	March 31, 2023
Mark Gerhard

/s/ Riaan Hodgson	Director	March 31, 2023
Riaan Hodgson

/s/ Michael Palmer	Director	March 31, 2023
Michael Palmer

/s/ Manuel Borges	Director	March 31, 2023
Manuel Borges

/s/ Paul Idzik	Director	March 31, 2023
Paul Idzik

/s/ Van Simmons	Director	March 31, 2023
Van Simmons