Form 10-K/A
period 2022-12-31
MARKETWISE, INC.
filed 2023-04-28
CIK 1805651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
As of April 25, 2023, there were 34,964,490 shares of the registrant’s Class A common stock and 291,092,303 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Baltimore, Maryland	Auditor Firm ID:	34

EXPLANATORY NOTE

MarketWise, Inc. (the "Company," “MarketWise,” “we,” “us,” or “our”) is filing this Amendment No.1 to our Form 10-K for the year ended December 31, 2022 ("Amendment"), originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Original Form 10-K”), for the purpose of providing the information required by Part III that was omitted from the Original Form 10-K filing.

This Amendment speaks as of the original filing date of the Original Form 10-K and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV. No other information included in the Original Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Capitalized terms used but not otherwise defined herein shall have the respective meanings ascribed to such terms in the Original Form 10-K.

We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names, ages, and positions of the individuals who currently serve as our executive officers and directors:

Name	Age	Position
Amber Mason	43	Chief Executive Officer and Director
Stephen Park	60	Interim Chief Financial Officer
Marco Ferri	50	Chief Corporate Development Officer
Gary Anderson	55	General Counsel
Marco Galsim	49	Chief Information Officer
Cynthia Cherry	50	Chief Human Resources Officer
Manuel Borges	54	Director
Mark Gerhard	46	Director
Riaan Hodgson	53	Director
Paul Idzik	62	Director
Michael Palmer	52	Director
Van Simmons	71	Director

Amber Mason was appointed to serve as Chief Executive Officer and a member of our Board of Directors in February 2023. Ms. Mason joined MarketWise in 2006 and since that time, she has worked at multiple levels of the business. She rose to become one of the Managing Partners of Legacy Research Group, a MarketWise company, and for 6 years, she successfully led that business to new levels of growth and extraordinary success. Ms. Mason served as Vice President of Business Development in 2022 and as Chief Operating Officer for a short time in 2023, before being appointed as CEO. Ms. Mason earned a bachelor’s degree in English language and literature from the University of Chicago. Having worked in a variety of roles for MarketWise and its affiliates for more than 17 years, we believe Ms. Mason is uniquely qualified to serve on our Board of Directors.

Stephen Park was appointed to serve as interim Chief Financial Officer in March 2023. Since January 2022, he has served as a financial consultant for Business Talent Group, LLC, a leading provider of business advisory and executive talent solutions (“Business Talent Group”), where he has assisted clients with IPO readiness, financial statement reporting and audit management. Prior to his work with Business Talent Group, Mr. Park served as an independent consultant from May 2020 to January 2022 and as the Chief Financial Officer of ProEM Party and Event Rentals from January 2018 to May 2020. Mr. Park has also served as Chief Financial Officer of several other privately held companies and as an Audit Partner at Ernst & Young, LLP.

Marco Ferri has served as our Chief Corporate Development Officer since January 2023, after serving as Director of Business Development since 2018. He leads all external growth initiatives, including acquisitions and joint ventures, and is responsible for identifying and fostering relationships with potential targets and partners. Prior to joining our family, Mr. Ferri was a founding partner at Avila Rodriguez Hernandez Mena & Ferri LLP (“ARHMF”), where he specialized in mergers, acquisitions and joint ventures, among other concentrations. Prior to founding ARHMF, Mr. Ferri was a partner at Holland & Knight LLP, an AmLaw 100 international law firm. Mr. Ferri holds a Bachelor of Business Administration in Marketing from the University of Notre Dame, and received his Juris Doctor, cum laude, from the University of Florida, Levin College of Law.

Gary Anderson has served as our General Counsel since 2017. He is responsible for managing all legal and compliance matters, including corporate governance, litigation, regulatory compliance, intellectual property, customer and SaaS agreements, data, global security, and privacy issues. Mr. Anderson is a Certified Information Privacy Professional (CIPP/US) through the International Association of Privacy Professionals. Prior to taking this role in 2017, Mr. Anderson worked in private practice for nearly 20 years, primarily as a partner in the Washington, D.C. office of Kirkland & Ellis LLP. During this time, Mr. Anderson represented clients in wide range of matters spanning complex commercial litigation, securities and accounting fraud, intellectual property, class actions, breach of contract, as well as sensitive government investigations. Earlier in his career, Mr. Anderson worked at PricewaterhouseCoopers as an auditor and also served as a law clerk in the U.S. Court of Appeals for the Second Circuit and the Frauds Bureau of the Manhattan District Attorney’s office. Mr. Anderson earned a B.B.A. in Accounting from the University of Notre Dame and a J.D. from Notre Dame Law School, where he was the Note Editor of the Law Review. He previously served as an officer in the U.S. Army Reserve.

Marco Galsim has served as our Chief Information Officer since 2020, after serving as the Head of Technology for seven years. He provides leadership for the development of innovative, robust, scalable, and secure technology infrastructure. During his time with us, he spearheaded the full technology infrastructure transition into the cloud. Mr. Galsim has more than 20 years of experience in the technology space, having held a variety of technology positions at the Videology Group, AOL, Stanley Black and Decker, and Manugistics. Mr. Galsim holds a Bachelor of Science in Industrial Management Engineering with a minor in Mechanical Engineering from De La Salle University.

Cynthia Cherry has served as our Chief Human Resources Officer since 2018. She was tasked with building out the human resources infrastructure and developing a team to support our businesses. Ms. Cherry is responsible for leading HR strategy and influencing culture through effective talent acquisition and employee relations. With more than 20 years of experience, she has handled a full range of human resources and business management responsibilities. She spent the bulk of her earlier career in professional services, working for Mendelson & Mendelson, CPAs, the law firm of Ober, Kaler, Grimes & Shriver, and the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC. Ms. Cherry is a Senior Certified Professional—SHRM, specializing in executive coaching, employee relations, compliance, and benefits. Ms. Cherry earned her bachelor’s degree in Psychology at the University of Maryland, College Park.

Manuel “Manny” Borges has served as a member of our board of directors since the consummation of the Transactions in July 2021. Mr. Borges currently serves as Senior Vice President and Chief Financial Officer of Digital and Streaming for Univision, the leading Spanish-language content and media company in the United States. From 2009 until its sale to Univision in early 2021, Mr. Borges was with VIX, Inc. as their Chief Financial Officer and Chief Operating Officer. Prior to VIX, Mr. Borges served as Senior Vice President of Finance for The Related Group and the Chief Financial Officer of Related International. Prior to that, Mr. Borges was with Radio Unica Communications Corp serving as Vice President of Finance and Chief Accounting Officer and played a key role in Radio Unica’s IPO. Mr. Borges began his career as an Audit Manager for PricewaterhouseCoopers. He earned a Bachelor’s of Accounting and a Master’s of Accounting, both from Florida International University in 1991 and 1992 respectively. We believe Mr. Borges is qualified to serve on our board of directors due to his extensive experience in finance and accounting in the attention economy sector.

Mark Gerhard was ADAC’s Chief Executive Officer and a Director from March 2020 until consummation of the business combination with MarketWise, LLC (the "Transactions") in July 2021, and remains a member of our board of directors. Mr. Gerhard has been the Co-Founder, Chief Executive Officer, and Chief Technology Officer of Disruptional Ltd (f/k/a Playfusion Ltd), an artificial intelligence technology and gaming studio that is involved in creating a next generation mixed-reality platform, since January 2015. Mr. Gerhard was previously the Chief Executive Officer and Chief Technology Officer of Jagex Game Studios, a British independent game developer and publisher, and the creator of Runescape, a popular video game. Mr. Gerhard is also the Vice Chairman of TIGA, a British trade body for video game developers and publishers. Mr. Gerhard is also the Founder of Ministry of Data, a developer of cybersecurity solutions. Mr. Gerhard was also previously the Principal Security Officer at GTech Corporation, a gaming and technology company, from 2007 to 2008. Mr. Gerhard has over 15 years of experience in the digital entertainment industry. We believe Mr. Gerhard is qualified to serve on our board of directors because of his extensive experience in the attention economy sector.

Riaan Hodgson was the Chief Operating Officer and a Director of Ascendant Digital Acquisition Corporation (“ADAC”) from March 2020 until the Transactions, and remains a member of our board of directors. Mr. Hodgson has been the Chief Operating Officer and Chief Financial Officer of Beauty Labs International Ltd, a technology company that provides AI applications for beauty brands, since January 2020. Mr. Hodgson has also been a director of Cambridge Venture Partners since January 2015, where he acts as an investor and advisor, focusing on technology and games. Previously, Mr. Hodgson was the Chief Operating Officer and Chief Financial Officer of Disruptional Ltd (f/k/a PlayFusion Ltd). From April 2008 to January 2015, Mr. Hodgson was the Chief Operating Officer and Chief Financial Officer of Jagex Game Studios. Mr. Hodgson is a chartered accountant and has a finance degree from North-West University. We believe Mr. Hodgson is qualified to serve on our board of directors because of his finance experience in the technology industry.

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

Van Simmons has served as a member of our board of directors since consummation of the Transactions in July 2021. Mr. Simmons has served as President of David Hall Rare Coins, Inc. since 1991. He also co-founded Collector’s Universe (NASDAQ: CLCT), the leading grading and authentication service to the collectibles market. Mr. Simmons also served on its board of directors from 1999 through 2018. As a rare coin dealer since 1979, Mr. Simmons is widely regarded as the foregone authority on coin grading, having pioneered the coin grading standard in use today. Mr. Simmons holds a Masters Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization. We believe Mr. Simmons is qualified to serve on our board of directors due to his extensive experience in the attention economy sector.

Board Composition and Election of Directors

Our Board is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified. Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. Each director will hold office until his or her successor is elected and qualified or until his or her earlier death, resignation, retirement, disqualification, or removal from office. Directors may be removed by our stockholders only for cause, and only by the affirmative vote of the holders of at least a majority of the voting power of our then-outstanding voting stock entitled to vote in the election of directors. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our Board may have the effect of delaying or preventing changes in control of our company.

Our Board presently has seven (7) members. The current class structure is as follows: Class I, whose terms will expire at the 2025 Annual Meeting of Stockholders; Class II, whose terms will expire at the 2023 Annual Meeting of Stockholders, and, if elected at the Annual Meeting, whose subsequent terms will expire at the 2026 Annual Meeting of Stockholders, and Class III, whose terms will expire at the 2024 Annual Meeting of Stockholders. The current Class I Directors are Manuel Borges, Riaan Hodgson, and Van Simmons; the current Class II directors are Amber Mason, Mark Gerhard and Paul Idzik; and the current Class III director is Michael Palmer. On March 1, 2023, Paul Idzik informed the Company that he will step down from the board of directors at the end of his current term, which coincides with the Company’s upcoming annual meeting of stockholders. Prior to the Annual Meeting, the Board will appoint Matthew Turner as a Class II Director.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Mark Gerhard, Riaan Hodgson, Manuel Borges, Paul Idzik, and Van Simmons, representing five of our seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is "independent" as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Global Market. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees
Our Board has established three standing committees—Audit, Compensation and Nominating and Corporate Governance—each of which operates under a written charter that has been approved by our Board. The members of each of the committees is set forth below:

Audit Committee	Compensation Committee	Nominating and Governance Committee
Riaan Hodgson	Van Simmons	Paul Idzik
Manuel Borges	Mark Gerhard	Mark Gerhard
Mark Gerhard	Paul Idzik	Van Simmons

Audit Committee

The Audit Committee’s responsibilities include:

▪appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

▪overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

▪reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

▪assisting our Board in overseeing our internal control over financial reporting and disclosure controls and procedures;

▪reviewing the effectiveness of our risk management policies;

▪reviewing legal, regulatory and compliance matters that could have a significant impact on our financial statements;

▪meeting independently with our internal auditing staff, if any, and independent registered public accounting firm and management;

▪reviewing and approving or ratifying related-person transactions; and

▪preparing the audit committee report required by SEC rules.

The members of our Audit Committee are Riaan Hodgson, Manuel Borges and Mark Gerhard, each of whom meets the requirements for financial literacy under the Nasdaq rules. Riaan Hodgson serves as the chairperson of the committee. We undertook a review of the independence of the directors named above and have determined that each of the members of the Audit Committee meets the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the applicable Nasdaq rules, and that Riaan Hodgson is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and has the requisite financial sophistication as defined under the applicable Nasdaq rules.

Our Board adopted a written charter for the Audit Committee, which is available on our website.

Compensation Committee

The Compensation Committee’s responsibilities include:

▪reviewing and approving the compensation of our chief executive officer and other executive officers and, in the case of our chief executive officer, recommending for approval by the Board the compensation of our chief executive officer;

▪developing and administering our equity incentive plans;

▪reviewing and making recommendations to our Board with respect to director compensation;

▪reviewing and discussing annually with management, and recommending to our Board, our “Compensation Discussion and Analysis,” to the extent required; and

▪preparing the annual compensation committee report required by SEC rules, to the extent required.

The members of our Compensation Committee are Van Simmons, Mark Gerhard, and Paul Idzik. Van Simmons serves as the chairperson of the committee. We undertook a review of the independence of the directors named above and have determined that each of the members of the Compensation Committee is “independent” as defined under the applicable Nasdaq rules. We undertook a review and determined that Van Simmons is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. To the extent necessary or advisable for purposes of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a minimum of two compensation committee members shall qualify as “outside directors” within the meaning of such section.

Our Board adopted a written charter for the Compensation Committee, which is available on our website.

Nominating and Corporate Governance Committee

▪The Nominating and Corporate Governance Committee’s responsibilities include:

▪identifying individuals qualified to become members of our Board;

▪recommending to our Board the persons to be nominated for election as directors and to each Board committee;

▪reviewing and recommending to our Board’s corporate governance principles, procedures, and practices, and reviewing and recommending to our Board proposed changes to our corporate governance principles, procedures, and practices from time to time; and

▪reviewing and making recommendations to our Board with respect to the composition, size and needs of our Board.

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

Our Board adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2022, the members of our Compensation Committee were Van Simmons, Mark Gerhard, and Paul Idzik. None of the members of our Compensation Committee is a current employee of the Company. During the fiscal year ended December 31, 2022, no relationship required to be disclosed by the rules of the SEC existed aside from those identified herein.

Role of the Board in Risk Oversight
Risk assessment and oversight are an integral part of our governance and management processes. Our management is responsible for our day-to-day risk management activities. Our Board oversees the implementation of risk mitigation strategies by management and encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks we face, including cybersecurity risks. Throughout the year, senior management reviews these risks with the Board at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our Board is apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions. Our Board administers this oversight function, including the oversight of cybersecurity risks, directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. The Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure.

Code of Ethics and Business Conduct
Our Board has adopted a Code of Conduct and Business Ethics that contain the ethical principles by which our chief executive officer and chief financial officer, among others, are expected to conduct themselves when carrying out their duties and responsibilities. A copy of our Code of Conduct and Business Ethics is available on our website at www.investors.marketwise.com. We will provide a copy of our Code of Conduct and Business Ethics to any person, without charge, upon request, by writing to, MarketWise, Inc., 1125 N. Charles Street, Baltimore, MD 21201 (telephone number (888) 261-2693). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct and Business Ethics by posting such information on our website at www.marketwise.com.

Item 11. Executive Compensation.
This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2022, our “named executive officers” and their positions were as follows:

▪Stephen Sjuggerud, Interim Chief Executive Officer and Director;

▪Marco Ferri, Director, Business Development;

▪Marco Galsim, Chief Information Officer; and

▪Mark Arnold, former Chief Executive Officer and former Chairman of the Board.

Dr. Sjuggerud commenced serving as Interim CEO effective November 22, 2022, prior to which he served in the role of Editor. Mr. Arnold’s employment with us terminated November 22, 2022.

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total
Stephen Sjuggerud, Interim Chief Executive Officer and Director	2022	529,861	—		—		—		9,150	(1)	539,011
Marco Ferri, Director, Business Development	2022	500,000	—		—		343,000	(2)	9,150	(3)	852,150
	2021	500,000	—		14,367,069	(4)	552,000	(5)	266,353		15,685,422
Marco Galsim, Chief Information Officer	2022	314,038	125,936	(6)	270,769	(7)	—		9,054	(8)	719,797
Mark Arnold, former Chief Executive Officer and former Chairman of the Board	2022	458,333	—		—		—		8,497,091	(9)	8,955,424
	2021	500,000	—		—		2,747,611	(10)	1,193,353		4,440,964
____________
(1)Amount reflects Dr. Sjuggerud's 401(k) company matching contribution.
(2)Amount reflects Mr. Ferri’s acquisition bonus earned for 2022, as further described in “2022 Bonuses.”
(3)Amount reflects Mr. Ferri's 401(k) company matching contribution.
(4)Amount reflects the full grant-date fair value of the profits interests granted during 2021 in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Assumptions used in calculating these amounts are described in Note 11 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
(5)Amount reflects Mr. Ferri’s (a) acquisition bonus in the amount of $192,000 and (b) joint venture bonus in the amount of $360,000.
(6)Amount includes Mr. Galsim’s discretionary bonus of $125,000, as further described in “2022 Bonuses," and standard employee milestone and longevity awards of $936

(7)Amount reflects the full grant-date fair value of restricted stock units ("RSUs") granted during 2022 in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Assumptions used in calculating these amounts are described in Note 11 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
(8)Amount reflects Mr. Galsim's 401(k) company matching contribution.
(9)Amount includes separation payment made in connection with Mr. Arnold’s termination of employment, as further described in "Executive Compensation — Employment Agreements — Mark Arnold" and Mr. Arnold's 401(k) company matching contribution of $9,150.
(10)Amount reflects Mr. Arnold’s annual management bonus, as further described in “2021 Bonuses.”

2022 Salaries

The named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting each executive’s skill set, experience, role, and responsibilities.

In 2022, the annual base salary of our Interim CEO increased from $500,000 to $750,000 effective as of November 18, 2022 in connection with his assumption of the role of Interim CEO.

2022 Bonuses

In 2022, the named executive officers were all eligible to receive an annual executive bonus payment from us. These bonus payments were determined by us based on our overall performance for the year, as well as each individual’s performance, subject to each named executive officer’s continued employment through the payment date.

Dr. Sjuggerud and Mr. Ferri did not receive a discretionary bonuses for 2022. Mr. Galsim received a discretionary executive bonus of $125,000 for 2022.

Pursuant to his employment agreement, Mr. Ferri was eligible to receive a cash bonus based the Company's (a) acquisition of a target company and/or (b) formation of a successful joint venture. With respect to acquisitions, Mr. Ferri was entitled to receive a cash bonus of up to 5% of the enterprise value of the target entity, subject to his continued employment through the payment date. With respect to joint ventures, Mr. Ferri was entitled to receive a cash bonus based on the aggregate net sales of the joint venture during the first 12 months, subject to his continued employment through the payment date. Mr. Ferri earned a bonus of $343,000 with respect to 2022 as a result of the successful acquisitions of Chaikin in 2021 and Buttonwood Publishing in 2022.

Mr. Arnold was entitled to receive an annual management bonus, based on a formula equal to 1.5% of our net income for 2022 as defined in the Arnold Employment Agreement. However, as a result of his termination of employment in November 2022, Mr. Arnold did not receive an annual bonus for 2022.

The annual cash bonuses awarded to each named executive officer for 2022 are set forth above in the “Summary Compensation Table” in the columns entitled “Bonus” and “Non-Equity Incentive Plan Compensation.”

Equity Compensation

We can make grants of incentive compensation to our employees, consultants and non-employee directors pursuant to the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) in the form of stock options, which may be either incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards.

Mr. Galsim received a grant under the 2021 Incentive Award Plan of 153,846 RSUs on December 16, 2022.

Other Elements of Compensation
Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

▪medical, dental, and vision benefits;

▪health savings accounts;

▪medical and dependent care flexible spending accounts;

▪short-term and long-term disability insurance; and

▪life insurance.

We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to its named executive officers. The Company does not subsidize the aforementioned employee benefits for Mr. Ferri and Mr. Sjuggerud

No Tax Gross-Ups. We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

Retirement Plans

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match up to 50% of the first 6% of the employee contributions made by participants in the 401(k) plan, which matching contributions fully vest over a period of five years. The named executive officers were eligible to receive company matching contributions for 2022, the amounts of which are set forth in the column entitled “All Other Compensation” in the Summary Compensation Table above. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan and making matching contributions adds to the overall desirability of our executive compensation package and further incentivizes employees, including the named executive officers, in accordance with our compensation policies.

Executive Severance Plan

The Compensation Committee adopted the MarketWise, Inc. Executive Severance Plan on December 16, 2022 (the “Severance Plan”). Mr. Galsim and Mr. Ferri did not participate in the Severance Plan in 2022, but elected to participate in the plan in 2023.

Pursuant to the Severance Plan, in the event of the termination of a participant’s employment by the Company without Cause or the participant’s resignation for Good Reason (each as defined in the Severance Plan) other than during the period beginning on the date that is three months prior to the consummation of a change in control and ending on the twenty-four (24)-month anniversary of such change in control (the “Change in Control Protection Period”), the participant will be entitled to receive (i) a lump-sum cash payment equal to the product of the participant’s severance multiplier (1.25 for Mr. Ferri and Mr. Galsim) times the participant's base salary, (ii) the participant's target annual cash bonus for the year of termination, prorated based on the time participant was employed during the year in which termination occurs, (iii) healthcare continuation coverage or reimbursement of premiums for the Benefit Continuation Period (as defined in the Severance Plan) following termination, and (iv) continued vesting of outstanding time-based equity awards.

In the event such qualifying termination occurs during the Change in Control Protection Period, the participant will instead be entitled to (i) a lump-sum cash payment equal to the product of the participant’s change in control severance multiplier (1.5 for Mr. Ferri and Mr. Galsim) times the participant's base salary, (ii) a lump-sum cash payment equal to the product of the participant’s target annual bonus for the year in which termination occurs times the participant’s change in control severance multiplier (1.5 for Mr. Ferri and Mr. Galsim), (iii) healthcare continuation coverage or reimbursement of premiums for the Benefit Continuation Period, and (iv) accelerated vesting of outstanding time-based equity awards.

The Severance Plan also provides that, in the event of the termination of a participant’s employment due to death or Disability (as defined in the Severance Plan), the participant will be entitled to receive (i) healthcare continuation coverage or reimbursement of premiums for the Benefit Continuation Period following termination, and (ii) acceleration of vesting of outstanding time-based equity awards.

The benefits payable under the Severance Plan are subject to the participant's execution and non-revocation of a release of claims and the participant’s continued compliance with applicable restrictive covenants, including post-termination non-competition and non-solicitation covenants for the participant’s severance period (18 months for Mr. Ferri and Mr. Galsim) and perpetual confidentiality covenants.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Marco Galsim	9/27/2021	11,807	35,422	(1)	$8.30	9/27/2031	—		—
	9/27/2021	—			—		42,188	(2)	70,876
	12/16/2022	—			—		153,846	(3)	258,461
______________
(1) In September 2021, we granted an award of stock appreciation rights to Mr. Galsim. The stock appreciation rights vest in equal annual installments on each of the first four anniversaries of July 21, 2021, subject to continued employment through the applicable vesting dates.
(2) The restricted stock units vest in equal annual installments on each of the first four anniversaries of the vesting commencement date of July 21, 2021, subject to continued employment through the applicable vesting dates.

(3) The restricted stock units vest in equal annual installments on each of the first four anniversaries of the vesting commencement date of March 15, 2023, subject to continued employment through the applicable vesting dates.
(4) These amounts represent the value of unvested stock awards based on the closing price of our stock on December 31, 2022, or $1.68.

Executive Compensation Arrangements

Employment Agreements

Stephen Sjuggerud

On November 22, 2022, the Board of the Company appointed Dr. Stephen Sjuggerud to serve as interim Chief Executive Officer (“Interim CEO”). In connection with his appointment as Interim CEO, on December 27, 2022, the Company entered into an Offer Letter with Dr. Sjuggerud (the “Interim CEO Offer Letter”) which set forth certain compensation terms that supplement and/or supersede the compensation terms set forth in Dr. Sjuggerud’s Employment Agreement with the Company dated May 1, 2015 (the “Sjuggerud Employment Agreement”) with respect to his service as Interim CEO, effective as of November 18, 2022, with guaranteed minimum salary payments of $375,000 in the event of the termination by the Company without cause of his Interim CEO role prior to the six-month anniversary of his appointment and of $750,000 in the event of the termination by the Company without cause of his Interim CEO role upon or following the six-month anniversary but prior to the twelve-month anniversary of his appointment. In addition, the Offer Letter provides that Dr. Sjuggerud will be eligible to receive a discretionary bonus of up to $375,000 (as determined by our Compensation Committee after evaluating company and individual performance during Dr. Sjuggerud’s tenure as Interim CEO) upon or shortly following the six-month anniversary of his appointment as Interim CEO (or upon the termination of his Interim CEO role, if earlier) and, if the duration of his employment as Interim CEO exceeds six months, an additional discretionary bonus of up to $375,000 following the termination of his Interim CEO role. Except as set forth in the Interim CEO Offer letter, the Sjuggerud Employment Agreement will remain in full force and effect during Dr. Sjuggerud’s service as Interim CEO and following the termination of such service.

Pursuant to the Sjuggerud Employment Agreement, Dr. Sjuggerud is subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, including non-disparagement and two-year post-employment non-competition and non-solicitation of employees and customer provisions.

Dr. Sjuggerud resigned from his role as Interim CEO, effective February 15, 2023.

Marco Ferri

MarketWise, LLC entered into an employment agreement with Mr. Ferri, effective July 30, 2018, providing for his position as Director of Business Development with an initial base salary of $500,000 (the “Ferri Employment Agreement”). The Ferri Employment Agreement provides that Mr. Ferri’s employment term with MarketWise, LLC expires on July 30, 2021 and shall automatically renew for subsequent one-year renewal terms unless otherwise terminated by Mr. Ferri or MarketWise, LLC. The Ferri Employment Agreement may be terminated by Mr. Ferri or MarketWise, LLC at any time and for any reason upon 60 days’ notice.

The Ferri Employment Agreement provides that Mr. Ferri shall be eligible to receive an annual executive bonus payment, which is determined by MarketWise, LLC on a discretionary basis based on our overall performance for the year, as well as individual performance milestones achieved, subject to Mr. Ferri’s employment through the payment date. Upon any (a) acquisition of a target company and/or (b) creation of a joint venture entity by us, Mr. Ferri is also entitled to receive a cash bonus. In the event of a qualifying acquisitions, Mr. Ferri is entitled to receive a bonus of up to 5% of the enterprise value of the target entity, subject to certain milestone performance achievements and his continued employment through the payment dates. In the event of the creation of a successful joint venture, Mr. Ferri is entitled to receive a cash bonus based on the aggregate net sales of the joint venture, payable in installments over three years, subject to his continued employment through the payment date.

In the event Mr. Ferri’s employment is terminated due to his death or for any reason other than for “cause” (as defined in the Ferri Employment Agreement), subject to his execution and non-revocation of a release of claims, he will be entitled to receive a separation bonus equal to three years of his base salary, less any base salary amounts previously paid during the employment term. Such separation bonus will be payable in three equal annual installments.

Mr. Ferri is entitled to participate in MarketWise, LLC’s health and welfare plans.

Pursuant to the Ferri Employment Agreement, Mr. Ferri is subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, including non-disparagement and two-year post-employment non-competition and non-solicitation of employees and customer provisions.

On January 25, 2023, Mr. Ferri entered into a letter agreement (the "Ferri Letter Agreement") that supersedes the Ferri Employment Agreement (other than as set forth therein). Under the Ferri Letter Agreement, Mr. Ferri’s base salary will remain $500,000, he will remain eligible to receive any bonus payments that remain outstanding pursuant to the terms of the Ferri Employment Agreement in connection with certain acquisition and joint venture transactions initiated prior to entry into the Ferri Letter Agreement, and he will also be eligible to receive an annual discretionary incentive bonus, payable in cash and/or equity, based on individual and Company performance for each year, beginning in 2023, subject to potential reduction or offset by amounts paid in each applicable year under the bonus provisions of the Ferri Employment Agreement. The Ferri Letter Agreement also provides that Mr. Ferri will be eligible to participate in the Severance Plan.

Marco Galsim
Prior to 2023, Mr. Galsim was not party to an employee agreement or offer letter.

On January 10, 2023, the Company and Mr. Galsim entered into a letter agreement (the “Galsim Employment Agreement”), that governs the terms of his continued employment as Chief Information Officer with the Company. Under the Galsim Employment Agreement, Mr. Galsim’s base salary will be $425,000, and he will be eligible to receive an annual discretionary incentive bonus, payable in cash and/or equity, based on individual and Company performance for each year, beginning in 2023. The Galsim Employment Agreement also provides that Mr. Galsim will be eligible to participate in the Severance Plan.

Mark Arnold

MarketWise, LLC entered into an employment agreement with Mr. Arnold, effective December 1, 2019, for his position as Chief Executive Officer with an initial base salary of $500,000 (the “Arnold Employment Agreement”). The Arnold Employment Agreement provided that Mr. Arnold’s employment term with MarketWise, LLC would expire on January 2, 2025, unless Mr. Arnold and MarketWise, LLC agree to renew the employment term for one subsequent two-year renewal term.

The Arnold Employment Agreement provided that Mr. Arnold shall be eligible to receive an annual executive bonus payment, which is determined by MarketWise, LLC on a discretionary basis based on our overall performance as well as Mr. Arnold’s performance for the year, subject to Mr. Arnold’s employment through the payment date. Mr. Arnold is also eligible to receive an additional annual cash bonus, based on a formula equal to 1.5% percent of our net income for the applicable year (the “Arnold Net Income Bonus”). Mr. Arnold is also entitled to participate in our health and welfare plans.

Pursuant to the Arnold Employment Agreement, Mr. Arnold is subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, including non-disparagement and two-year post-employment non-competition and non-solicitation of employees and customer provisions.

Mr. Arnold resigned, effective November 17, 2022. In connection with Mr. Arnold’s resignation, the Company and Mr. Arnold entered into a letter agreement, dated November 17, 2022 (the “Separation Agreement”) pursuant to which Mr. Arnold received a lump sum cash payment equal to $8,510,225, less withholdings and deductions, subject to his compliance with the terms of the Separation Agreement, continued compliance with the applicable restrictive covenants and his execution and non-revocation of a general release.

Director Compensation

We have approved and implemented a compensation program for our non-employee directors that consists of annual retainer fees and long-term equity awards. Each non-employee director will receive an annual director fee of $35,000, as well as an additional annual fee of $10,000 for service as the Lead Independent Director, an additional annual fee of $90,000 for service as Non-Employee Chairperson, an additional annual fee of $20,000 for service as the chair of our audit committee, an additional fee of $15,000 for service as the chair of our compensation committee, an additional fee of $9,000 for service as the chair of our nominating and governance committee, an additional annual fee of $9,000 (excluding the chair) for service on our audit committee, an additional annual fee of $6,000 (excluding the chair) for service on our compensation committee, and an additional annual fee of $5,000 (excluding the chair) for service on our nominating and corporate governance committee, each earned on a quarterly basis.

Each non-employee director who serves on the Board as of the date of the annual meeting will receive an annual RSU award with a grant date value of $150,000 (except for the lead independent director and chairperson, who will receive $165,000), with prorated awards made to directors who are initially appointed or elected to the Board on a date other than the date of an annual meeting. Annual and initial awards will vest in full on the earlier of (i) the date immediately preceding the date of our annual stockholder meeting immediately following the date of grant and (ii) the first anniversary of the grant date. In addition, each director will be reimbursed for out-of-pocket expenses in connection with their services.

Effective January 25, 2023, the Board of Directors amended the non-employee director compensation program to provide for an increase to the annual cash director fee to $60,000 (with an additional annual fee of $15,000 for service as the lead independent director), an increase to the additional annual fee for service as the chair of our nominating and corporate governance committee to $12,000, and a decrease to the annual RSU award grant date value to $125,000 (or $135,000 for the lead independent director and chairperson).

The following table contains information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Total ($)
Manuel Borges	44,000	150,000	194,000
Mark Gerhard	48,715	150,000	198,715
Riaan Hodgson	55,000	150,000	205,000
Paul Idzik	60,000	165,000	225,000
Van Simmons	55,000	150,000	205,000
Elizabeth Burton	30,728	—	30,728
__________________

1.Amounts reflect the cash retainer fees earned by our non-employee directors in fiscal year 2022.
2.Amounts reflect the full grant-date fair value of RSUs granted in fiscal year 2022, determined in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of stock awards in Note 11 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The table below shows the aggregate numbers of unvested stock awards held as of December 31, 2022 by each non-employee director of the Board who was serving as of December 31, 2022.

Name	Unvested Restricted Stock Units Outstanding at Fiscal Year End (#)
Manuel Borges	47,468
Mark Gerhard	47,468
Riaan Hodgson	47,468
Paul Idzik	52,215
Van Simmons	47,468

Effective January 25, 2023, the Board of Directors amended the non-employee director compensation program to provide for an increase to the annual cash director fee to $60,000 (with an additional annual fee of $15,000 for service as the lead independent director), an increase to the additional annual fee for service as the chair of our nominating and corporate governance committee to $12,000, and a decrease to the annual RSU award grant date value to $125,000 (or $135,000 for the lead independent director and chairperson).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of our common stock by:

▪each person who is known to us to be the beneficial owner of more than 5% of our common stock;

▪each of our named executive officers and directors; and

▪all of our executive officers and directors as a group.

The percentage of beneficial ownership and voting power of shares of our common stock set forth below is based on 34,964,490 shares of Class A common stock outstanding and 291,092,303 shares of Class B common stock outstanding as of April 25, 2023. As of April 25, 2023, we had 51 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of April 25, 2023, we had 27 holders of record of our Class B common stock.

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

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them. Unless otherwise noted, the business address of each of those listed in the table below is 1125 N. Charles St., Baltimore, Maryland 21201.

	Class A Common Stock Owned(1)		Class B Common Stock Owned		Combined Voting Power
Name of Beneficial Owner	Number	%	Number	%	%
5% Stockholders
Affiliates of Monument & Cathedral, LLC(2)	—	—%	133,361,468	45.8%	41.0%
Frank P. Stansberry(3)	2,851,014	8.2%	64,814,214	22.3%	20.8%
Charleston Ivy, LLC(4)	—	—%	6,481,421	2.2%	2.0%
Douglas Casey(4)	—	—%	4,907,962	1.7%	1.5%
Affiliates of Greenhaven Road Investment Management(5)	4,550,354	13.0%	—	—%	1.4%
Ryan Markish(4) (6) (7)	60,000	*	3,601,078	1.2%	1.1%
Fernando Cruz(4) (6) (8)	60,000	*	3,601,078	1.2%	1.1%
Ascendant Sponsor LP and its affiliates (9)	3,051,000	8.7%	—	—%	*
Dale Lynch (4) (10)	154,750	*	2,866,344	*	*
Jared Kelly(4) (11)	100,000	*	2,866,344	*	*
Alpha Global Investments(12)	2,494,727	7.1%	—	—%	*
Directors and Named Executive Officers
Mark Arnold(13) (14)	249,591	*	15,321,821	5.3%	4.8%
Stephen Sjuggerud (11)	100,000	*	19,444,264	6.7%	6.0%
Amber Mason	—	—%	3,601,078	1.2%	1.1%
Marco Ferri(15) (16)	60,000	*	2,866,344	*	*
Marco Galsim(17)	94,633	*	—	—%	*
Manuel Borges(18)	65,540	*	—	—	*
Mark Gerhard(18) (19)	2,625,283	7.5%	—	—	*
Michael Palmer (20)	150,000	*	25,925,685	8.9%	8.0%
Paul Idzik(21)	72,095	*	—	—%	*
Riaan Hodgson(18) (19)	2,669,327	7.6%	—	—%	*
Van Simmons(18)	65,540	*	—	—%	*
All directors and executive officers as a group (11 individuals)	3,500,360	10.0%	32,393,107	11.1%	11.0%
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
(3)Frank Porter Stansberry controls Stokes Holding, LLC. Therefore, Frank Porter Stansberry may be deemed to be the beneficial owner of the securities held by Stokes Holding, LLC.
(4)In accordance with Rule 13d-3 under the Exchange Act, this stockholder would be deemed to beneficially own more than five percent of the Class A common stock as result of such stockholder’s ownership of MarketWise, LLC Common Units.
(5)Information based solely on the Schedule 13D filed by Greenhaven with the SEC on September 20, 2022. Represents securities held of record by Greenhaven Road Capital Fund 2 LP (“Fund 2”), Greenhaven Road Capital Fund 1 LP (“Fund 1”), and Greenhaven Road Special Opportunities Fund LP (“SOF” and, together with Fund 2 and Fund 1, the “Greenhaven Funds”). Greenhaven Road Investment Management LP (the “Investment Manager”), an entity owned and controlled by Scott Stewart Miller, is the investment manager of each of the Greenhaven Funds. MVM Funds, LLC (the “General Partner”), an entity owned and controlled by Scott Stewart Miller, is the general partner of Fund 1, Fund 2, and the Investment Manager. Greenhaven Road Special Opportunities Fund GP LLC (the “SOF General Partner”), an entity owned and controlled by Scott Stewart Miller, is the general partner of SOF. Therefore, Mr. Miller, the General Partner, the SOF General Partner, and the Investment Manager may be deemed to beneficially own the securities held by the Greenhaven Funds. The address for each of these persons and entities is 8 Sound Shore Drive, Suite 190, Greenwich, Connecticut 06830.
(6)Includes 60,000 Management Members Earnout Shares subject to release upon the occurrence of certain contingencies.
(7)Ryan Markish controls Markish Family Enterprises, LLC. Therefore, Ryan Markish may be deemed to be the beneficial owner of the securities held by Markish Family Enterprises, LLC.
(8)Fernando Cruz controls CCL Family, LLC. Therefore, Fernando Cruz may be deemed to be the beneficial owner of the securities held by CCL Family, LLC.
(9)Ascendant Sponsor LP is the record holder of 3,051,000 Sponsor Earnout Shares subject to release upon the occurrence of certain contingencies. Ascendant Sponsor GP LLC is the general partner of Ascendant Sponsor LP and has voting and investment discretion over the securities held by Ascendant Sponsor LP. David Gomberg is the manager of Ascendant Sponsor GP LLC and has voting and investment discretion over the securities held by Ascendant Sponsor GP LLC. The address for each of the persons and entities named in this footnote is 667 Madison Avenue, 5th Floor, New York, New York 10065.
(10)Includes 140,000 Management Members Earnout Shares subject to release upon the occurrence of certain contingencies.

(11)Includes 100,000 Management Members Earnout Shares subject to release upon the occurrence of certain contingencies.
(12)Represents 2,494,727 Class A shares held by Alpha Global Investments. Mark Gerhard and Riaan Hodgson share voting and investment discretion over such securities. The address for Alpha Global Investments is PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(13)Includes 230,000 Management Members Earnout Shares subject to release upon the occurrence of certain contingencies.
(14)Mark Arnold controls Jama 2021, LLC. Therefore, Mark Arnold may be deemed to be the beneficial owner of the securities held by Jama 2021, LLC.
(15)Marco Ferri controls Alma Beacon LLC. Therefore, Marco Ferri may be deemed to be the beneficial owner of the securities held by Alma Beacon LLC.
(16)Includes 50,000 Management Members Earnout Shares subject to release upon the occurrence of certain contingencies.
(17)Includes 55,000 Management Members Earnout Shares subject to release upon the occurrence of certain contingencies.
(18)Includes 47,468 shares of Class A common stock underlying an award of restricted stock units which will vest within 60 days
(19)Includes the securities held by Alpha Global Investments as described in footnote 12.
(20)Includes 150,000 Management Members Earnout Shares subject to release upon the occurrence of certain contingencies.
(21)Includes 52,215 shares of Class A common stock underlying an award of restricted stock units which will vest within 60 days

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

“Triggering Event I” is defined in the Transaction Agreement as (i) the date on which the daily volume-weighted average price per share of Class A common stock for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) is equal to or greater than $12.00 or (ii) if we consummate a transaction (not including the Transactions) that results in our stockholders having the right to exchange their shares for cash, securities, or other property having a value equaling or exceeding $12.00 per share (for any non-cash proceeds, as determined based on the agreed valuation set forth in the applicable definitive agreements for such transaction or, in the absence of such valuation, as determined in good faith by our Board), in either case of (i) and (ii), within the Earnout Period.

“Triggering Event II” is defined in the Transaction Agreement as (i) the date on which the daily volume-weighted average price per share of Class A common stock for a period of at least 20 trading days out of 30 consecutive trading days ending on the trading day immediately prior to the date of determination (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) is equal to or greater than $14.00 or (ii) if we consummate a transaction (not including the Transactions) that results in our stockholders having the right to exchange their shares for cash, securities, or other property having a value equaling or exceeding $14.00 per share (for any non-cash proceeds, as determined based on the agreed valuation set forth in the applicable definitive agreements for such transaction or, in the absence of such valuation, as determined in good faith by our Board), in either case of (i) and (ii), within the Earnout Period.

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

Tax Receivable Agreement

We expect to obtain an increase in our share of the tax basis of the assets of MarketWise, LLC (1) if and when (as described below under (“MarketWise Operating Agreement”) the MarketWise Members receive shares of our Class A common stock (or, at our election, cash) in connection with any redemption or exchange of MarketWise Units pursuant to the MarketWise Operating Agreement and (2) in connection with certain distributions (or deemed distributions) by MarketWise, LLC (any such basis increase, the “Basis Adjustments”). The parties intend to treat any such redemption or exchange of MarketWise Units described in clause (1) above as a direct purchase by us of MarketWise Units from the MarketWise Members for U.S. federal income and other applicable tax purposes, regardless of whether such MarketWise Units are surrendered by the MarketWise Members to MarketWise, LLC for redemption or sold to us upon the exercise of our election to acquire such MarketWise Units directly. A Basis Adjustment may have the effect of increasing (for income tax purposes) depreciation and amortization deductions allocable to us and thereby reducing the amounts that we would otherwise pay in the future to various tax authorities. The Basis Adjustments may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

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

The MarketWise Operating Agreement provides that, in the event that a tender offer, share exchange, issuer bid, take-over bid, recapitalization, or similar transaction with respect to our Class A common stock, each of which we refer to as a “PubCo Offer,” is approved by our Board or otherwise effected or to be effected with the consent or approval of our Board, each holder of MarketWise Units (other than MarketWise, Inc. and its subsidiaries) shall be permitted to participate in such PubCo Offer by delivering a participation redemption notice, which shall be effective immediately prior to, and contingent upon, the consummation of such PubCo Offer. If a PubCo Offer is initially proposed by MarketWise, Inc., then MarketWise, Inc. is required to use its reasonable best efforts to enable and permit the holders of such MarketWise Units to participate in such PubCo Offer to the same extent or on an economically equivalent basis as the holders of shares of our Class A common stock and without being required to exchange MarketWise Units or shares of our Class B Common Stock prior to consummation of the PubCo Offer; provided that in no event shall any such holder of MarketWise Units be entitled to receive aggregate consideration for each such MarketWise Unit that is greater than the consideration payable in respect of each share of our Class A common stock pursuant to the PubCo Offer.

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

MarketWise Unit Redemption Right. The MarketWise Operating Agreement will provide a redemption right to the members (other than MarketWise, Inc. and its subsidiaries) which will entitle them to have their MarketWise Units redeemed for, at MarketWise, Inc.’s election (determined by a majority of our independent directors (within the meaning of the Nasdaq rules) who are disinterested), newly issued shares of our Class A common stock on a one-for-one basis, or, to the extent funded with cash proceeds received from an equity offering by MarketWise, Inc., a cash payment equal to the volume weighted average market price of one share of our Class A common stock for each MarketWise Unit so redeemed, in each case in accordance with the terms of the MarketWise Operating Agreement. In connection with the exercise of the redemption or exchange of MarketWise Units (1) the members will be required to surrender an equal number of shares of our Class B common stock registered in the name of such redeeming or exchanging member, which will thereafter be transferred to MarketWise, Inc. and will be canceled for no consideration on a one-for-one basis with the number of MarketWise Units so redeemed or exchanged and (2) all redeeming members will surrender such MarketWise Units to MarketWise, LLC for cancellation. MarketWise, Inc. will then contribute cash or shares of our Class A common stock, as applicable, to MarketWise, LLC in exchange for an amount of newly issued MarketWise Units that will be issued to MarketWise, Inc. equal to the number of MarketWise Units redeemed from the member. MarketWise, LLC will then distribute the cash or shares of our Class A common stock, as applicable, to such member to complete the redemption. Alternatively, MarketWise, Inc. may, at its election determined by a majority of our independent directors (within the meaning of the Nasdaq rules) who are disinterested, effect a direct exchange with the applicable members of such shares of Class A common stock or such cash, as applicable, for such MarketWise Units in lieu of such a redemption. The determination of a whether to redeem MarketWise Units for shares of our Class A common stock or cash (an “Election Decision”) will be made by the “Disinterested Majority” of our Board. We expect that the Disinterested Majority will exclude any directors who directly or indirectly have a material interest (including an economic interest) in such Election Decision. By giving discretion for an Election Decision only to the Disinterested Majority, we seek to avoid conflicts of interest that could bring into question the integrity of such an Election Decision. In making an Election Decision, the Disinterested Majority may take into account general economic and business conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, the potential dilutive impact of new issuances of Class A common stock, and such other factors as the Disinterested Majority may deem relevant.

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

Licensing and Solicitation Fees

Stansberry & Associates Investment Research, LLC licenses its names and logos to Stansberry Asset Management LLC (“SAM”) in exchange for licensing fees. Stansberry & Associates Investment Research, LLC also receives solicitation fees from SAM when Stansberry & Associates Investment Research, LLC’s customers sign up to receive services from SAM. The amount of such fees accrued in the year ended December 31, 2022 was approximately $656 thousand. Marco Ferri, Mark Arnold, Stephen Sjuggerud, Porter Stansberry, and Michael Palmer are indirect, passive owners of SAM.

Leases

We lease an office property from Sandlapper II, LLC. Stephen Sjuggerud and Michael Palmer are owners of Sandlapper II, LLC. The amount paid under the lease in the year ended December 31, 2022 was approximately $56 thousand.

We lease certain office spaces from an affiliate of Monument and Cathedral, LLC. The amount paid under the lease in the year ended December 31, 2022 was approximately $1.8 million.

Revenue Share Arrangements

Our operating companies regularly enter into informal revenue share arrangements with subsidiaries of Monument & Cathedral, LLC. Under such arrangements, our operating companies pay such subsidiaries a percentage of the revenue generated by their marketing efforts or a fixed price for each customer that our operating companies acquire through their marketing efforts. These revenue share arrangements are generally informal and only last for the duration of the marketing effort, which is typically short term. In the year ended December 31, 2022, we paid Monument & Cathedral, LLC or its subsidiaries approximately $3.1 million under such arrangements.

Our operating companies also enter into similar informal arrangements under which subsidiaries of Monument & Cathedral, LLC pay our participating operating companies for their marketing efforts. In the year ended December 31, 2022, Monument & Cathedral, LLC paid us approximately $1.3 million under such arrangements.

We expect our revenue share arrangements with Monument & Cathedral, LLC and its subsidiaries to continue.

Our operating companies also enter into similar informal arrangements under which Porter & Co. paid our participating operating companies for their marketing efforts. In the year ended December 31, 2022, Porter & Co. paid us approximately $0.8 million under such arrangements. We do not expect our revenue share arrangement with Porter & Co. to continue.

Other Services

A number of subsidiaries of Monument & Cathedral, LLC provide various administrative services to our operating companies. The total amount paid to Monument & Cathedral, LLC’s subsidiaries in the year ended December 31, 2022 was approximately $0.9 million

We provide portfolio tracking services to a number of subsidiaries of Monument & Cathedral, LLC. In the year ended December 31, 2022, Monument & Cathedral, LLC paid us approximately $0.3 million for such services.

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

Policies and Procedures for Related Persons Transactions

Our board of directors adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which the post-combination company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000 and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:
▪any person who is, or at any time during the applicable period was, one of our executive officers or directors;
▪any person who is known by the post-combination company to be the beneficial owner of more than 5% of our voting stock;
▪any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and
▪any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

The following is a summary of fees paid or to be paid to Deloitte and Withum for services rendered:

	Year Ended December 31,
(in thousands)	2022	2021
Audit Fees	$2,344	$1,597
Audit-Related Fees	413	1,417
Tax Fees	1,523	1,510
All Other Fees	31	32
Total	$4,311	$4,556

Audit Fees consist of fees associated with our annual audit and the review of our quarterly reports on Form 10-Q in 2022 and 2021. Included within Audit Fees are fees paid to Withum of $146 for the year ended December 31, 2021.

Audit-Related Fees consist of fees billed in relation to our S-1, S-3 and S-4 registration statements, and due diligence engagements.

Tax Fees consist of fees related to tax compliance, tax advice and planning.

All Other Fees consist of fees related to a SOX compliance engagement, and fees related to our subscription to Deloitte’s accounting research tool.

Pre-Approval Policy

Our Audit Committee’s charter provides that the Audit Committee, or the chair of the Audit Committee, must pre-approve any audit or non-audit service provided to us by our independent registered public accounting firm, unless the engagement is entered into pursuant to appropriate pre-approval policies established by the Audit Committee or if the service falls within available exceptions under SEC rules. Without limiting the foregoing, the Audit Committee may delegate authority to one or more independent members of the Audit Committee to grant pre-approvals of audit and permitted non-audit services, and any such pre-approvals must be presented to the full Audit Committee at its next scheduled meeting.

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
10.5+
MarketWise, Inc. Non-Employee Director Compensation Policy (Effective July 28, 2022). (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2023)

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

10.13
Separation Agreement, dated November 22, 2022, by and between MarketWise, Inc. and Mark Arnold. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 13, 2022)

10.14
Offer Letter, effective as of December 27, 2022, by and between MarketWise, Inc. and Dr. Stephen Sjuggerud. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 3, 2023)

10.15
MarketWise, Inc. Executive Severance Plan, effective as of December 16, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2023)

10.16
Letter Agreement, dated as of January 25, 2023, by and between MarketWise, Inc. and Marco Ferri. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2023)

10.17
Letter Agreement, dated as of February 14, 2023, by and between MarketWise, Inc. and Amber Lee Mason (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

10.18
Consulting Services Agreement, dated as of March 3, 2023, by and between MarketWise, Inc. and Business Talent Group, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2023)

10.19**	Letter Agreement, dated as of January 10, 2023, by and between MarketWise, Inc. and Marco Galsim
21.1*	List of Subsidiaries of MarketWise, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2023)
23.1*	Consents of Experts and Counsel (incorporated by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2023)
31.1*
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2023)

31.2*
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2023)

31.3**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2023)

32.2*
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 31, 2023)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF*	XBRL Taxonomy Extension Label Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†    The annexes, schedules, and certain exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule, or exhibit to the SEC upon request.
+    Indicates a management contract or compensatory plan.
*    Previously filed or furnished with the Company's Annual Report on Form 10-K, filed on March 31, 2023.

**    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.

MARKETWISE, INC.

Date: April 28, 2023	By:	/s/ Amber Mason
	Name:	Amber Mason
	Title:	Chief Executive Officer

	By:	/s/ Stephen Park
	Name:	Stephen Park
	Title:	Interim Chief Financial Officer

Signature	Title	Date

/s/ Amber Mason	Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2023
Amber Mason

/s/ Stephen Park	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2023
Stephen Park

*	Director	April 28, 2023
Mark Gerhard

*	Director	April 28, 2023
Riaan Hodgson

*	Director	April 28, 2023
Michael Palmer

*	Director	April 28, 2023
Manuel Borges

*	Director	April 28, 2023
Paul Idzik

*	Director	April 28, 2023
Van Simmons

*	By:	/s/ Amber Mason
Amber Mason
Attorney-in-fact