Form 10-Q
period 2023-03-31
MARKETWISE, INC.
filed 2023-05-11
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 8, 2023, there were 35,429,642 shares of the registrant’s Class A common stock and 291,092,303 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities law, and as such are not historical facts. This includes, without limitation, statements regarding our financial position and business strategy, and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this report, including, but not limited to:
▪our ability to attract new subscribers and to persuade existing subscribers to renew their subscription agreements with us and to purchase additional products and services from us;
▪our ability to adequately market our products and services, and to develop additional products and product offerings;
▪our ability to manage our growth effectively, including through acquisitions;
▪failure to maintain and protect our reputation for trustworthiness and independence;
▪our ability to attract, develop, and retain capable management, editors, and other key personnel;
▪our ability to grow market share in our existing markets or any new markets we may enter;
▪adverse or weakened conditions in the financial sector, global financial markets, and global economy;
▪our ability to respond to and adapt to changes in technology and consumer behavior;
▪failure to successfully identify and integrate acquisitions, or dispose of assets and businesses;
▪our public securities’ potential liquidity and trading;
▪the impact of the regulatory environment and complexities with compliance related to such environment;
▪the impact of the COVID-19 pandemic;
▪our future capital needs;
▪our ability to maintain an effective system of internal control over financial reporting, and to address and remediate existing material weaknesses in our internal control over financial reporting;
▪our ability to maintain and protect our intellectual property; and
▪other factors detailed under the section of this report entitled “Risk Factors.”
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

PART 1—FINANCIAL INFORMATION

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)
Item 1. Financial Statements.

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$161,459	$158,575
Accounts receivable	3,140	4,040
Prepaid expenses	12,177	11,725
Related party receivables	579	1,512
Deferred contract acquisition costs	100,631	99,960
Other current assets	2,961	3,363
Total current assets	280,947	279,175
Property and equipment, net	835	892
Operating lease right-of-use assets	8,951	9,468
Intangible assets, net	15,515	16,047
Goodwill	31,307	31,307
Deferred contract acquisition costs, noncurrent	87,161	97,658
Deferred tax assets	6,435	7,332
Other assets	545	629
Total assets	$431,696	$442,508
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$2,156	$686
Related party payables, net	223	1,004
Accrued expenses	29,729	45,976
Deferred revenue and other contract liabilities	279,317	315,231
Operating lease liabilities	1,480	1,484
Other current liabilities	20,766	21,125
Total current liabilities	333,671	385,506
Deferred revenue and other contract liabilities, noncurrent	354,923	348,273
Derivative liabilities, noncurrent	2,292	1,281
Operating lease liabilities, noncurrent	5,474	5,831
Total liabilities	696,360	740,891
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 29,913,490 and 29,039,655 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 291,092,303 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	29	29
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	109,925	106,852
Accumulated other comprehensive income	65	44
Accumulated deficit	(126,658)	(128,125)
Total stockholders’ deficit attributable to MarketWise, Inc.	(16,636)	(21,197)
Noncontrolling interest	(248,028)	(277,186)

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Total stockholders’ deficit	(264,664)	(298,383)
Total liabilities, noncontrolling interest, and stockholders’ deficit	$431,696	$442,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net revenue	$125,615	$136,620
Related party revenue	618	178
Total net revenue	126,233	136,798
Operating expenses:
Cost of revenue (1)	15,290	17,617
Sales and marketing (1)	48,727	68,237
General and administrative (1)	28,033	30,545
Research and development (1)	2,463	2,278
Depreciation and amortization	984	604
Related party expense	128	97
Total operating expenses	95,625	119,378
Income from operations	30,608	17,420
Other income, net	387	7,296
Interest income (expense), net	538	(171)
Income before income taxes	31,533	24,545
Income tax expense	928	1,522
Net income	30,605	23,023
Net income attributable to noncontrolling interests	29,138	17,198
Net income attributable to MarketWise, Inc.	$1,467	$5,825

Net income per Class A common share – basic	$0.05	$0.24

Net income per Class A common share – diluted	$0.05	$0.24

Weighted average shares outstanding – basic	29,172	23,851

Weighted average shares outstanding – diluted	30,496	23,851

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$30,605	$23,023
Other comprehensive income (loss):
Cumulative translation adjustment	21	(17)
Total comprehensive income	$30,626	$23,006
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
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

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	29,039,655	$3	291,092,303	$29	—	$—	$106,852	$(128,125)	$44	$(21,197)	$(277,186)	$(298,383)
Equity-based compensation	—	—	—	—	—	—	3,703	—	—	3,703	—	3,703
Vesting of restricted stock units	873,835	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	(630)	—	—	(630)	—	(630)
Distributions	—	—	—	—	—	—	—	—	—	—	20	20
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	21	21	—	21
Net income (loss)	—	—	—	—	—	—	—	1,467	—	1,467	29,138	30,605
Balance at March 31, 2023	29,913,490	$3	291,092,303	$29	—	$—	$109,925	$(126,658)	$65	$(16,636)	$(248,028)	$(264,664)

Note: As of March 31, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC is 9.3% and the noncontrolling interest was 90.7%. For the three months ended March 31, 2023, net income attributable to controlling interests included a $928 tax provision, which is 100% attributable to the controlling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$30,605	$23,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	984	604
Impairment of right-of-use assets	—	287
Stock-based compensation	3,703	2,588
Change in fair value of derivative liabilities	1,011	(7,131)
Deferred taxes	897	1,522
Unrealized gains on foreign currency	(10)	(8)
Noncash lease expense	517	478
Changes in operating assets and liabilities:
Accounts receivable	900	(8,607)
Related party receivables and payables, net	152	(164)
Prepaid expenses	(452)	1,334
Other current assets and other assets	486	(259)
Deferred contract acquisition costs	9,826	(3,649)
Trade and other payables	1,480	(2,388)
Accrued expenses	(16,247)	(5,416)
Deferred revenue	(29,264)	1,448
Operating lease liabilities	(361)	(316)
Other current and long-term liabilities	(359)	(2,278)
Net cash provided by operating activities	3,868	1,068
Cash flows from investing activities:
Purchases of property and equipment	(13)	(14)
Capitalized software development costs	(382)	(31)
Net cash used in investing activities	(395)	(45)
Cash flows from financing activities:
Issuance of related party notes receivable	—	(4)
Repurchases of stock	—	(11,491)
Restricted stock units withheld to pay taxes	(630)	—
Distributions to noncontrolling interests	20	(2,852)
Net cash used in financing activities	(610)	(14,347)
Effect of exchange rate changes on cash	21	(17)
Net increase in cash, cash equivalents and restricted cash	2,884	(13,341)
Cash, cash equivalents and restricted cash — beginning of period	158,575	139,578
Cash, cash equivalents and restricted cash — end of period	$161,459	$126,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

1.    Organization
Description of Business and Basis of Presentation
MarketWise, Inc. (“MarketWise,” “the Company,” “we,” “us,” or “our”) is a holding company that has no material assets other than its ownership in MarketWise, LLC, and operates and controls all of the businesses and operations of MarketWise, LLC and its subsidiaries. The Company provides independent investment research for investors around the world. We believe we are a leading content and technology multi-brand platform for self-directed investors. We offer a comprehensive portfolio of high-quality, independent investment research, as well as several software and analytical tools, on a subscription basis.
While our headquarters are in Baltimore, Maryland, we operate multiple subsidiaries in the United States.

2.    Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of MarketWise, Inc. and its subsidiary, MarketWise, LLC, a variable interest entity (“VIE”) for which MarketWise, Inc. is deemed to be the primary beneficiary.
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s condensed consolidated financial statements. As of March 31, 2023, MarketWise, Inc. had a 9.3% ownership interest in MarketWise, LLC.
The Company determined that MarketWise, LLC is the primary beneficiary of a VIE, Stansberry Pacific Research, and therefore, the assets, liabilities, and results of operations of that VIE are included in the Company’s consolidated financial statements. For more information on Stansberry Pacific Research, see Note 12 – Variable Interest Entities.
The condensed consolidated financial statements have been prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying statements of operations include certain expenses incurred by, and charged to us, by a related party for general corporate services. These expenses are based primarily on direct usage when identifiable, direct capital expenditures or other relevant allocations during the respective periods. We believe the assumptions underlying the accompanying condensed consolidated financial statements, including the assumptions regarding these expenses from this related party, are reasonable. Actual results may differ from these expenses, assumptions and estimates. The amounts recorded in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had we been a separate independent entity.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2022 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2023, the results of operations, comprehensive income, stockholders’ deficit, and cash flows for the three months ended March 31, 2023

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
and 2022. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common units, derivatives, warrants, valuation of assets acquired and liabilities assumed in business combinations, useful lives of intangible assets with definite lives, benefit period of deferred contract acquisition costs, determination of standalone selling prices, estimated life of lifetime customers, recoverability of goodwill and long-lived assets, valuation allowances on deferred tax assets, the incremental borrowing rates to calculate lease liabilities and right-of-use (“ROU”) assets and certain accruals. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
Net income for the three months ended March 31, 2023 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of March 31, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.3% and the noncontrolling interest was 90.7%. For the three months ended March 31, 2023 net income attributable to controlling interests included a $0.9 million tax provision, which was 100% attributable to the controlling interest.
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

	Three Months Ended March 31, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$125,412	$—	$—	$—	$125,412
Transferred at a point in time	—	148	618	55	821
Total	$125,412	$148	$618	$55	$126,233

	Three Months Ended March 31, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$136,100	$—	$—	$—	$136,100
Transferred at a point in time	—	277	178	243	698
Total	$136,100	$277	$178	$243	$136,798
Revenue recognition by subscription type was as follows:

	Three Months Ended March 31,
	2023	2022
Membership subscriptions	$48,402	$51,452
Term subscriptions	77,010	84,648
Non-subscription revenue	821	698
Total	$126,233	$136,798
Revenue for the Membership and Term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue.
Net revenue by principal geographic areas was as follows:

	Three Months Ended March 31,
	2023	2022
United States	$126,142	$136,711
International	91	87
Total	$126,233	$136,798

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

	As of
	March 31, 2023	December 31, 2022
Contract balances
Accounts receivable	$3,140	$4,040
Obligations for refunds	$4,358	$4,676
Deferred revenue – current	$274,959	$310,555
Deferred revenue – non-current	$354,923	$348,273
We recognized $104,035 and $109,730 of revenue during the three months ended March 31, 2023 and 2022, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $3,140 and $4,040 as of March 31, 2023 and December 31, 2022, respectively, related to the timing of cash settlement with our credit card processor.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2023	$197,618
Royalties and sales commissions – additions	7,038
Revenue share and cost per acquisition fees – additions	10,175
Amortization of capitalized costs	(27,039)
Balance at March 31, 2023	$187,792
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three months ended March 31, 2023 and 2022.
Remaining Performance Obligations
As of March 31, 2023, the Company had $634,240 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 44% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at January 1, 2023	$31,307
Balance at March 31, 2023	$31,307

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	March 31, 2023
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$21,718	$(10,579)	$11,139	5.2
Tradenames	4,287	(2,381)	1,906	5.7
Capitalized software development costs	3,384	(2,001)	1,383	1.7
Finite-lived intangible assets, net	29,389	(14,961)	14,428

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$30,476	$(14,961)	$15,515

	December 31, 2022
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$21,718	$(9,924)	$11,794	5.4
Tradenames	4,287	(2,265)	2,022	5.8
Capitalized software development costs	3,002	(1,858)	1,144	2.0
Finite-lived intangible assets, net	29,007	(14,047)	14,960

Indefinite-lived intangible assets:
Cryptocurrencies	—	—	—
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$30,094	$(14,047)	$16,047
We recorded amortization expense related to finite-lived intangible assets of $914 and $501 for the three months ended March 31, 2023 and 2022, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $143 and $104 for the three months ended March 31, 2023 and 2022, respectively.
We recorded additions to capitalized software development costs of $382 and $31 for the three months ended March 31, 2023 and 2022, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of March 31, 2023, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2023	$2,618
2024	3,420
2025	2,523
2026	2,262
2027	1,647
Thereafter	1,958
Finite-lived intangible assets, net	$14,428

5.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	March 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$84,564	$—	$—	$84,564
Total assets	84,564	—	—	84,564
Liabilities:
Derivative liabilities, noncurrent	—	—	2,292	2,292
Total liabilities	$—	$—	$2,292	$2,292

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$80,327	$—	$—	$80,327
Total assets	80,327	—	—	80,327
Liabilities:
Derivative liabilities, noncurrent	—	—	1,281	1,281
Total liabilities	$—	$—	$1,281	$1,281
The level 3 liabilities relate to certain employee contracts with embedded derivatives, see Note 7 – Derivative Financial Instruments.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of
	March 31, 2023	December 31, 2022
Volatility	38.8%	37.3%
Discount rate	21.7%	21.8%
Credit spread	1.0%	0.2%
Risk-free rate	3.5%	3.5%

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table summarizes the change in fair value of the derivative liabilities during the three months ended March 31, 2023 and 2022:

Balance at January 1, 2023	$1,281
Change in fair value of derivative instruments	1,011
Balance at March 31, 2023	$2,292

Balance at January 1, 2022	$31,347
Change in fair value of derivative instruments and warrants	(7,131)
Balance at March 31, 2022	$24,216

6.    Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $5 and $540 for the three months ended March 31, 2023 and 2022, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $222 and $2 for the three months ended March 31, 2023 and 2022, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	March 31, 2023	December 31, 2022
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,471	1,458
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,278	1,278
		3,709	3,696
Less: Accumulated depreciation and amortization		(2,874)	(2,804)
Total property and equipment, net		$835	$892
Depreciation and amortization expense for property and equipment was $70 and $103 for the three months ended March 31, 2023 and 2022, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	March 31, 2023	December 31, 2022
Commission and variable compensation	$12,710	$24,207
Payroll and benefits	2,960	5,258
Other accrued expenses	14,059	16,511
Total accrued expenses	$29,729	$45,976

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
7.    Derivative Financial Instruments
Prior to the closing of the Transactions (as defined and discussed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023), as part of our compensation and employee retention strategy, we entered into contracts with key employees and independent contractors which contain embedded derivatives. These contracts are intended to compensate the employees or independent contractors for services provided and retain their future services. These embedded derivative instruments are issued in the form of phantom interests in Net Income, as defined by our board of directors, that grant the holder value equal to a percentage of Net Income multiplied by a price multiple. All derivative instruments are recorded at fair value as derivative liabilities on our condensed consolidated balance sheets.
As of March 31, 2023, there is one embedded derivative instrument outstanding. The following table presents information on the location and amounts of derivative instrument gains and losses:

		Three Months Ended March 31,
		2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement
Phantom Interests in Net Income	General and administrative expenses	$(1,011)	$414
Warrants	Other income, net	—	6,717
Total		$(1,011)	$7,131
See Note 5 – Fair Value Measurements for more information regarding the valuation of our derivative instruments.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
8.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,008	$532
Sales and marketing	1,092	565
General and administrative	1,603	1,491
Total stock based-compensation expense	$3,703	$2,588
Total stock-based compensation expense for the three months ended March 31, 2023 and 2022 includes expenses related to our 2021 Incentive Award Plan and our ESPP, as follows:

	Three Months Ended March 31,
	2023	2022
2021 Incentive Award Plan	$3,603	$2,430
Employee Stock Purchase Plan	100	158
Total stock-based compensation expense	$3,703	$2,588
2021 Incentive Award Plan
As of March 31, 2023, The Company has reserved a total of 33,960,802 shares of MarketWise Class A common stock for issuance pursuant to the 2021 Incentive Award Plan.
During the three months ended March 31, 2023, we granted 4,126,040 restricted stock units (“RSUs”) to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
For employees and service providers, both RSUs and stock appreciation rights (“SARs”) are primarily time based and typically vest ratably over four years, as specified in the individual grant notices. The RSUs may entitle the recipients to dividend equivalents if approved by the Plan Administrator, which are subject to the same vesting terms and accumulate during the vesting period. Upon vesting, the RSU holder will be issued the Company’s Class A common stock. The SARs will be settled in the Company’s Class A common stock upon exercise. The shares to be issued upon exercise will have a total market value equal to the SAR value calculated as (x) number of shares underlying SAR, multiplied by (y) any excess of the Company’s share value on the date of exercise over the exercise price set in each individual grant notice.
The fair value of the RSU is the same as the Company’s share price on the date of grant. The fair value of the SARs was determined using a Black-Scholes model.
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes are summarized as follows, including granted, exercised and forfeited from January 1, 2023 to March 31, 2023.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	6,261,543	$3.45	1,747,473	$4.05
Granted	4,126,040	1.83	—	—
Exercised or vested	(1,226,887)	1.81	—	—
Forfeited	(167,328)	3.49	(63,761)	4.05
Expired	—	—	—	—
Outstanding at March 31, 2023	8,993,368	$2.93	1,683,712	$4.05
Exercisable at March 31, 2023	—	$—	430,903	$4.05
The stock compensation expense related to the RSU and SAR grants was $3,603 and $2,430 for the three months ended three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, 430,903 of the SARs were exercisable and they have a remaining contractual term of 8.2 years.
Employee Stock Purchase Plan
As of March 31, 2023, The Company has reserved for issuance a total of 6,728,300 shares of Class A common stock for the ESPP. The current offering period began on January 1, 2023 and ends on June 30, 2023.
The Company recognized $100 and $158 of stock-based compensation expense related to the ESPP during the three months ended three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, $264 has been withheld on behalf of employees for the June 30, 2023 purchase date.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
9.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Basic earnings per share:
Numerator:
Net income	$30,605	$23,023
Less: Net income attributable to noncontrolling interests	29,138	17,198
Net income attributable to Class A common shareholders	$1,467	$5,825

Denominator:
Weighted average shares outstanding (in thousands)	29,172	23,851

Basic earnings per share	$0.05	$0.24

Diluted earnings per share:
Numerator:
Net income	$30,605	$23,023
Less: Net income attributable to noncontrolling interests	29,138	17,198
Net income attributable to Class A common shareholders	$1,467	$5,825

Denominator:
Weighted average shares outstanding (in thousands)	30,496	23,851

Diluted earnings per share	$0.05	$0.24

The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Public and Private Placement Warrants: the public and Private Placement Warrants were "out of the money" during the three months ended March 31, 2022, therefore, net income per share excludes any impact of the 20,699,993 public warrants and 10,280,000 Private Placement Warrants. The warrants were exchanged in September 2022 and there are no warrants outstanding as of March 31, 2023.
▪Sponsor and MarketWise Management Member Earnout shares: the 3,051,000 Sponsor Earn Out shares and the 2,000,000 MarketWise Management Member Earn Out shares (as defined and discussed in our Current Report on Form 8-K filed with the SEC on July 28, 2021) held in escrow are excluded from the earnings per share computation in both periods since the earnout contingency has not been met.
▪Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs as of March 31, 2022 and March 31, 2023. The diluted earnings per share calculation includes the impact of dilutive RSUs and excludes the impact of antidilutive RSUs for the three months ended March 31, 2023 and 2022. The diluted earnings per share calculation for the three months ended March 31, 2023 excludes

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
certain RSUs with performance conditions, since the performance conditions have not been met as of March 31, 2023.
▪Stock appreciation rights: The diluted earnings per share calculation for the three months ended March 31, 2023 and 2022 excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The diluted earnings per share calculation includes the impact of the ESPP since the effect was dilutive as of March 31, 2023. The diluted earnings per share calculation excludes the impact of the ESPP since the effect was antidilutive as of March 31, 2022.

10.    Income Taxes
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
The effective income tax rate was 2.9% and 6.2% for the three months ended March 31, 2023 and 2022, respectively. The main driver of the rate for the three months ended March 31, 2022 was the income allocation to the non-controlling interest. The main driver of the decrease in the effective tax rate from the three months ended March 31, 2022 is the change in the income allocation to the non-controlling interest. Our effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
In evaluating the need for a valuation allowance on the deferred tax asset, the company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance in the amount of $29,088 for certain deferred tax assets that are not more likely than not to be realized.
As part of the Transactions, we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of MarketWise, LLC units and other carryforward attributes assumed that we anticipate to be able to utilize in future years. There was no exchange of MarketWise LLC units as part of the Transactions and there has been no exchange since the closing; therefore, we have not recorded a liability under the TRAs as of March 31, 2023.
As of March 31, 2023, we had no unrecognized tax positions and believe there will be no changes to uncertain tax positions within the next 12 months.

11.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $618 and $178 for the three months ended March 31, 2023 and 2022, respectively.
We also incurred revenue share expenses paid to related parties of $1,152 and $923 which were capitalized as contract origination costs for the three months ended March 31, 2023 and 2022, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $136 and $329 for the three months ended March 31, 2023 and 2022, respectively.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $253 for the three months ended March 31, 2023.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise. We recorded $27 and $21 for the three months ended March 31, 2023 and 2022, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $272 and $1,043 as of March 31, 2023 and December 31, 2022 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with our related party are presented net and are included in related party payables, net in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. As a result, we recognized $302 and $167 in other income, net for the three months ended March 31, 2023 and 2022, respectively. Related party receivables related to these services were $237 and $403 as of March 31, 2023 and December 31, 2022, respectively.
We lease offices from related parties. Lease payments made to related parties were $433 and $391 for the three months ended March 31, 2023 and 2022, respectively, and rent expense of $605 and $553 were recognized in general and administrative expenses for the three months ended March 31, 2023 and 2022, related to leases with related parties. At March 31, 2023 and December 31, 2022, ROU assets of $8,740 and $9,210 and lease liabilities of $6,729 and $7,041 are associated with leases with related parties.
In April 2020 we provided a loan to a then Class A unitholder and recognized a related party note receivable from the unitholder of $1,148. We recognized $4 in interest income for the three months ended March 31, 2022. This loan was repaid in October 2022.
12.    Variable Interest Entities
We consolidated a VIE based on our ability to exercise power and being the primary beneficiary of the entity including directing the operations and marketing campaigns and sharing customer lists and publications, as of March 31, 2023 and December 31, 2022. There have been no reconsideration events during these periods. The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to MarketWise for the consolidated VIE’s liabilities. The following represents financial information for the consolidated VIE included in the condensed consolidated balance sheets:

	As of
	March 31, 2023	December 31, 2022
Current assets	$3,696	$3,678
Noncurrent assets	525	300
Total assets	$4,221	$3,978

Current liabilities	$359	$227
Total liabilities	$359	$227

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
13.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$(293)	$(152)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(498)	(456)
Operating lease right-of-use assets obtained in exchange for lease obligations	—	(179)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	37	202

	As of March 31,
	2023	2022
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$161,459	$125,737
Restricted cash	—	500
Total	$161,459	$126,237
14.    Shareholders' Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity as of March 31, 2023. The 3,051,000 Sponsor Earn Out shares held in escrow and the 2,000,000 Management Earn Out shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Common stock - Class A	950,000,000	29,913,490	29,913,490
Common stock - Class B	300,000,000	291,092,303	291,092,303
Preferred stock	100,000,000	—	—
Total	1,350,000,000	321,005,793	321,005,793
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
On November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. We did not repurchase any shares during the three months ended March 31, 2023. During the three months ended March 31, 2022, we repurchased 2,143,446 shares totaling $11,491 in the aggregate, including fees and commissions of $22.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Since the inception of the program we have repurchased 2,984,987 total shares. The maximum dollar value of shares that may yet to be purchased under the plan was $18,636 as of March 31, 2023.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.

15.    Subsequent Events
Subsequent events have been evaluated through May 11, 2023, which is the date that the financial statements were issued.
On May 9, 2023, the Company declared a cash dividend to its Class A common stock holders in the amount of $0.01 per share and a cash distribution to its common unit holders in the amount of $0.01 per unit, to shareholders of record as of June 1, 2023. The total amount of the dividend payment to Class A holders will be approximately $0.4 million and the total amount of the distribution payment to common unit holders will be approximately $2.9 million. The dividend and distribution will be paid on July 20, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “we,” “us,” and “our”), should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”). The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report.
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
Our Paid Subscribers as of December 31, 2022 generated average customer lifetime Billings of approximately $1,815, resulting in a LTV/CAC (as defined below) ratio of approximately 2.0x. On average, it takes us approximately 0.6 to 1.5 years for a Paid Subscriber’s cumulative net revenue to exceed the total cost of acquiring that subscriber (which includes fixed costs, such as marketing salaries). For more information on Billings and our LTV/CAC ratio and the components of this ratio, see “—Key Business Metrics” and “—Definitions of Metrics,” respectively.
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription. We seek and typically achieve 90-day payback periods to cover this variable component of the direct marketing spend.
As of March 31, 2023, our paid subscriber base was 777 thousand, down 131 thousand, or 14.5% as compared to 909 thousand at March 31, 2022. Our base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2019, direct-to-paid acquisition has accounted for approximately two-thirds of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately one-third of our annual Paid Subscriber acquisition since 2019. Our free-to-paid and active free-to-paid conversion rates reflects the rates at which Free Subscribers and Active Free Subscribers purchase paid subscription products. Our annual free-to-paid and annual active free-to-paid conversion rates were approximately 1% to 2% and 2% to 4%, respectively, between 2020 and 2022. Over that same three year period, our cumulative free-to-paid and cumulative active free-to-paid conversion rates were 4% and 10%, respectively.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of March 31, 2023 was $493, which decreased 22.4% from $636 as of March 31, 2022. For more information on ARPU, see “Key Business Metrics—Average Revenue Per User.”
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and membership “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our high-value composition rate reflects the rate at which Paid Subscribers that have purchased less than $600 of our products over their lifetime convert into subscribers that have purchased more than $600. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our cumulative ultra high-value composition rate reflects the rate at which high value Paid Subscribers that have purchased more than $600 of our products over their lifetime convert into subscribers that have purchased more than $5,000. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of March 31, 2023, our high-value composition rate and cumulative ultra high-value composition rate were 46% and 39%, respectively.
Definitions of Metrics
Throughout this discussion and analysis, a number of our financial and operating metrics are referenced which we do not consider to be key business metrics, but which we review to monitor performance, and which we believe may be useful to investors. These are:
Annual free-to-paid and annual active free-to-paid conversion rates: We calculate our free-to-paid conversion rate as the number of Free Subscribers who purchased a subscription during the period divided by the average number of Free Subscribers during the period. We calculate our active free-to-paid conversion rate as the number of Active Free Subscribers who purchased a subscription during the period divided by the average number of Active Free Subscribers during the period. We believe our free-to-paid and active free-to-paid conversion rates are indicators of the type of Free Subscribers that we are signing up and the quality of our content and marketing efforts. Investors should consider free-to-paid and active free-to-paid conversion rates as two of the factors in evaluating our ability to maintain a robust pipeline for new customer acquisition.

Cumulative free-to-paid and cumulative active free-to-paid conversion rates: We calculate our cumulative free-to-paid conversion rate as the number of Free Subscribers who purchased a subscription during the trailing three-year period divided by the average number of Free Subscribers during the trailing three-year period. We calculate our cumulative active free-to-paid conversion rate as the number of Active Free Subscribers who purchased a subscription during the trailing three-year period divided by the average number of Active Free Subscribers during the trailing three-year period.
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

	As of and for the Three Months Ended March 31,			As of and for the Three Months Ended December 31,
	2023	2022	% change	2022	% change
Free Subscribers	15,678,205	14,521,004	8.0%	15,702,545	(0.2)%
Paid Subscribers	777,397	908,718	(14.5)%	841,277	(7.6)%
ARPU	$493	$636	(22.5)%	$519	(5.0)%
Billings (in thousands)	$97,171	$135,995	(28.5)%	$100,923	(3.7)%
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
In order to better describe our universe of Free Subscribers, we recognize sub-categories of Free Subscribers – Active and Passive Free Subscribers. Active Free Subscribers are those Free Subscribers with whom we have engaged during the most recent quarter and represent those individuals who have received and/or consumed our content on a regular basis during that same quarter. Our analysis indicates that this population of Active Free Subscribers is more likely to continue to consume content and convert to a Paid Subscriber. Passive Free Subscribers represent those individuals who have not directly received our content during the most recent quarter, however, they remain included in our Free Subscriber population as defined above and may continue to consume content from our platforms. We expect the composition of our Active and Passive Free Subscribers will change over time as we refine our marketing and data analysis techniques aimed at converting Free Subscribers to Paid Subscribers.
Free Subscribers increased by 1.2 million, or 8.0%, to 15.7 million at March 31, 2023 as compared to 14.5 million at March 31, 2022. As of March 31, 2023, average Active Free Subscribers decreased by 0.6 million, or 11.5%, to 4.0 million, compared to 4.6 million as of March 31, 2022. The year over year decline in active free subscribers is a result of decreased engagement with our Free Subscriber community as consumer engagement continues to be soft.
Free Subscribers was flat at 15.7 million as of March 31, 2023 as compared to 15.7 million as of December 31, 2022. As of March 31, 2023, average Active Free Subscribers decreased by 0.3 million, or 6.1% to 4.0 million, compared to 4.3 million as of December 31, 2022.
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
Total Paid Subscribers decreased by 131 thousand, or 14.5%, to 777 thousand as of March 31, 2023 as compared to 909 thousand at March 31, 2022, driven by softening consumer engagement that began in third quarter 2022 as well as a significant decrease in direct marketing spend as we focus on maintenance of profitability.
Total Paid Subscribers decreased by 64 thousand, or 7.6%, to 777 thousand as of March 31, 2023 as compared to 841 thousand as of December 31, 2022. With customer engagement still low and billings lagging behind prior periods, we decreased our marketing spend further, resulting in an 18% decline in the number of gross new subscribers in the first quarter 2023 versus fourth quarter 2022.
Subscriber count churn has ranged from approximately 1.8% to 2.7% per month between 2020 and 2022. As of March 31, 2023, the average monthly churn over the trailing twelve months was near the higher end of the this range. Almost all of the subscribers who churned in first quarter 2023 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 80% from 2020 to 2022, is a more meaningful gauge of subscriber satisfaction.
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
ARPU decreased by $143, or 22.4%, to $493 as of March 31, 2023 as compared to $636 as of March 31, 2022. The year-over-year decrease was driven by a 31% decrease in trailing four quarter Billings, while trailing four quarter Paid Subscribers only decreased by 11%. The decrease in trailing four quarter Billings is due in part to the volatility across asset classes, high-inflation environment, and fears of recession that have persisted since first quarter 2022, which we believe has left prospective and existing subscribers hesitant to purchase or upgrade as they assess the latest economic data and the Federal Reserve’s potential next steps.
ARPU decreased by $26, or 4.9%, to $493 as of March 31, 2023 as compared to $519 as of December 31, 2022. The sequential decrease was driven by a 8% decrease in trailing four-quarter Billings, while trailing four-quarter average Paid Subscribers only decreased 4%.
While they have declined somewhat recently, our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 1.5 years, 0.9 years, and 0.6 years for the years ended December 31, 2022, 2021 and 2020, respectively. We have experienced an increase in the 2022 payback period primarily due to a combination of increased customer acquisition costs and the hesitancy of these subscribers to make additional purchases. The payback period reached the low side of the historical range in 2020 as a result of expanded conversion rates and, to a far lesser degree, decreasing costs for media spend as demand dropped as a result of the pandemic. We have seen the costs for media spend revert back to higher rates in 2021 which continued through first quarter 2023.
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
Billings decreased by $38.8 million, or 28.5%, to $97.2 million for the first quarter 2023 as compared to $136.0 million for first quarter 2022. We believe the decrease is due in large part to reduced engagement of prospective and existing subscribers. Levels of engagement had plateaued during the second half of 2021 and first half of 2022. The second half of 2022 saw further declines with uncertainty stemming from external factors such as 40-year high inflation, volatility across asset classes, federal reserve tightening, and the war in Ukraine, which we believe further contributed to prospective and existing subscribers delaying their purchases through first quarter 2023.
Approximately 37% of our Billings came from membership subscriptions, 62% from term subscriptions, and 1% from other Billings in both first quarter 2023 and 2022.
Billings decreased by $3.8 million, or 3.7%, to $97.2 million for first quarter 2023 as compared to $100.9 million for fourth quarter 2022. With overall consumer engagement, as measured by landing pages, slightly up versus fourth quarter 2022, we attribute the decline in billings to lower overall conversion rates on our various marketing campaigns within the quarter.
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
We recognized stock-based compensation expenses related to our 2021 Incentive Award Plan and our ESPP of $3.7 million and $2.6 million during the three months ended March 31, 2023 and 2022.
The total amount of stock-based compensation expense included within each of the respective line items in the condensed consolidated statement of operations is as follows:

(In thousands)	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,008	$532
Sales and marketing	1,092	565
General and administrative	1,603	1,491
Total stock based-compensation expense	$3,703	$2,588

Cost of Revenue
Cost of revenue consists primarily of payroll, payroll-related costs and stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP associated with producing and publishing MarketWise’s content, hosting fees, customer service, credit card processing fees, product costs, and allocated overhead. Cost of revenue is exclusive of depreciation and amortization, which is shown as a separate line item.
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
Sales and Marketing
Sales and marketing expenses consist primarily of payroll, payroll-related costs and stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP, amortization of deferred contract acquisition costs, agency costs, advertising campaigns, and branding initiatives. Sales and marketing expenses are exclusive of depreciation and amortization shown as a separate line item.
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
Research and Development
Research and development expenses consist primarily of payroll, payroll-related costs and stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP, technical services, software expenses, and hosting expenses. Research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
We expect that our research and development expense will increase in absolute dollars as our business grows, including as a result of new acquisitions, joint ventures, and other strategic transactions, particularly as we incur additional costs related to continued investments in our platform.
General and Administrative
General and administrative expenses consist primarily of payroll, payroll-related costs and stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP associated with our finance, legal, information technology, human resources, executive, and administrative personnel, legal fees, corporate insurance, office expenses, professional fees, and travel and entertainment costs.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of the net gains on our embedded derivative instruments.
Interest (Expense) Income, Net
Interest (expense) income, net primarily consists of interest income from our money market accounts, as well as interest expense on outstanding borrowings under the 2021 Credit Facility.
Net Income Attributable to Noncontrolling Interests
As of March 31, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.3% and the noncontrolling interest was 90.7%. For the three months ended March 31, 2023 net income attributable to controlling interests included a $0.9 million tax provision, which is 100% attributable to the controlling interest.
As of March 31, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.2% and the noncontrolling interest was 92.8%. Net income attributable to controlling interests for the three months ended March 31, 2022 included a $6.7 million gain on warrant liabilities and a $1.5 million tax provision, both of which are 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,
	2023	2022
Net revenue	$125,615	$136,620
Related party revenue	618	178
Total net revenue	126,233	136,798
Operating expenses:
Cost of revenue(1)	15,290	17,617
Sales and marketing(1)	48,727	68,237
General and administrative(1)	28,033	30,545
Research and development(1)	2,463	2,278
Depreciation and amortization	984	604
Related party expense	128	97
Total operating expenses	95,625	119,378
Income from operations	30,608	17,420
Other income, net	387	7,296
Interest income (expense), net	538	(171)
Income before income taxes	31,533	24,545
Income tax expense	928	1,522
Net income	30,605	23,023
Net income attributable to noncontrolling interests	29,138	17,198
Net income attributable to MarketWise, Inc.	$1,467	$5,825
__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net revenue	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	12.1%	12.9%
Sales and marketing(1)	38.6%	49.9%
General and administrative(1)	22.2%	22.3%
Research and development(1)	2.0%	1.7%
Depreciation and amortization	0.8%	0.4%
Related party expense	0.1%	0.1%
Total operating expenses	75.8%	87.3%
Income from operations	24.2%	12.7%
Other income, net	0.3%	5.3%
Interest income (expense), net	0.4%	(0.1)%
Income before income taxes	25.0%	17.9%
Income tax expense	0.7%	1.1%
Net income	24.2%	16.8%
Net income attributable to noncontrolling interests	23.1%	12.6%
Net income attributable to MarketWise, Inc.	1.2%	4.3%

__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022
Net Revenue

(In thousands)	Three Months Ended March 31,		$ Change	% Change
	2023	2022
Net revenue	$126,233	$136,798	$(10,565)	(7.7)%
Net revenue decreased by $10.6 million, or 7.7%, from $136.8 million for the three months ended March 31, 2022 to $126.2 million for the three months ended March 31, 2023. The decrease in net revenue was primarily driven by a $7.6 million decrease in term subscription revenue and a $3.1 million decrease in membership subscription revenue.
Both term subscription revenue and membership subscription revenue decreased during the three months ended March 31, 2023 primarily due to lower Billings as compared to the 2022 period which was driven by reduced engagement of prospective and existing subscribers in the 2023 period.

Operating Expenses

(In thousands)	Three Months Ended March 31,		$ Change	% Change
	2023	2022
Operating expenses:
Cost of revenue	$15,290	$17,617	$(2,327)	(13.2)%
Sales and marketing	48,727	68,237	(19,510)	(28.6)%
General and administrative	28,033	30,545	(2,512)	(8.2)%
Research and development	2,463	2,278	185	8.1%
Depreciation and amortization	984	604	380	62.9%
Related party expenses	128	97	31	32.0%
Total operating expenses	$95,625	$119,378	$(23,753)	(19.9)%
Cost of Revenue
Cost of revenue decreased by $2.3 million, or 13.2%, from $17.6 million for the three months ended March 31, 2022 to $15.3 million for the three months ended March 31, 2023, primarily driven by a $1.0 million decrease in outsourced customer service, a $0.8 million decrease in credit card fees, and a $0.6 million decrease in salaries, taxes and benefits. This was partially offset by a $0.5 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP.
Sales and Marketing
Sales and marketing expense decreased by $19.5 million, or 28.6%, from $68.2 million for the three months ended March 31, 2022 to $48.7 million for the three months ended March 31, 2023, primarily driven by a $25.1 million decrease in marketing expense as we have reduced our marketing spend due to higher per unit subscriber acquisition costs resulting from higher post-COVID increases in demand for display advertising. This was partially offset by a $4.4 million increase in amortization of deferred contract acquisition costs, and a $1.0 million increase in salaries, taxes and benefits.
General and Administrative
General and administrative expense decreased by $2.5 million, or 8.2%, from $30.5 million for the three months ended March 31, 2022 to $28.0 million for the three months ended March 31, 2023, primarily driven by a $1.6 million decrease in salaries, taxes and benefits, a $0.9 million decrease in state, franchise and sales tax expense, a $0.7 million decrease in professional fees, and a $0.5 million decrease in dues and subscriptions. This is partially offset by a $1.6 million increase in incentive compensation and profits interest expenses.

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

(In thousands)	Three Months Ended March 31,
	2023	2022	% Change
Adjusted CFFO	$3,868	$1,068	262.2%
Adjusted CFFO Margin	4.0%	0.8%
Adjusted CFFO / Adjusted CFFO Margin
In addition to our results determined in accordance with GAAP, we disclose the non-GAAP financial measure Adjusted CFFO. We define Adjusted CFFO as cash flow from operations plus or minus any non-recurring items. We define Adjusted CFFO Margin as Adjusted CFFO as a percentage of Billings.
We believe that Adjusted CFFO and Adjusted CFFO Margin are useful indicators that provide information to management and investors about our ability to generate cash, to facilitate comparison of our results to those of peer companies over multiple periods (without the effects of non-recurring items), and for internal planning and forecasting purposes.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2023	2022	% Change
Net cash provided by operating activities	$3,868	$1,068	262.2%
Nonrecurring expenses	—	—	N/M
Adjusted CFFO	$3,868	$1,068	262.2%
The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2023	2022	% change
Net cash provided by operating activities	$3,868	1,068	262.2%
Total net revenue	126,233	136,798	(7.7)%
Net cash provided by operating activities margin	3.1%	0.8%

Adjusted CFFO	$3,868	$1,068	262.2%
Billings	97,171	135,995	(28.5)%
Adjusted CFFO Margin	4.0%	0.8%

Net cash provided by operating activities margin increased from 0.8% for the three months ended March 31, 2022 to 3.1% for the three months ended March 31, 2023 primarily due to the increase in net cash provided by operating activities. Cash flow from operations increased by $2.8 million, or 262.2%, from $1.1 million for the three months ended March 31, 2022 to $3.9 million for the three months ended March 31, 2023, primarily due to net income of $30.6 million, adjusted for net non-cash items which increased cash by $7.1 million, and net changes in our operating assets and liabilities which reduced cash by $33.8 million.
Billings represents amounts invoiced to customers. We generally bill our subscribers at the time of sale and receive full cash payment up front, and in accordance with GAAP, we defer and recognize a portion of the related revenue ratably over time for term and membership subscriptions. For certain subscriptions, we may invoice our Paid Subscribers at the beginning of the term, in annual or monthly installments, and, from time to time, in multi-year installments.
Adjusted CFFO margin increased from 0.8% for three months ended March 31, 2022 to 4.0% for the three months ended March 31, 2023 due to the increase in Adjusted CFFO and the decrease in Billings. Adjusted CFFO increased by $2.8 million, or 262.2%, from $1.1 million for the three months ended March 31, 2022 to $3.9 million for the three months ended March 31, 2023, primarily driven by a decrease in operating expenses as a result of cost cutting initiatives.
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
Liquidity and Capital Resources
General
As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $161.5 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. Restricted cash is comprised of reserves held with credit card processors for chargebacks and refunds. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. Our 2021 Credit Facility (as defined and further discussed below) can be used to finance permitted acquisitions, for working capital and general corporate purposes. We expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
A substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheets. Deferred revenue consists of the unearned portion of customer Billings, which is recognized as net revenue in accordance with our revenue recognition policy. As of March 31, 2023, we had deferred revenue of $634.2 million, of which $279.3 million was recorded as a current liability and is expected to be recognized as net revenue over the next 12 months, provided all other revenue recognition criteria have been met.
We have incurred and we will continue to incur public company expenses related to our operations, plus we expect to incur payment obligations under the Tax Receivable Agreement in the future, which we expect to be significant. MarketWise, Inc. intends to cause MarketWise, LLC to make distributions to MarketWise, Inc. in an amount sufficient to allow MarketWise, Inc. to pay its tax obligations and operating expenses, including distributions to fund any payments due under the Tax Receivable Agreement. If MarketWise, LLC does not have sufficient cash to fund distributions to MarketWise, Inc. in amounts sufficient to cover MarketWise, Inc.’s obligations under the Tax Receivable Agreement, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that MarketWise, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. For additional information regarding the Tax Receivable Agreement, see the section entitled “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” in the Annual Report.
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
Share Repurchase Program
In 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. We did not repurchase any shares during the three months ended March 31, 2023. During the three months ended March 31, 2022, we repurchased 2,143,446 shares totaling $11,491 in the aggregate, including fees and commissions of $22.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.
Credit Facility
In 2021, MarketWise, LLC, entered into a loan and security agreement (the “Loan and Security Agreement”) providing for up to $150 million of commitments under a revolving credit facility (the “2021 Credit Facility”), including a $5 million letter of credit sublimit, and allows for revolving commitments under the 2021 Credit Facility to be increased or new term commitments to be established by up to $65 million. The existing lenders under the 2021 Credit Facility are entitled, but not obligated, to provide such incremental commitments. The 2021 Credit Facility has a term of three years, maturing on October 29, 2024.

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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of March 31, 2023, there were no outstanding advances under the 2021 Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of March 31, 2023, we were in compliance with these covenants.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2023	2022

Net cash provided by operating activities	$3,868	$1,068
Net cash used in investing activities	(395)	(45)
Net cash used in financing activities	(610)	(14,347)
Operating Activities
For the three months ended March 31, 2023, net cash provided by operating activities was $3.9 million, primarily due to net income of $30.6 million, adjusted for net non-cash items which increased cash by $7.1 million, and net changes in our operating assets and liabilities which reduced cash by $33.8 million. The non-cash items include a change in fair value of derivative liabilities of $1.0 million, and stock-based compensation expense of $3.7 million. The changes in operating assets and liabilities were primarily driven by an decrease in deferred revenue, which decreased cash by $29.3 million due to our overall decrease in sales, a decrease in accrued expenses, which decreased cash by $16.2 million, and a net increase due to deferred contract acquisition costs of $9.8 million.
For the three months ended March 31, 2022, net cash provided by operating activities was $1.1 million, primarily due to net income of $23.0 million, adjusted for net non-cash items which reduced cash by $1.7 million, and net changes in our operating assets and liabilities which reduced cash by $20.3 million, largely due to timing differences in the net receipt of cash. The non-cash items include a change in fair value of derivative liabilities of $7.1 million, which was partially offset by stock-based compensation expense of $2.6 million. The changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $1.4 million due to our overall increase in sales, partially offset by an increase in accounts receivable of $8.6 million due to an increase in the cash reserves held by our credit card processor, a decrease in accrued expenses of $5.4 million, and a net increase in deferred contract acquisition costs of $3.6 million.
Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities was $0.4 million.
For the three months ended March 31, 2022, net cash used in investing activities was $0.0 million.

Financing Activities
For the three months ended March 31, 2023, net cash used in financing activities was $0.6 million.
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
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2022 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2022 Annual Report on Form 10-K for further discussion of these two policies. During the three months ended March 31, 2023, there were no material changes to these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
As previously reported, in connection with the audit of our consolidated financial statements for the year ended December 31, 2020, our management determined that material weaknesses existed in our internal control over financial reporting related to: (i) a lack of contemporaneous documentation and account reconciliation, and (ii) the lack of a formal or documented risk assessment process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Remediation Efforts to Address the Material Weaknesses
We have taken a number of remediation actions since the identification of the material weakness through March 31, 2023, including:
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
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weaknesses described above. As such, we have not concluded that the material weaknesses have been fully remediated as of March 31, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
In November 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. There were no share repurchases made by or on behalf of the Company of its common stock during the three months ended March 31, 2023. The maximum dollar value of shares that may yet to be purchased under the plan was $18.6 million as of March 31, 2023.

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

MARKETWISE, INC.

Date: May 11, 2023	By:	/s/ Stephen Park
	Name:	Stephen Park
	Title:	Interim Chief Financial Officer