Form 10-Q
period 2023-06-30
MARKETWISE, INC.
filed 2023-08-10
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

(888) 261-2693
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 7, 2023, there were 37,480,687 shares of the registrant’s Class A common stock and 289,842,303 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such are not historical facts. This includes, without limitation, statements regarding our financial position and business strategy, and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this report, including, but not limited to:
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
▪current macroeconomic events, including heightened inflation, rise in interest rates and the potential for an economic recession;
▪failure to comply with laws and regulations or other regulatory action or investigations, including the Investment Advisers Act of 1940, as amended (the “Advisers Act”);
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
▪our ability to maintain and protect our intellectual property; and
▪other factors detailed under the section of our Annual Report on Form 10-K for the year ended December 31, 2022 entitled “Risk Factors.”
These forward-looking statements are based on information available as of the date of this report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties. Additionally, as a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Accordingly, forward-

looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements for any reason, except as may be required under applicable securities laws.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$187,022	$158,575
Accounts receivable	3,138	4,040
Prepaid expenses	10,416	11,725
Related party receivables	1,008	1,512
Deferred contract acquisition costs	99,854	99,960
Other current assets	2,867	3,363
Total current assets	304,305	279,175
Property and equipment, net	799	892
Operating lease right-of-use assets	8,459	9,468
Intangible assets, net	15,180	16,047
Goodwill	31,307	31,307
Deferred contract acquisition costs, noncurrent	77,822	97,658
Deferred tax assets	7,265	7,332
Other assets	459	629
Total assets	$445,596	$442,508
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$3,127	$686
Related party payables, net	422	1,004
Accrued expenses	38,358	45,976
Deferred revenue and other contract liabilities	288,375	315,231
Operating lease liabilities	1,507	1,484
Other current liabilities	22,828	21,125
Total current liabilities	354,617	385,506
Deferred revenue and other contract liabilities, noncurrent	340,032	348,273
Derivative liabilities, noncurrent	1,982	1,281
Tax receivable agreement liability, noncurrent	1,095	—
Operating lease liabilities, noncurrent	5,121	5,831
Total liabilities	702,847	740,891
Commitments and Contingencies	—	—
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 32,073,995 and 29,039,655 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 289,842,303 and 291,092,303 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	29	29
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	112,146	106,852
Accumulated other comprehensive income	30	44
Accumulated deficit	(126,622)	(128,125)

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Total stockholders’ deficit attributable to MarketWise, Inc.	(14,414)	(21,197)
Noncontrolling interest	(242,837)	(277,186)
Total stockholders’ deficit	(257,251)	(298,383)
Total liabilities, noncontrolling interest, and stockholders’ deficit	$445,596	$442,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$103,363	$127,466	$228,978	$264,086
Related party revenue	281	548	899	726
Total net revenue	103,644	128,014	229,877	264,812
Operating expenses:
Cost of revenue (1)	14,635	16,229	29,925	33,846
Sales and marketing (1)	49,033	65,050	97,760	133,287
General and administrative (1)	27,629	20,364	55,662	50,909
Research and development (1)	2,230	2,289	4,693	4,567
Depreciation and amortization	994	613	1,978	1,217
Related party expense	204	97	332	194
Total operating expenses	94,725	104,642	190,350	224,020
Income from operations	8,919	23,372	39,527	40,792
Other income, net	238	11,923	625	19,219
Interest income (expense), net	1,013	(218)	1,551	(389)
Income before income taxes	10,170	35,077	41,703	59,622
Income tax expense	427	1,040	1,355	2,562
Net income	9,743	34,037	40,348	57,060
Net income attributable to noncontrolling interests	9,707	22,156	38,845	39,354
Net income attributable to MarketWise, Inc.	$36	$11,881	$1,503	$17,706

Earnings per share – basic	$—	$0.53	$0.05	$0.77

Earnings per share – diluted	$—	$0.53	$0.05	$0.77

Weighted average shares outstanding – basic	30,526	22,288	29,853	23,065

Weighted average shares outstanding – diluted	31,837	22,296	31,162	23,069

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$9,743	$34,037	$40,348	$57,060
Other comprehensive loss:
Cumulative translation adjustment	(35)	(89)	(14)	(106)
Total comprehensive income	$9,708	$33,948	$40,334	$56,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2022	22,574,956	$2	291,092,303	$29	—	$—	$88,645	$(140,290)	$(26)	$(51,640)	$(342,371)	$(394,011)
Equity-based compensation	—	—	—	—	—	—	2,449	—	—	2,449	—	2,449
Proceeds from issuance of common stock	161,178	—	—	—	—	—	517	—	—	517	—	517
Repurchase of stock	(341,271)	—	—	—	—	—	(1,563)	—	—	(1,563)	—	(1,563)
Vesting of restricted stock units	110,240	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	(947)	(947)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(89)	(89)	—	(89)
Net income	—	—	—	—	—	—	—	11,881	—	11,881	22,156	34,037
Balance at June 30, 2022	22,505,103	$2	291,092,303	$29	—	$—	$90,048	$(128,409)	$(115)	$(38,445)	$(321,162)	$(359,607)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2023	29,913,490	$3	291,092,303	$29	—	$—	$109,925	$(126,658)	$65	$(16,636)	$(248,028)	$(264,664)
Equity-based compensation		—	—	—	—	—	3,678	—	—	3,678	—	3,678
Proceeds from issuance of common stock	648,849	—	—	—	—	—	332	—	—	332	—	332
Vesting of restricted stock units	261,656	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	(476)	—	—	(476)	—	(476)
Cash dividends declared ($0.01 per share)	—	—	—	—	—	—	(440)	—	—	(440)	—	(440)
Distributions	—	—	—	—	—	—	—	—	—	—	(5,583)	(5,583)
Issuance per redemption of Class B shares for Class A	1,250,000	—	(1,250,000)	—	—	—	(873)	—	—	(873)	1,067	194
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(35)	(35)	—	(35)
Net income	—	—	—	—	—	—	—	36	—	36	9,707	9,743
Balance at June 30, 2023	32,073,995	$3	289,842,303	$29	—	$—	$112,146	$(126,622)	$30	$(14,414)	$(242,837)	$(257,251)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,718,402	$2	291,092,303	$29	—	$—	$97,548	$(146,115)	$(9)	$(48,545)	$(356,717)	$(405,262)
Equity-based compensation	—	—	—	—	—	—	5,037	—	—	5,037	—	5,037
Proceeds from issuance of common stock	161,178	—	—	—	—	—	517	—	—	517	—	517
Repurchases of stock	(2,484,717)	—	—	—	—	—	(13,054)	—	—	(13,054)	—	(13,054)
Vesting of restricted stock units	110,240	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	(3,799)	(3,799)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(106)	(106)	—	(106)
Net income	—	—	—	—	—	—	—	17,706	—	17,706	39,354	57,060
Balance at June 30, 2022	22,505,103	$2	291,092,303	$29	—	$—	$90,048	$(128,409)	$(115)	$(38,445)	$(321,162)	$(359,607)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	29,039,655	$3	291,092,303	$29	—	$—	$106,852	$(128,125)	$44	$(21,197)	$(277,186)	$(298,383)
Equity-based compensation	—	—	—	—	—	—	7,381	—	—	7,381	—	7,381
Proceeds from issuance of common stock	648,849	—	—	—	—	—	332	—	—	332	—	332
Vesting of restricted stock units	1,135,491	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	(1,106)	—	—	(1,106)	—	(1,106)
Cash dividends declared ($0.01 per share)	—	—	—	—	—	—	(440)	—	—	(440)	—	(440)
Distributions	—	—	—	—	—	—	—	—	—	—	(5,563)	(5,563)
Issuance per redemption of Class B shares for Class A	1,250,000	—	(1,250,000)	—	—	—	(873)	—	—	(873)	1,067	194
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(14)	(14)	—	(14)
Net income	—	—	—	—	—	—	—	1,503	—	1,503	38,845	40,348
Balance at June 30, 2023	32,073,995	$3	289,842,303	$29	—	$—	$112,146	$(126,622)	$30	$(14,414)	$(242,837)	$(257,251)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$40,348	$57,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,978	1,217
Impairment of right-of-use assets	—	287
Stock-based compensation	7,381	5,037
Change in fair value of warrant liabilities and other derivative liabilities	701	(19,654)
Deferred taxes	1,356	2,454
Unrealized gains on foreign currency	(26)	(132)
Noncash lease expense	1,053	906
Changes in operating assets and liabilities:
Accounts receivable	902	4,495
Related party receivables and payables, net	(78)	(479)
Prepaid expenses	1,309	3,802
Other current assets and other assets	666	(615)
Deferred contract acquisition costs	19,942	(5,617)
Trade and other payables	2,408	(2,804)
Accrued expenses	(7,618)	(2,586)
Deferred revenue	(35,097)	(9,120)
Operating lease liabilities	(731)	(981)
Other current and long-term liabilities	(1,648)	(5,408)
Net cash provided by operating activities	32,846	27,862
Cash flows from investing activities:
Purchases of property and equipment	(46)	(26)
Capitalized software development costs	(913)	(81)
Net cash used in investing activities	(959)	(107)
Cash flows from financing activities:
Proceeds from related party notes receivable, net	—	294
Proceeds from issuance of common stock	332	517
Repurchases of stock	—	(13,054)
Restricted stock units withheld to pay taxes	(1,106)	—
Distributions to noncontrolling interests	(2,652)	(3,799)
Net cash used in financing activities	(3,426)	(16,042)
Effect of exchange rate changes on cash	(14)	(106)
Net increase in cash, cash equivalents and restricted cash	28,447	11,607
Cash, cash equivalents and restricted cash — beginning of period	158,575	139,578
Cash, cash equivalents and restricted cash — end of period	$187,022	$151,185
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
On July 21, 2021, MarketWise, Inc. became a publicly traded company as a result of completing the business combination, recapitalization and other transactions with Ascendant Digital Acquisition Corp. (“ADAC” or “Sponsor”), a special purpose acquisition company, MarketWise, LLC, all of the members of MarketWise, LLC (the “MarketWise Members”), and Shareholder Representative Services LLC (collectively, the “Transactions”).

2.    Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of MarketWise, Inc. and its subsidiary, MarketWise, LLC, a variable interest entity (“VIE”) for which MarketWise, Inc. is deemed to be the primary beneficiary.
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s condensed consolidated financial statements. As of June 30, 2023, MarketWise, Inc. had a 10.0% ownership interest in MarketWise, LLC.
The Company determined that MarketWise, LLC is the primary beneficiary of a VIE, Stansberry Pacific Research, and therefore, the assets, liabilities, and results of operations of that VIE are included in the Company’s condensed consolidated financial statements. For more information on Stansberry Pacific Research, see Note 12 – Variable Interest Entities.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
The accompanying statements of operations include certain expenses incurred by, and charged to us by, a related party for general corporate services. These expenses are based primarily on direct usage when identifiable, direct capital expenditures, or other relevant allocations during the respective periods. We believe the assumptions underlying the accompanying condensed consolidated financial statements, including the assumptions regarding these expenses from this related party, are reasonable. Actual results may differ from these expenses, assumptions and estimates. The amounts recorded in the accompanying condensed consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had we been a separate independent entity.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2022 consolidated balance sheet data included herein was derived from audited financial statements but does not include

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2023, the results of operations, comprehensive income, stockholders’ deficit, and cash flows for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”). Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of common units, derivatives, warrants, valuation of assets acquired and liabilities assumed in business combinations, useful lives of intangible assets with definite lives, benefit period of deferred contract acquisition costs, determination of standalone selling prices, estimated life of lifetime customers, recoverability of goodwill and long-lived assets, valuation allowances on deferred tax assets, the incremental borrowing rates to calculate lease liabilities and right-of-use (“ROU”) assets and certain accruals. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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
Net income for the three and six months ended June 30, 2023 and 2022 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of June 30, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 10.0% and the noncontrolling interest was 90.0%. For the three months ended June 30, 2023, net income attributable to controlling interests included a $0.4 million tax provision, and for the six months ended June 30, 2023, net income attributable to controlling interests included a $1.4 million tax provision, both of which were 100% attributable to the controlling interest.
As of June 30, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 7.2% and the noncontrolling interest was 92.8%. For the three months ended June 30, 2022, net income attributable to controlling interests included a $12.1 million gain on warrant liabilities and a $1.0 million tax provision, and for the six months ended June 30, 2022, net income attributable to controlling interests included a $18.8 million gain on warrant liabilities and a $2.6 million tax provision, both of which were 100% attributable to the controlling interest.

3.    Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$103,148	$—	$—	$—	$103,148
Transferred at a point in time	—	169	281	46	496
Total	$103,148	$169	$281	$46	$103,644

	Three Months Ended June 30, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$127,231	$—	$—	$—	$127,231
Transferred at a point in time	—	160	548	75	783
Total	$127,231	$160	$548	$75	$128,014

	Six Months Ended June 30, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$228,560	$—	$—	$—	$228,560
Transferred at a point in time	—	316	899	102	1,317
Total	$228,560	$316	$899	$102	$229,877

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Six Months Ended June 30, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$263,331	$—	$—	$—	$263,331
Transferred at a point in time	—	437	726	318	1,481
Total	$263,331	$437	$726	$318	$264,812
Revenue recognition by subscription type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Membership subscriptions	$41,409	$49,852	$89,811	$101,304
Term subscriptions	61,739	77,379	138,749	162,027
Non-subscription revenue	496	783	1,317	1,481
Total	$103,644	$128,014	$229,877	$264,812
Revenue for the membership and term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue from revenue share arrangements and the sale of print products and events, such as webinars and conferences.
Net revenue by principal geographic areas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$103,644	$128,001	$229,786	$264,712
International	—	13	91	100
Total	$103,644	$128,014	$229,877	$264,812
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

	As of
	June 30, 2023	December 31, 2022
Contract balances
Accounts receivable	$3,138	$4,040
Obligations for refunds	$3,866	$4,676
Deferred revenue – current	$284,509	$310,555
Deferred revenue – non-current	$340,032	$348,273
We recognized $82,614 and $83,644 of revenue during the three months ended June 30, 2023 and 2022, respectively, and $186,649 and $193,394 during the six months ended June 30, 2023 and 2022, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $3,138 and $4,040 as of June 30, 2023 and December 31, 2022, respectively, related to the timing of cash settlement with our credit card processors.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2023	$197,618
Royalties and sales commissions – additions	15,049
Revenue share and cost per acquisition fees – additions	19,637
Amortization of capitalized costs	(54,628)
Balance at June 30, 2023	$177,676
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three and six months ended June 30, 2023 and 2022.
Remaining Performance Obligations
As of June 30, 2023, the Company had $628,407 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 46% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at December 31, 2022	$31,307
Balance at June 30, 2023	$31,307
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	June 30, 2023
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$21,718	$(11,241)	$10,477	5.1
Tradenames	4,287	(2,499)	1,788	5.5
Capitalized software development costs	3,974	(2,146)	1,828	2.4
Finite-lived intangible assets, net	29,979	(15,886)	14,093

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$31,066	$(15,886)	$15,180

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
We recorded amortization expense related to finite-lived intangible assets of $925 and $531 for the three months ended June 30, 2023 and 2022, respectively, and $1,839 and $1,033 for the six months ended June 30, 2023 and 2022, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $146 and $130 for the three months ended June 30, 2023 and 2022, respectively, and $289 and $235 for the six months ended June 30, 2023 and 2022, respectively.
We recorded additions to capitalized software development costs of $590 and $972 for the three and six months ended June 30, 2023, respectively. We recorded additions to capitalized software development costs of $50 and $81 for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2023	$1,699
2024	3,983
2025	2,539
2026	2,268
2027	1,647
Thereafter	1,957
Finite-lived intangible assets, net	$14,093

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
5.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	June 30, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$90,560	$—	$—	$90,560
Total assets	90,560	—	—	90,560
Liabilities:
Derivative liabilities, noncurrent	—	—	1,982	1,982
Total liabilities	$—	$—	$1,982	$1,982

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$80,327	$—	$—	$80,327
Total assets	80,327	—	—	80,327
Liabilities:
Derivative liabilities, noncurrent	—	—	1,281	1,281
Total liabilities	$—	$—	$1,281	$1,281
The level 3 liabilities relate to certain employee contracts with embedded derivatives, see Note 7 – Derivative Financial Instruments.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of
	June 30, 2023	December 31, 2022
Volatility	39.70%	37.30%
Discount rate	22.20%	21.80%
Credit spread	2.00%	0.20%
Risk-free rate	3.50%	3.50%
The following table summarizes the change in fair value of the liabilities during the six months ended June 30, 2023 and 2022:

Balance at January 1, 2023	$1,281
Change in fair value of derivative instruments	701
Balance at June 30, 2023	$1,982

Balance at January 1, 2022	$31,347
Change in fair value of derivative instruments	(19,654)
Balance at June 30, 2022	$11,693

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
6.    Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $66 and $492 for the three months ended June 30, 2023 and 2022, respectively, and $71 and $1,032 for the six months ended June 30, 2023 and 2022, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $229 and $10, for the three months ended June 30, 2023 and 2022, respectively, and $451 and $12 for the six months ended June 30, 2023 and 2022, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	June 30, 2023	December 31, 2022
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,504	1,458
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,278	1,278
		3,742	3,696
Less: Accumulated depreciation and amortization		(2,943)	(2,804)
Total property and equipment, net		$799	$892
Depreciation and amortization expense for property and equipment was $69 and $81 for the three months ended June 30, 2023 and 2022, respectively, and $139 and $184 for the six months ended June 30, 2023 and 2022, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	June 30, 2023	December 31, 2022
Commission and variable compensation	$20,211	$24,207
Payroll and benefits	4,568	5,258
Other accrued expenses	13,579	16,511
Total accrued expenses	$38,358	$45,976

7.    Derivative Financial Instruments
Prior to the closing of the Transactions, as part of our compensation and employee retention strategy, we entered into contracts with key employees and independent contractors which contain embedded derivatives. These contracts are intended to compensate the employees or independent contractors for services provided and retain their future services. These embedded derivative instruments are issued in the form of phantom interests in Net Income, as defined by our board of directors (the “Board”), that grant the holder value equal to a percentage of Net Income multiplied by a price multiple. All derivative instruments are recorded at fair value as derivative liabilities on our condensed consolidated balance sheets.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of June 30, 2023, there is one embedded derivative instrument outstanding. The following table presents information on the location and amounts of derivative instrument gains and losses:

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement
Warrants	Other income, net	$—	$12,082	$—	$18,799
Phantom Interests in Net Income	General and administrative	310	441	(701)	855
Total		$310	$12,523	$(701)	$19,654
See Note 5 – Fair Value Measurements for more information regarding the valuation of our derivative instruments.

8.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of revenue	$683	$525	$1,691	$1,059
Sales and marketing	716	577	1,808	1,142
General and administrative	2,279	1,347	3,882	2,836
Total stock based-compensation expense	$3,678	$2,449	$7,381	$5,037
Total stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 includes expenses related to our MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) and our 2021 Employee Stock Purchase Plan (“ESPP”), as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
2021 Incentive Award Plan	$3,587	$2,312	$7,190	$4,742
Employee Stock Purchase Plan	91	137	191	295
Total stock-based compensation expense	$3,678	$2,449	$7,381	$5,037
2021 Incentive Award Plan
As of June 30, 2023, The Company has reserved a total of 33,960,802 shares of MarketWise Class A common stock for issuance pursuant to the 2021 Incentive Award Plan.
During the six months ended June 30, 2023, we granted 4,525,609 restricted stock units (“RSUs”) and 715,000 fully vested shares of Class A common stock to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
For employees and service providers, both RSUs and stock appreciation rights (“SARs”) are primarily time-based and typically vest ratably over four years, as specified in the individual grant notices. The RSUs may entitle the recipients to dividend equivalents if approved by the Plan Administrator, which are subject to the same vesting terms and accumulate during the vesting period. Upon vesting, the RSU holder will be issued a corresponding number of the Company’s Class A common stock. The SARs will be settled in the Company’s Class A common

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
stock upon exercise. The shares to be issued upon exercise of a SAR will have a total market value equal to the SAR value calculated as (x) number of shares underlying such SAR, multiplied by (y) any excess of the Company’s share value on the date of exercise over the exercise price set in each individual grant notice.
The fair value of the RSU is the same as the Company’s share price on the date of grant. The fair value of the SARs was determined using a Black-Scholes model.
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes, including granted, exercised and forfeited, from January 1, 2023 to June 30, 2023, are summarized as follows:

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	6,261,543	$3.45	1,747,473	$4.05
Granted	4,525,609	1.84	—	—
Exercised or vested	(1,488,543)	2.02	—	—
Forfeited	(567,488)	2.43	(84,226)	4.05
Outstanding at June 30, 2023	8,731,121	$2.89	1,663,247	$4.05
Exercisable at June 30, 2023	—	$—	417,523	$4.05
The stock compensation expense related to the RSU and SAR grants was $2,443 and $2,312 for the three months ended June 30, 2023 and 2022, respectively, and $6,046 and $4,742 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, 417,523 of the SARs were exercisable and they have a remaining contractual term of 8.2 years. For the fully vested shares, during the six months ended June 30, 2023, we issued 417,684 shares of Class A common stock after withholding for taxes, resulting in compensation expense of $1,144.
Employee Stock Purchase Plan
As of June 30, 2023, The Company has reserved for issuance a total of 6,728,300 shares of Class A common stock for the ESPP. The most recent offering period began on January 1, 2023 and ended on June 30, 2023.
The Company recognized $91 and $137 of stock-based compensation expense related to the ESPP during the three months ended June 30, 2023 and 2022, respectively, and $191 and $295 for the six months ended June 30, 2023 and 2022, respectively. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (1) the first trading day of the offering period, or (2) the last trading day of the offering period. The Company issued 231,165 shares of Class A common stock for $332,184 related to employee purchases under the ESPP on June 30, 2023.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
9.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic earnings per share:
Numerator:
Net income	$9,743	$34,037	$40,348	$57,060
Less: Net income attributable to noncontrolling interests	9,707	22,156	38,845	39,354
Net income attributable to Class A common stockholders	$36	$11,881	$1,503	$17,706

Denominator:
Weighted average shares outstanding (in thousands)	30,526	22,288	29,853	23,065

Basic earnings per share	$—	$0.53	$0.05	$0.77

Diluted earnings per share:
Numerator:
Net income	$9,743	$34,037	$40,348	$57,060
Less: Net income attributable to noncontrolling interests	9,707	22,156	38,845	39,354
Net income attributable to Class A common stockholders	$36	$11,881	$1,503	$17,706

Denominator:
Weighted average shares outstanding (in thousands)	31,837	22,296	31,162	23,069

Diluted earnings per share	$—	$0.53	$0.05	$0.77
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Public and private placement warrants: the public and private placement warrants were "out of the money" during the three and six months ended June 30, 2022, therefore, net income per share excludes any impact of the 20,699,993 public warrants and 10,280,000 private placement warrants. The warrants were exchanged in September 2022 and there are no warrants outstanding as of June 30, 2023.
▪Sponsor and MarketWise management member earnout shares: the 3,051,000 Sponsor earnout shares and the 2,000,000 MarketWise management member earnout shares granted in connection with the closing of the Transactions held in escrow are excluded from the earnings per share computation in both periods since the earnout contingency has not been met.
▪Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs as of June 30, 2023 and June 30, 2022. The diluted earnings per share calculation includes the impact of dilutive RSUs and excludes the impact of antidilutive RSUs for the three and six months ended June 30, 2023 and 2022. The diluted earnings per share calculation for the three and six months ended June 30, 2023 excludes

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
certain RSUs with performance conditions, since the performance conditions have not been met as of June 30, 2022 and such RSUs were forfeited as of June 30, 2023.
▪Stock appreciation rights: The diluted earnings per share calculation for the three and six months ended June 30, 2023 and 2022 excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The basic earnings per share calculation includes the impact of the shares that were issued under the ESPP as of June 30, 2023 and 2022.

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
Our effective income tax rate was 4.2% and 3.3% for the three and six months ended June 30, 2023, respectively, and 3.0% and 4.3% for the three and six months ended June 30, 2022, respectively. The main driver of the effective income tax rate for the three and six months ended June 30, 2022 was the income allocation to the non-controlling interest. The main driver of the increase in the effective tax rate from the three months ended June 30, 2022 is the change in the income allocation to the non-controlling interest. Our effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
As part of the reverse capitalization in 2021, we entered into a Tax Receivable Agreement (“TRA”) with certain stockholders. Pursuant to our election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability will represent approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate being able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the three months ended June 30, 2023, Members of MarketWise, LLC exchanged an aggregate of 1,250,000 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 1,250,000 newly-issued shares of Class A common stock. As a result, we have recorded a liability of $1,095 under the TRA as of June 30, 2023. No payments have been made under the TRA and no payments are expected in the next twelve months.
As of June 30, 2023, we had no unrecognized tax positions and believe there will be no changes to uncertain tax positions within the next 12 months.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

11.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $281 and $548 for the three months ended June 30, 2023 and 2022, respectively, and $899 and $726 for the six months ended June 30, 2023 and 2022, respectively.
We incurred costs related to revenue share agreements with related parties which are capitalized within deferred contract acquisition costs. We capitalized $935 and $847 for the three months ended June 30, 2023 and 2022, respectively, and $2,087 and $1,770 for the six months ended June 30, 2023 and 2022, respectively.
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $217 and $289 for the three months ended June 30, 2023 and 2022, respectively, and $353 and $494 for the six months ended June 30, 2023 and 2022, respectively.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $332 and $585 for the three and six months ended June 30, 2023, respectively.
A related party also provided certain corporate functions to the Company and the costs of these services are charged to us. We recorded $27 and $22 for the three months ended June 30, 2023 and 2022, respectively, and $54 and $43 for the six months ended June 30, 2023 and 2022, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $296 and $1,043 as of June 30, 2023 and December 31, 2022, respectively, of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with our related party are presented net and are included in related party payables, net in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. As a result, we recognized $205 and $86 in other income, net for the three months ended June 30, 2023 and 2022, respectively, and $507 and $253 for the six months ended June 30, 2023 and 2022, respectively. Related party receivables related to these services were $442 and $403 as of June 30, 2023 and December 31, 2022, respectively.
We lease offices from related parties. Lease payments made to related parties were $435 and $528 for the three months ended June 30, 2023 and 2022, respectively, and $868 and $919 for the six months ended June 30, 2023 and 2022, respectively, and rent expense of $595 and $588 were recognized in general and administrative expenses for the three months ended June 30, 2023 and 2022, respectively, $1,200 and $1,141 for the six months ended June 30, 2023 and 2022, respectively, related to leases with related parties. At June 30, 2023 and December 31, 2022, ROU assets of $8,295 and $9,210 and lease liabilities of $6,454 and $7,041, respectively, are associated with leases with related parties.
In April 2020 we provided a loan to a related party and recognized a related party note receivable from the unitholder of $1,148. We recognized $6 and $10 in interest income for the three and six months ended June 30, 2022, respectively. This loan was repaid in October 2022.

12.    Variable Interest Entities
We consolidated a VIE based on our ability to exercise power and being the primary beneficiary of the entity, including directing the operations and marketing campaigns and sharing customer lists and publications, as of June 30, 2023 and December 31, 2022. There have been no reconsideration events during these periods. The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
recourse to MarketWise for the consolidated VIE’s liabilities. The following represents financial information for the consolidated VIE included in the condensed consolidated balance sheets:

	As of
	June 30, 2023	December 31, 2022
Current assets	$1,106	$3,678
Noncurrent assets	196	300
Total assets	$1,302	$3,978

Current liabilities	$269	$227
Total liabilities	$269	$227
13.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$479	$403
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(994)	(1,259)
Operating lease right-of-use assets obtained in exchange for lease obligations	(76)	(795)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	59	167
Recording of deferred tax assets and capital contribution related to exchanges of Class B common stock to Class A common stock	1,289	—

	As of June 30,
	2023	2022
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$187,022	$151,185
Restricted cash	—	—
Total	$187,022	$151,185
14.    Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity, as of June 30, 2023. The 3,051,000 Sponsor earnout shares held in escrow and the 2,000,000 management member earnout shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued and outstanding in the table below.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Authorized	Issued	Outstanding
Common stock – Class A	950,000,000	32,073,995	32,073,995
Common stock – Class B	300,000,000	289,842,303	289,842,303
Preferred stock	100,000,000	—	—
Total	1,350,000,000	321,916,298	321,916,298
Each share of Class A and Class B common stock entitles the holder to one vote per share. Only holders of Class A common stock have the right to receive dividends. In the event of liquidation, dissolution or winding up of the affairs of the Company, only holders of Class A common stock have the right to receive liquidation proceeds, while the holders of Class B common stock are entitled to only the par value of their shares. Class B common stock can be issued only to members of MarketWise, LLC, their respective successors and permitted transferees. Under the terms of the Third Amended and Restated Limited Liability Company Operating Agreement of MarketWise, LLC (the “MarketWise Operating Agreement”), and subject to certain restrictions set forth therein, the MarketWise Members are entitled to have their LLC Units redeemed or exchanged for shares of our Class A common stock, at our option. If redeemed for cash at the Company’s option, such cash would have to be generated through an offering of shares to the market such that there would not be any situation where there would be a net cash obligation to the Company for such redemption. Shares of our Class B common stock held by any such redeeming or exchanging MarketWise Member will be canceled for no additional consideration on a one-for-one basis with the redeemed or exchanged LLC Units whenever such MarketWise Member’s LLC Units are so redeemed or exchanged. The MarketWise Members may exercise such redemption rights for as long as their LLC Units remain outstanding. Our Board has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.
On May 11, 2023, our Board declared a cash dividend to its Class A common stockholders in the amount of $0.01 per share, totaling $0.4 million, and a cash distribution to holders of LLC Units in the amount of $0.01 per unit, totaling $2.9 million, to stockholders and unitholders of record as of the close of business on June 1, 2023.
Certain of the dividends are attributable to earnout shares and dividend equivalents are attributable to unvested RSUs, and are therefore forfeitable. The Company recorded the full dividend payable as a charge to additional paid-in capital on the declaration date, and forfeitures are reversed as they occur. On July 20, 2023, $0.3 million of the dividends and the full distribution of $2.9 million was paid to stockholders and unitholders, respectively.
The Company intends to pay dividends quarterly in the future, subject to Board approval of any such dividends. Dividends payable and distributions payable are included in other current liabilities in the condensed consolidated balance sheet.
During the three and six months ended June 30, 2023, MarketWise Members exchanged an aggregate of 1,250,000 LLC Units together with an equal number of shares of the Company’s Class B common stock for 1,250,000 newly-issued shares of the Company’s Class A common stock. As a result of the exchanges, the Company recognized adjustments to non-controlling interests. As of June 30, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 10.0% and the noncontrolling interest was 90.0%.
On November 4, 2021, our Board authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. We did not repurchase any shares during the three and six months ended June 30, 2023. We repurchased 341,271 shares totaling $1.6 million in the aggregate, including fees and commissions of $3, and 2,484,717 shares totaling $13.1 million in aggregate, including fees and commissions of $25, for the three and six months ended June 30, 2022, respectively. Since the inception of the program we have repurchased 2,984,987 total shares. The maximum dollar value of shares that may yet to be purchased under the plan was $18.6 million as of June 30, 2023.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one LLC Unit held by the Company, decreasing

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.

15.    Subsequent Events
Subsequent events have been evaluated through August 10, 2023, which is the date that the financial statements were issued.

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
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription. We seek 90-day payback periods to cover this variable component of the direct marketing spend.
As of June 30, 2023, our Paid Subscriber base was 750 thousand, down 148 thousand, or 16.4% as compared to 898 thousand at June 30, 2022. Our Paid Subscriber base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2019, direct-to-paid acquisition has accounted for approximately two-thirds of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately one-third of our annual Paid Subscriber acquisition since 2019. Our free-to-paid and active free-to-paid conversion rate reflects the rate at which Free Subscribers and Active Free Subscribers purchase paid subscription products. Our annual free-to-paid and annual active free-to-paid conversion rates were approximately 1% to 2% and 2% to 4%, respectively, between 2020 and 2022. Over that same three year period, our cumulative free-to-paid and cumulative active free-to-paid conversion rates were 4% and 10%, respectively.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of June 30, 2023 was $490, which decreased 15.6% from $580 as of June 30, 2022. For more information on ARPU, see “Key Business Metrics—Average Revenue Per User.”
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and membership “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our high-value composition rate reflects the rate at which Paid Subscribers that have purchased less than $600 of our products over their lifetime convert into subscribers that have purchased more than $600. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the rate at which Paid Subscribers that have purchased more than $600 of our products over their lifetime convert into subscribers that have purchased more than $5,000. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. These high-value and ultra high-value subscribers are at the heart of our business model, and are particularly important in periods of time when we are bringing in fewer new subscribers. These high-value and ultra high-value subscribers continue to see the value in our products and are continuing to purchase products at rates similar to historic trends, which is currently driving the majority of our Billings. As of June 30, 2023, our high-value composition rate and ultra high-value composition rate were 48% and 39%, respectively.
Definitions of Metrics
Throughout this discussion and analysis, a number of our financial and operating metrics are referenced which we do not consider to be key business metrics, but which we review to monitor performance, and which we believe may be useful to investors. These are:
Annual free-to-paid and annual active free-to-paid conversion rates: The Company has historically defined free-to-paid conversion rate as the number of Free Subscribers who purchased a subscription during the period divided by the average number of Free Subscribers during the period. In addition, the Company has historically defined active free-to-paid conversion rate as the number of Active Free Subscribers who purchased a subscription during the period divided by the average number of Active Free Subscribers during the period. There have been no changes to the calculation of free-to-paid or active free-to-paid conversion rates. However, the Company has revised the definition of free-to-paid and active free-to-paid conversion rates to provide clarity in how they are calculated.
We calculate our free-to-paid conversion rate as the sum of (i) the number of Free Subscribers who purchased their first subscription during the period and (ii) the number of Free Subscribers who purchased their first subscription during the period after six months of not having an active paid subscription across all of MarketWise divided by the average number of Free Subscribers during the period. We calculate our active free-to-paid conversion rate as the sum of (i) the number of Active Free Subscribers who purchased their first subscription during the period and (ii) the number of Active Free Subscribers who purchased their first subscription during the period after six months of not having an active paid subscription across all of MarketWise divided by the average number of Active Free Subscribers during the period. We believe our free-to-paid and active free-to-paid conversion rates are indicators of the type of Free Subscribers that we are signing up and the quality of our content and marketing efforts. Investors should consider free-to-paid and active free-to-paid conversion rates as two of the factors in evaluating our ability to maintain a robust pipeline for new customer acquisition.
Cumulative free-to-paid and cumulative active free-to-paid conversion rates: We calculate our cumulative free-to-paid conversion rate as the sum of (i) the number of Free Subscribers who purchased their first subscription during the trailing three-year period and (ii) the number of Free Subscribers who purchased their first subscription during the trailing three-year period after six months of not having an active paid subscription across all of MarketWise divided by the average number of Free Subscribers during the trailing three-year period. We calculate our cumulative active free-to-paid conversion rate as the sum of (i) the number of Active Free Subscribers who purchased their first subscription during the trailing three-year period and (ii) the number of Active Free Subscribers who purchased their first subscription during the trailing three-year period after six months of not having an active paid subscription across all of MarketWise divided by the average number of Active Free Subscribers during the trailing three-year period.
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

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,			As of and for the Three Months Ended March 31, 2023
	2023	2022	% change	2023	2022	% change		% change
Free Subscribers	15,948,652	14,972,985	6.5%	15,948,652	14,972,985	6.5%	15,678,205	1.7%
Paid Subscribers	750,287	897,941	(16.4)%	750,287	897,941	(16.4)%	777,397	(3.5)%
ARPU	$490	$580	(15.6)%	$490	$580	(15.6)%	$493	(0.6)%
Billings (in thousands)	$96,170	$117,507	(18.2)%	$193,341	$253,502	(23.7)%	$97,171	(1.0)%
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
Free Subscribers increased by 1.0 million, or 6.5%, to 15.9 million at June 30, 2023 as compared to 15.0 million at June 30, 2022. As of June 30, 2023, Active Free Subscribers decreased by 0.4 million, or 9.5%, to 3.9 million, compared to 4.3 million as of June 30, 2022. The year over year decline in Active Free Subscribers is a result of decreased engagement with our Free Subscriber community as consumer engagement continues to be soft.
Free Subscribers increased by 0.3 million, or 1.7% to 15.9 million as of June 30, 2023 as compared to 15.7 million as of March 31, 2023. As of June 30, 2023, Active Free Subscribers decreased by 0.1 million, or 2.9% to 3.9 million, compared to 4.0 million as of March 31, 2023.
Paid Subscribers. We define Paid Subscribers as the total number of unique subscribers with at least one paid subscription at the end of the period. We view the number of Paid Subscribers at the end of a given period as a key indicator of the attractiveness of our products and services, as well as the efficacy of our marketing in converting Free Subscribers to Paid Subscribers and generating direct-to-paid acquisitions. We grow our Paid Subscriber base through marketing directly to prospective and existing subscribers across a variety of media, channels, and platforms.
Total Paid Subscribers decreased by 148 thousand, or 16.4%, to 750 thousand as of June 30, 2023 as compared to 898 thousand at June 30, 2022, driven by softening consumer engagement that began in third quarter 2022 as well as a significant decrease in direct marketing spend as we focus on maintenance of profitability.
Total Paid Subscribers decreased by 27 thousand, or 3.5%, to 750 thousand as of June 30, 2023 as compared to 777 thousand as of March 31, 2023. Gross new subscribers increased 11% compared to first quarter 2023. However, this level of acquisition is still below historical levels and was not able to offset a normalized quarter of subscriber churn.
Subscriber count churn has ranged from approximately 1.8% to 2.7% per month between 2020 and 2022. As of June 30, 2023, the average monthly churn over the trailing twelve months was near the higher end of this range. Almost all of the subscribers who churned in second quarter 2023 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 80% from 2020 to 2022, is a more meaningful gauge of subscriber satisfaction.
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
ARPU decreased by $91, or 15.6%, to $490 as of June 30, 2023 as compared to $580 as of June 30, 2022. The year-over-year decrease was driven by a 26% decrease in trailing four quarter Billings, while trailing four quarter Paid Subscribers only decreased by 13%. The decrease in trailing four quarter Billings was driven by reduced engagement of prospective and existing subscribers, as further discussed in —Billings below.
ARPU decreased by $4, or 0.8%, to $490 as of June 30, 2023 as compared to $493 as of March 31, 2023. The sequential decrease was driven by a 5% decrease in trailing four-quarter Billings, while trailing four-quarter average Paid Subscribers only decreased 4%.
While they have declined recently, our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 1.5 years, 0.9 years, and 0.6 years for the years ended December 31, 2022, 2021 and 2020, respectively. We have experienced an increase in the 2022 payback period primarily due to a combination of increased customer acquisition costs and the hesitancy of these subscribers to make additional purchases. The payback period reached the low side of the historical range in 2020 as a result of expanded conversion rates and, to a far lesser degree, decreasing costs for media spend as demand dropped as a result of the pandemic. We have seen the costs for media spend revert back to higher rates in 2021 which continued through second quarter 2023.
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
Billings decreased by $21.3 million, or 18.2%, to $96.2 million for the three months ended June 30, 2023 as compared to $117.5 million for the three months ended June 30, 2022. We believe the decrease is due in large part to reduced engagement of prospective and existing subscribers. Levels of engagement had plateaued during the second half of 2021 and first half of 2022. The second half of 2022 saw further declines with uncertainty stemming from external factors such as 40-year high inflation, volatility across asset classes, federal reserve tightening, and the war in Ukraine, which we believe further contributed to prospective and existing subscribers delaying their purchases through second quarter 2023.
Approximately 36% of our Billings during the three months ended June 30, 2023 came from membership subscriptions, 63% from term subscriptions, and 1% from other Billings, as compared to 38% from membership subscriptions, 61% from term subscriptions, and 1% from other Billings during the three months ended June 30, 2022.
Billings decreased by $1.0 million, or 1.0%, to $96.2 million for the three months ended June 30, 2023 as compared to $97.2 million for the three months ended March 31, 2023. With overall consumer engagement, as measured by landing pages, slightly up versus first quarter 2023, we attribute the decline in Billings to lower overall conversion rates on our various marketing campaigns within the quarter.

Components of Our Results of Operations
Net Revenue
We generate net revenue primarily from delivering term and membership subscription-based financial research, publications, and SaaS offerings to individual subscribers through our online platforms, advertising arrangements, print products, events, and revenue share agreements.
Net revenue is recognized ratably over the duration of the subscriptions, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. In addition to term subscriptions, we offer membership subscriptions where we receive a large upfront payment when the subscriber enters into the contract, and for which we will receive a lower annual maintenance fee thereafter. Subscribers are typically billed in advance of the subscriptions. Much of our net revenue is generated from subscriptions entered into during previous periods. Consequently, any decreases in new subscriptions or renewals in any one period may not be immediately reflected as a decrease in net revenue for that period, but could negatively affect our net revenue in future quarters. This also makes it difficult for us to rapidly increase our net revenue through the sale of additional subscriptions in any period, as net revenue is recognized over the term of the subscription agreement. We expect subscription net revenue to fluctuate due to the timing and relative mix in recent and prior periods between term subscriptions and related renewals, and membership subscriptions and related maintenance fees.

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
We recognized stock-based compensation expenses related to our 2021 Incentive Award Plan and our ESPP of $3.7 million and $2.4 million during the three months ended June 30, 2023 and 2022, and $7.4 million and $5.0 million during the six months ended June 30, 2023 and 2022, respectively.
The total amount of stock-based compensation expense included within each of the respective line items in the condensed consolidated statement of operations is as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$683	$525	$1,691	$1,059
Sales and marketing	716	577	1,808	1,142
General and administrative	2,279	1,347	3,882	2,836
Total stock based-compensation expense	$3,678	$2,449	$7,381	$5,037
Cost of Revenue
Cost of revenue consists of costs associated with producing and publishing our content, including payroll, payroll-related costs and stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP, hosting fees, customer service, credit card processing fees, product costs, and allocated overhead. Cost of revenue is exclusive of depreciation and amortization, which is shown as a separate line item.
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
Sales and Marketing
Sales and marketing consists of costs associated with marketing and selling our products and services, including payroll, payroll-related costs and stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP, amortization of deferred contract acquisition costs, agency costs, advertising campaigns, and branding initiatives. Sales and marketing expenses are exclusive of depreciation and amortization shown as a separate line item.
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
Research and Development
Research and development consists of costs associated with technical services, including payroll, payroll-related costs and stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP, software expenses, and hosting expenses. Research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
We expect that our research and development expense will increase in absolute dollars as our business grows, including as a result of new acquisitions, joint ventures, and other strategic transactions, particularly as we incur additional costs related to continued investments in our platform.
General and Administrative
General and administrative consists of costs associated with our finance, legal, information technology, human resources, executive, and administrative personnel, including payroll, payroll-related costs and stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP, legal fees, corporate insurance, office expenses, professional fees, and travel and entertainment costs.
We expect to continue to incur general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. General and administrative expenses may fluctuate further as a result of acquisitions, joint ventures, or other strategic transactions we undertake in the future.
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
Related Party Expense
Related party expenses primarily consist of board of director compensation, revenue share expenses, and costs for certain corporate functions performed by a related party.
Other Income, Net
Other income, net primarily consists of the net gains on our embedded derivative instruments.
Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest income from our money market accounts, as well as interest expense related to our 2021 Credit Facility.
Net Income Attributable to Noncontrolling Interests
As of June 30, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 10.0% and the noncontrolling interest was 90.0%. For the three and six months ended June 30, 2023, net income attributable to controlling interests included a $0.4 million tax provision and a $1.4 million tax provision, respectively, both of which are 100% attributable to the controlling interest.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$103,363	$127,466	$228,978	$264,086
Related party revenue	281	548	899	726
Total net revenue	103,644	128,014	229,877	264,812
Operating expenses:
Cost of revenue(1)	14,635	16,229	29,925	33,846
Sales and marketing(1)	49,033	65,050	97,760	133,287
General and administrative(1)	27,629	20,364	55,662	50,909
Research and development(1)	2,230	2,289	4,693	4,567
Depreciation and amortization	994	613	1,978	1,217
Related party expense	204	97	332	194
Total operating expenses	94,725	104,642	190,350	224,020
Income from operations	8,919	23,372	39,527	40,792
Other income, net	238	11,923	625	19,219
Interest income (expense), net	1,013	(218)	1,551	(389)
Income before income taxes	10,170	35,077	41,703	59,622
Income tax expense	427	1,040	1,355	2,562
Net income	9,743	34,037	40,348	57,060
Net income attributable to noncontrolling interests	9,707	22,156	38,845	39,354
Net income attributable to MarketWise, Inc.	$36	$11,881	$1,503	$17,706
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	14.1%	12.7%	13.0%	12.8%
Sales and marketing(1)	47.3%	50.8%	42.5%	50.3%
General and administrative(1)	26.7%	15.9%	24.2%	19.2%
Research and development(1)	2.2%	1.8%	2.0%	1.7%
Depreciation and amortization	1.0%	0.5%	0.9%	0.5%
Related party expense	0.2%	0.1%	0.1%	0.1%
Total operating expenses	91.4%	81.7%	82.8%	84.6%
Income from operations	8.6%	18.3%	17.2%	15.4%
Other income, net	0.2%	9.3%	0.3%	7.3%
Interest income (expense), net	1.0%	(0.2)%	0.7%	(0.1)%
Income before income taxes	9.8%	27.4%	18.1%	22.5%
Income tax expense	0.4%	0.8%	0.6%	1.0%
Net income	9.4%	26.6%	17.6%	21.5%
Net income attributable to noncontrolling interests	9.4%	17.3%	16.9%	14.9%
Net income attributable to MarketWise, Inc.	—%	9.3%	0.7%	6.7%

(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022
Net Revenue

(In thousands)	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Net revenue	$103,644	$128,014	$(24,370)	(19.0)%
Net revenue decreased by $24.4 million, or 19.0%, from $128.0 million for the three months ended June 30, 2022 to $103.6 million for the three months ended June 30, 2023. The decrease in net revenue was primarily driven by a $15.6 million decrease in term subscription revenue and a $8.4 million decrease in membership subscription revenue.
Term subscription revenue decreased during the three months ended June 30, 2023 primarily due to lower Billings as compared to the 2022 period, which was driven by reduced engagement of prospective and existing subscribers in the 2022 period. Membership subscription revenue, which is initially deferred and recognized over a five-year period, decreased during the three months ended June 30, 2023 as a result of lower volume of membership subscriptions in current and prior years.

Operating Expenses

(In thousands)	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Operating expenses:
Cost of revenue	$14,635	$16,229	$(1,594)	(9.8)%
Sales and marketing	49,033	65,050	(16,017)	(24.6)%
General and administrative	27,629	20,364	7,265	35.7%
Research and development	2,230	2,289	(59)	(2.6)%
Depreciation and amortization	994	613	381	62.2%
Related party expenses	204	97	107	110.3%
Total operating expenses	$94,725	$104,642	$(9,917)	(9.5)%
Cost of Revenue
Cost of revenue decreased by $1.6 million, or 9.8%, from $16.2 million for the three months ended June 30, 2022 to $14.6 million for the three months ended June 30, 2023, primarily driven by a $0.8 million decrease in salaries, taxes and benefits, a $0.6 million decrease in credit card fees, and a $0.6 million decrease in outsourced customer service. This was partially offset by a $0.2 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan, and a $0.2 million increase in freelance editorial expense.
Sales and Marketing
Sales and marketing expense decreased by $16.0 million, or 24.6%, from $65.1 million for the three months ended June 30, 2022 to $49.0 million for the three months ended June 30, 2023, primarily driven by a $19.6 million decrease in marketing expense, as we have reduced our marketing spend as part of our cost reduction initiatives, and due to higher per unit subscriber acquisition costs. This was partially offset by a $3.7 million increase in amortization of deferred contract acquisition costs.
General and Administrative
General and administrative expense increased by $7.3 million, or 35.7%, from $20.4 million for the three months ended June 30, 2022 to $27.6 million for the three months ended June 30, 2023, primarily driven by a $3.6 million increase related to sales and franchise taxes, a $3.8 million increase in incentive compensation, a $1.1 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP, and a $0.7 million increase in outside labor. This was partially offset by a $1.1 million decrease in salaries, taxes and benefits, and a $0.4 million decrease in travel and entertainment expenses.

Comparison of Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022
Net Revenue

(In thousands)	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Net revenue	$229,877	$264,812	$(34,935)	(13.2)%
Net revenue decreased by $34.9 million, or 13.2%, from $264.8 million for the six months ended June 30, 2022 to $229.9 million for the six months ended June 30, 2023. The decrease in net revenue was primarily driven by a $23.3 million decrease in term subscription revenue, a $11.5 million decrease in membership subscription revenue and a $0.2 million decrease in non-subscription revenue.

Both term subscription revenue and membership subscription revenue decreased during the three and six months ended June 30, 2023 primarily due to lower Billings as compared to the 2022 period which was driven by reduced engagement of prospective and existing subscribers in the 2023 period.
Term subscription revenue decreased during the six months ended June 30, 2023 primarily due to lower Billings as compared to the 2022 period, which was driven by reduced engagement of prospective and existing subscribers in the 2022 period. Membership subscription revenue, which is initially deferred and recognized over a five-year period, decreased during the six months ended June 30, 2023 as a result of lower volume of membership subscriptions in current and prior years.
Operating Expenses

(In thousands)	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Operating expenses:
Cost of revenue	$29,925	$33,846	$(3,921)	(11.6)%
Sales and marketing	97,760	133,287	(35,527)	(26.7)%
General and administrative	55,662	50,909	4,753	9.3%
Research and development	4,693	4,567	126	2.8%
Depreciation and amortization	1,978	1,217	761	62.5%
Related party expenses	332	194	138	71.1%
Total operating expenses	$190,350	$224,020	$(33,670)	(15.0)%
Cost of Revenue
Cost of revenue decreased by $3.9 million, or 11.6%, from $33.8 million for the six months ended June 30, 2022 to $29.9 million for the six months ended June 30, 2023, primarily driven by a $1.4 million decrease in credit card fees, a $1.3 million decrease in salaries, taxes and benefits, and a $1.2 million decrease in outside labor, primarily related to customer service.
Sales and Marketing
Sales and marketing expense decreased by $35.5 million, or 26.7%, from $133.3 million for the six months ended June 30, 2022 to $97.8 million for the six months ended June 30, 2023, primarily driven by a $44.9 million decrease in marketing expense as we have reduced our marketing spend as part of our cost reduction initiatives and due to higher per unit subscriber acquisition costs. This was partially offset by a $8.0 million increase in amortization of deferred contract acquisition costs, and a $1.1 million increase in salaries, taxes and benefits.
General and Administrative
General and administrative expense increased by $4.8 million, or 9.3%, from $50.9 million for the six months ended June 30, 2022 to $55.7 million for the six months ended June 30, 2023, primarily driven by a $4.9 million increase in incentive compensation, a $2.8 million increase related to sales tax, and a $1.0 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP. This was partially offset by a $2.9 million decrease in salaries, taxes and benefits, and a $0.6 million decrease in professional fees.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that the below non-GAAP financial measures are useful in evaluating our ability to generate cash. We use the below non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. This non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change
Adjusted CFFO	$28,978	$26,794	8.2%	$32,846	$27,862	17.9%
Adjusted CFFO Margin	30.1%	22.8%		17.0%	11.0%
Adjusted CFFO / Adjusted CFFO Margin
In addition to our results determined in accordance with GAAP, we disclose the non-GAAP financial measures Adjusted CFFO and Adjusted CFFO Margin. We define Adjusted CFFO as cash flow from operations plus or minus any non-recurring items. We define Adjusted CFFO Margin as Adjusted CFFO as a percentage of Billings.
We believe that Adjusted CFFO and Adjusted CFFO Margin are useful indicators that provide information to management and investors about our ability to generate cash (without the effects of non-recurring items), and for internal planning and forecasting purposes.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change
Net cash provided by operating activities	$28,978	$26,794	8.2%	$32,846	$27,862	17.9%
Non-recurring expenses	—	—	N/M	—	—	N/M
Adjusted CFFO	$28,978	$26,794	8.2%	$32,846	$27,862	17.9%
N/M: Not meaningful

The following table provides the calculation of net cash provided by operating activities as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change
Net cash provided by operating activities	$28,978	$26,794	8.2%	$32,846	$27,862	17.9%
Total net revenue	103,644	128,014	(19.0)%	229,877	264,812	(13.2)%
Net cash provided by operating activities margin	28.0%	20.9%		14.3%	10.5%

Adjusted CFFO	$28,978	$26,794	8.2%	$32,846	$27,862	17.9%
Billings	96,170	117,507	(18.2)%	193,341	253,502	(23.7)%
Adjusted CFFO Margin	30.1%	22.8%		17.0%	11.0%
Net cash provided by operating activities margin increased from 20.9% for the three months ended June 30, 2022 to 28.0% for the three months ended June 30, 2023 primarily due to the increase in net cash provided by operating activities. Cash flow from operations increased by $2.2 million, or 8.2%, from $26.8 million for the three months ended June 30, 2022 to $29.0 million for the three months ended June 30, 2023, primarily due to net income of $9.7 million, adjusted for net non-cash items which increased cash by $5.3 million, and net changes in our operating assets and liabilities which increased cash by $13.9 million.
Net cash provided by operating activities margin increased from 10.5% for the six months ended June 30, 2022 to 14.3% for the six months ended June 30, 2023 primarily due to the increase in net cash provided by operating activities. Cash flow from operations increased by $5.0 million, or 17.9%, from $27.9 million for the six months ended June 30, 2022 to $32.8 million for the six months ended June 30, 2023, primarily due to net income of $40.3 million, adjusted for net non-cash items which increased cash by $12.4 million, and net changes in our operating assets and liabilities which reduced cash by $19.9 million.
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
Adjusted CFFO margin increased from 22.8% for three months ended June 30, 2022 to 30.1% for the three months ended June 30, 2023 due to the increase in Adjusted CFFO and the decrease in Billings. Adjusted CFFO increased by $2.2 million, or 8.2%, from $26.8 million for the three months ended June 30, 2022 to $29.0 million for the three months ended June 30, 2023, primarily driven by a decrease in operating expenses as a result of cost reduction initiatives.
Adjusted CFFO margin increased from 11.0% for the six months ended June 30, 2022 to 17.0% for the six months ended June 30, 2023 due to the increase in Adjusted CFFO and the decrease in Billings. Adjusted CFFO increased by $5.0 million, or 18%, from $27.9 million for the six months ended June 30, 2022 to $32.8 million for the six months ended June 30, 2023, primarily driven by a decrease in operating expenses as a result of cost reduction initiatives.

Liquidity and Capital Resources
General
As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $187.0 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. Restricted cash is comprised of reserves held with credit card processors for chargebacks and refunds. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. Our 2021 Credit Facility (as defined and further discussed below) can be used to finance permitted acquisitions, for working capital and general corporate purposes. We expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. While we believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for the long term, our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from subscribers, the pace of expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, and the level of costs to operate as a public company. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies.
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
A substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheets. Deferred revenue consists of the unearned portion of customer Billings, which is recognized as net revenue in accordance with our revenue recognition policy. As of June 30, 2023, we had deferred revenue of $628.4 million, of which $288.4 million was recorded as a current liability and is expected to be recognized as net revenue over the next 12 months, provided all other revenue recognition criteria have been met.
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
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members in amounts sufficient for MarketWise Members to pay taxes due on their share of MarketWise income at prevailing individual income tax rates. Such amounts will be reflected in MarketWise, Inc.’s statement of cash flows as cash used in financing activities, and so will not decrease the amount of cash from operations or net income reflected in MarketWise, Inc.’s financial statements. However, such distributions will decrease the amount of cash available to us for use in our business.

Share Repurchase Program
As previously disclosed in our Annual Report, on November 4, 2021, our Board authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. We did not repurchase any shares during the three months ended June 30, 2023. During the six months ended June 30, 2022, we repurchased 2,484,717 shares totaling $13.1 million in the aggregate, including fees and commissions of $25. Since the inception of the program, we have repurchased 2,984,987 total shares.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one LLC Unit held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.
Credit Facility
In 2021, MarketWise, LLC, entered into a loan and security agreement (as amended the “Loan and Security Agreement”) providing for up to $150 million of commitments under a revolving credit facility (the “2021 Credit Facility”), including a $5 million letter of credit sublimit, and allows for revolving commitments under the 2021 Credit Facility to be increased or new term commitments to be established by up to $65 million. The existing lenders under the 2021 Credit Facility are entitled, but not obligated, to provide such incremental commitments. The 2021 Credit Facility has a term of three years, maturing on October 29, 2024. On May 2, 2023, MarketWise, LLC entered into the First Amendment to the Loan and Security Agreement, which provides, among other things, a transition away from LIBOR to SOFR as the basis for the interest rate.
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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of June 30, 2023, there were no outstanding advances under the 2021 Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of June 30, 2023, we were in compliance with these covenants.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$32,846	$27,862
Net cash used in investing activities	(959)	(107)
Net cash used in financing activities	(3,426)	(16,042)
Operating Activities
For the six months ended June 30, 2023, net cash provided by operating activities was $32.8 million, primarily due to net income of $40.3 million, adjusted for net non-cash items which increased cash by $12.4 million, and net changes in our operating assets and liabilities which reduced cash by $19.9 million, largely due to timing differences in the net receipt of cash. The non-cash items include stock-based compensation expense and depreciation and amortization of $7.4 million and $2.0 million, respectively. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $35.1 million due to our overall decrease in sales, and a decrease in accrued expenses, which decreased cash by $7.6 million, partially offset by a decrease in deferred contract acquisition costs, which increased cash by $19.9 million.
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
Investing Activities
For the six months ended June 30, 2023, net cash used in investing activities was $1.0 million, primarily driven by $0.9 million of capitalized software development costs.
For the six months ended June 30, 2022, net cash used in investing activities was $0.1 million.
Financing Activities
On May 11, 2023, the Board declared a cash dividend to the Company’s Class A common stockholders in the amount of $0.01 per share and a cash distribution to its common unit holders in the amount of $0.01 per unit. The dividend and distribution was paid on July 20, 2023, to stockholders and unitholders of record as of the close of business on June 1, 2023. The total amount of the dividend payment to Class A common stockholders was $0.4 million and the total amount of the distribution payment to common unit holders was approximately $2.9 million. The Company intends to pay dividends quarterly in the future, subject to Board approval of any such dividends.
For the six months ended June 30, 2023, net cash used in financing activities was $3.4 million, primarily due to $1.1 million in restricted stock units withheld to pay taxes and $2.7 million in distributions to noncontrolling interests.
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
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2022 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2022 Annual Report on Form 10-K for further discussion of these two policies. During the three months ended June 30, 2023, there were no material changes to these policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Remediation Efforts to Address the Material Weaknesses
We have taken a number of remediation actions since the identification of the material weakness through June 30, 2023, including:
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
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weaknesses described above. As such, we have not concluded that the material weaknesses have been fully remediated as of June 30, 2023.
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
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
In November 2021, our Board authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on November 3, 2023. There were no share repurchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2023. The maximum dollar value of shares that may yet to be purchased under the plan was $18.6 million as of June 30, 2023.

During the three months ended June 30, 2023, pursuant to the terms of the MarketWise Operating Agreement, members of MarketWise, LLC exchanged an aggregate of 1,250,000 LLC Units together with an equal number of shares of Class B common stock for 1,250,000 newly-issued shares of the Company’s Class A common stock. These shares of Class A common stock were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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
10.1
Voting Agreement, dated as of April 17, 2023, by and between MarketWise, Inc., Monument & Cathedral Holdings, LLC and the other persons and entities listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2023).

10.2†
Settlement Agreement, dated as of April 28, 2023, by and between MarketWise, Inc., F. Porter Stansberry and Stokes Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2023).

10.3†
First Amendment to Loan and Security Agreement, dated as of May 2, 2023, by and among MarketWise, LLC, as borrower, the guarantors party thereto, the lenders from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, and BMO Capital Markets Corp., as joint lead arranger and joint bookrunner.

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

MARKETWISE, INC.

Date: August 10, 2023	By:	/s/ Stephen Park
	Name:	Stephen Park
	Title:	Interim Chief Financial Officer