Form 10-Q
period 2023-09-30
MARKETWISE, INC.
filed 2023-11-09
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 6, 2023, there were 39,147,437 shares of the registrant’s Class A common stock and 288,342,303 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$194,023	$158,575
Accounts receivable	5,958	4,040
Prepaid expenses	11,396	11,725
Related party receivables	1,003	1,512
Deferred contract acquisition costs	97,525	99,960
Other current assets	3,058	3,363
Total current assets	312,963	279,175
Property and equipment, net	748	892
Operating lease right-of-use assets	7,921	9,468
Intangible assets, net	14,271	16,047
Goodwill	31,392	31,307
Deferred contract acquisition costs, noncurrent	76,527	97,658
Deferred tax assets	7,751	7,332
Other assets	372	629
Total assets	$451,945	$442,508
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$1,950	$686
Related party payables, net	1,305	1,004
Accrued expenses	42,711	45,976
Deferred revenue and other contract liabilities	293,528	315,231
Operating lease liabilities	1,504	1,484
Other current liabilities	21,423	21,125
Total current liabilities	362,421	385,506
Deferred revenue and other contract liabilities, noncurrent	325,688	348,273
Other liabilities, noncurrent	3,597	1,281
Tax receivable agreement liability, noncurrent	2,096	—
Operating lease liabilities, noncurrent	4,743	5,831
Total liabilities	698,545	740,891
Commitments and Contingencies	—	—
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 34,096,437 and 29,039,655 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	3
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 288,342,303 and 291,092,303 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	29	29
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	113,139	106,852
Accumulated other comprehensive income	55	44
Accumulated deficit	(126,482)	(128,125)

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Total stockholders’ deficit attributable to MarketWise, Inc.	(13,256)	(21,197)
Noncontrolling interest	(233,344)	(277,186)
Total stockholders’ deficit	(246,600)	(298,383)
Total liabilities, noncontrolling interest, and stockholders’ deficit	$451,945	$442,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$105,799	$119,297	$334,777	$383,383
Related party revenue	351	637	1,250	1,363
Total net revenue	106,150	119,934	336,027	384,746
Operating expenses:
Cost of revenue (1)	13,812	14,482	43,737	48,328
Sales and marketing (1)	52,466	51,635	150,226	184,922
General and administrative (1)	25,005	28,986	80,667	79,895
Research and development (1)	2,085	2,173	6,778	6,740
Depreciation and amortization	1,001	836	2,979	2,053
Impairment of intangible assets	584	—	584	—
Related party expense	155	96	487	290
Total operating expenses	95,108	98,208	285,458	322,228
Income from operations	11,042	21,726	50,569	62,518
Other income (expense), net	182	(3,651)	807	15,568
Interest income (expense), net	1,511	(183)	3,062	(572)
Income before income taxes	12,735	17,892	54,438	77,514
Income tax expense	691	1,383	2,046	3,945
Net income	12,044	16,509	52,392	73,569
Net income attributable to noncontrolling interests	11,904	20,521	50,749	59,875
Net income (loss) attributable to MarketWise, Inc.	$140	$(4,012)	$1,643	$13,694

Earnings per share – basic	$0.00	$(0.17)	$0.05	$0.59

Earnings per share – diluted	$0.00	$(0.17)	$0.05	$0.59

Weighted average shares outstanding – basic	32,910	23,533	30,883	23,233

Weighted average shares outstanding – diluted	33,632	23,566	31,996	23,267

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$12,044	$16,509	$52,392	$73,569
Other comprehensive income (loss):
Cumulative translation adjustment	25	6	11	(100)
Total comprehensive income	$12,069	$16,515	$52,403	$73,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2022	22,505,103	$2	291,092,303	$29	—	$—	$90,048	$(128,409)	$(115)	$(38,445)	$(321,162)	$(359,607)
Equity-based compensation	—	—	—	—	—	—	2,153	—	—	2,153	—	2,153
Issuance of common stock - warrant exchanges	5,939,739	1	—	—	—	—	14,400	—	—	14,401	—	14,401
Vesting of restricted stock units	377,660	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	(511)	—	—	(511)	—	(511)
Acquisition of noncontrolling interest - Chaikin	—	—	—	—	—	—	(1,257)	—	—	(1,257)	960	(297)
Distributions	—	—	—	—	—	—	—	—	—	—	(677)	(677)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	6	6	—	6
Net income	—	—	—	—	—	—	—	(4,012)	—	(4,012)	20,521	16,509
Balance at September 30, 2022	28,822,502	$3	291,092,303	$29	—	$—	$104,833	$(132,421)	$(109)	$(27,665)	$(300,358)	$(328,023)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2023	32,073,995	$3	289,842,303	$29	—	$—	$112,146	$(126,622)	$30	$(14,414)	$(242,837)	$(257,251)
Equity-based compensation	—	—	—	—	—	—	2,932	—	—	2,932	—	2,932
Vesting of restricted stock units	522,442	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	(415)	—	—	(415)	—	(415)
Cash dividends declared ($0.01 per share)	—	—	—	—	—	—	(462)	—	—	(462)	—	(462)
Distributions	—	—	—	—	—	—	—	—	—	—	(3,649)	(3,649)
Issuance per redemption of Class B shares for Class A	1,500,000	—	(1,500,000)	—	—	—	(1,062)	—	—	(1,062)	1,238	176
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	25	25	—	25
Net income	—	—	—	—	—	—	—	140	—	140	11,904	12,044
Balance at September 30, 2023	34,096,437	$3	288,342,303	$29	—	$—	$113,139	$(126,482)	$55	$(13,256)	$(233,344)	$(246,600)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,718,402	$2	291,092,303	$29	—	$—	$97,548	$(146,115)	$(9)	$(48,545)	$(356,717)	$(405,262)
Equity-based compensation	—	—	—	—	—	—	7,190	—	—	7,190	—	7,190
Proceeds from issuance of common stock	161,178	—	—	—	—	—	517	—	—	517	—	517
Issuance of common stock - warrant exchanges	5,939,739	1	—	—	—	—	14,400	—	—	14,401	—	14,401
Repurchases of stock	(2,484,717)	—	—	—	—	—	(13,054)	—	—	(13,054)	—	(13,054)
Vesting of restricted stock units	487,900	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	(511)	—	—	(511)	—	(511)
Acquisition of noncontrolling interest - Chaikin	—	—	—	—	—	—	(1,257)	—	—	(1,257)	960	(297)
Distributions	—	—	—	—	—	—	—	—	—	—	(4,476)	(4,476)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(100)	(100)	—	(100)
Net income	—	—	—	—	—	—	—	13,694	—	13,694	59,875	73,569
Balance at September 30, 2022	28,822,502	$3	291,092,303	$29	—	$—	$104,833	$(132,421)	$(109)	$(27,665)	$(300,358)	$(328,023)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	29,039,655	$3	291,092,303	$29	—	$—	$106,852	$(128,125)	$44	$(21,197)	$(277,186)	$(298,383)
Equity-based compensation	—	—	—	—	—	—	10,313	—	—	10,313	—	10,313
Proceeds from issuance of common stock	648,849	—	—	—	—	—	332	—	—	332	—	332
Vesting of restricted stock units	1,657,933	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	(1,521)	—	—	(1,521)	—	(1,521)
Cash dividends declared ($0.01 per share)	—	—	—	—	—	—	(902)	—	—	(902)	—	(902)
Distributions	—	—	—	—	—	—	—	—	—	—	(9,212)	(9,212)
Issuance per redemption of Class B shares for Class A	2,750,000	—	(2,750,000)	—	—	—	(1,935)	—	—	(1,935)	2,305	370
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	11	11	—	11
Net income	—	—	—	—	—	—	—	1,643	—	1,643	50,749	52,392
Balance at September 30, 2023	34,096,437	$3	288,342,303	$29	—	$—	$113,139	$(126,482)	$55	$(13,256)	$(233,344)	$(246,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$52,392	$73,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,979	2,053
Impairment and other charges	584	287
Stock-based compensation	10,313	7,190
Change in fair value of warrant liabilities and other liabilities, noncurrent	2,316	(15,626)
Deferred taxes	2,046	3,649
Unrealized losses (gains) on foreign currency	5	(91)
Noncash lease expense	1,590	1,616
Changes in operating assets and liabilities:
Accounts receivable	(1,918)	3,241
Related party receivables and payables, net	810	(1,140)
Prepaid expenses	329	2,371
Other current assets and other assets	562	(774)
Deferred contract acquisition costs	23,566	486
Trade and other payables	1,189	(1,516)
Accrued expenses	(3,265)	(7,151)
Deferred revenue	(44,288)	(24,759)
Operating lease liabilities	(1,111)	(1,486)
Other current and long-term liabilities	(3,198)	(4,156)
Net cash provided by operating activities	44,901	37,763
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(170)	(12,770)
Acquisition of noncontrolling interests, including transaction costs	—	(297)
Purchases of property and equipment	(60)	(35)
Capitalized software development costs	(1,428)	(136)
Net cash used in investing activities	(1,658)	(13,238)
Cash flows from financing activities:
Proceeds from related party notes receivable, net	—	737
Proceeds from issuance of common stock	332	517
Repurchases of stock	—	(13,054)
Restricted stock units withheld to pay taxes	(1,520)	(511)
Dividends paid	(299)	—
Distributions to noncontrolling interests	(6,319)	(4,476)
Net cash used in financing activities	(7,806)	(16,787)
Effect of exchange rate changes on cash	11	(100)
Net increase in cash, cash equivalents and restricted cash	35,448	7,638
Cash, cash equivalents and restricted cash — beginning of period	158,575	139,578
Cash, cash equivalents and restricted cash — end of period	$194,023	$147,216
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
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s condensed consolidated financial statements. As of September 30, 2023, MarketWise, Inc. had a 10.6% ownership interest in MarketWise, LLC.
The Company determined that MarketWise, LLC is the primary beneficiary of a VIE, and therefore, the assets, liabilities, and results of operations of that VIE are included in the Company’s condensed consolidated financial statements.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2022 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2023, the results of operations, comprehensive income, stockholders’ deficit, and cash flows for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”). Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.
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
Net income for the three and nine months ended September 30, 2023 and 2022 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of September 30, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 10.6% and the noncontrolling interest was 89.4%. For the three months ended September 30, 2023, net income attributable to controlling interests included a $691 tax provision, and for the nine months ended September 30, 2023, net income attributable to controlling interests included a $2,046 tax provision, both of which were solely attributable to the controlling interest.
As of September 30, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.0% and the noncontrolling interest was 91.0%. For the three months ended September 30, 2022 net income attributable to controlling interests included a $3,868 loss on warrant liabilities and a $1,383 tax provision, and for the nine months ended September 30, 2022 net income attributable to controlling interests included a $14,931 gain on warrant liabilities and a $3,945 tax provision, both of which were solely attributable to the controlling interest.

3.    Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$105,581	$—	$—	$—	$105,581
Transferred at a point in time	—	192	351	26	569
Total	$105,581	$192	$351	$26	$106,150

	Three Months Ended September 30, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$118,990	$—	$—	$—	$118,990
Transferred at a point in time	—	169	637	138	944
Total	$118,990	$169	$637	$138	$119,934

	Nine Months Ended September 30, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$334,141	$—	$—	$—	$334,141
Transferred at a point in time	—	508	1,250	128	1,886
Total	$334,141	$508	$1,250	$128	$336,027

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Nine Months Ended September 30, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$382,321	$—	$—	$—	$382,321
Transferred at a point in time	—	606	1,363	456	2,425
Total	$382,321	$606	$1,363	$456	$384,746
Revenue recognition by subscription type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Membership subscriptions	$48,177	$46,915	$137,988	$148,219
Term subscriptions	57,404	72,075	196,153	234,102
Non-subscription revenue	569	944	1,886	2,425
Total	$106,150	$119,934	$336,027	$384,746
Revenue for the membership and term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue from revenue share arrangements and the sale of print products and events, such as webinars and conferences.
Net revenue by principal geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$106,150	$119,707	$335,936	$384,419
International	—	227	91	327
Total	$106,150	$119,934	$336,027	$384,746
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

	As of
	September 30, 2023	December 31, 2022
Contract balances
Accounts receivable	$5,958	$4,040
Obligations for refunds	$3,302	$4,676
Deferred revenue – current	$290,226	$310,555
Deferred revenue – non-current	$325,688	$348,273
We recognized $69,978 and $72,852 of revenue during the three months ended September 30, 2023 and 2022, respectively, and $256,627 and $266,246 during the nine months ended September 30, 2023 and 2022, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $5,958 and $4,040 as of September 30, 2023 and December 31, 2022, respectively, related to the timing of cash settlement with our credit card processors.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2023	$197,618
Royalties and sales commissions – additions	22,989
Revenue share and cost per acquisition fees – additions	36,526
Amortization of capitalized costs	(83,081)
Balance at September 30, 2023	$174,052
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three and nine months ended September 30, 2023 and 2022.
Remaining Performance Obligations
As of September 30, 2023, the Company had $619,216 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 47% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Acquisitions
2023 Acquisition
In July 2023, the Company acquired a business for cash of $170 and the transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company does not consider this acquisition to be material.
Buttonwood Publishing
During third quarter 2022, we acquired 100% ownership of certain assets and liabilities from Crowdability, Inc. (“Buttonwood Publishing transaction”), a provider of financial newsletters, for cash of $12,770. The Buttonwood Publishing transaction was accounted for using the acquisition method of accounting for business combinations. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Right of use asset	$50
Goodwill	8,019
Tradenames	709
Customer relationships	9,350
Total assets acquired	18,128
Deferred revenue, current	(2,648)
Operating lease liabilities, current	(22)
Operating lease liabilities, noncurrent	(28)
Deferred revenue, noncurrent	(2,660)
Liabilities assumed	(5,358)
Net assets acquired	$12,770
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The acquired intangible assets related to the Buttonwood Publishing transaction are amortized over their estimated useful lives. Accordingly, the tradenames are amortized over 9.0 years and customer relationships are amortized over 6.5 years. Amortization for the acquired intangible assets was $382 and $217 for the three months ended September 30, 2023 and 2022, respectively, and $1,135 for the nine months ended September 30, 2023.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Revenue from Buttonwood Publishing was $987 and $788 for the three months ended September 30, 2023 and 2022, respectively, and $3,233 for the nine months ended September 30, 2023.

5.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at December 31, 2022	$31,307
Acquisition	85
Balance at September 30, 2023	$31,392
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	September 30, 2023
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$21,793	$(12,410)	$9,383	4.8
Tradenames	4,297	(2,662)	1,635	5.4
Capitalized software development costs	4,500	(2,334)	2,166	3.8
Finite-lived intangible assets, net	30,590	(17,406)	13,184

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$31,677	$(17,406)	$14,271

	December 31, 2022
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$21,718	$(9,924)	$11,794	5.4
Tradenames	4,287	(2,265)	2,022	5.8
Capitalized software development costs	3,002	(1,858)	1,144	2.0
Finite-lived intangible assets, net	29,007	(14,047)	14,960

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$30,094	$(14,047)	$16,047
During the three months ended September 30, 2023, the Company determined that impairment indicators were present due to continuing losses with respect to its Buttonwood Publishing business which it had acquired during 2022. As a result, the Company recorded an impairment loss on Buttonwood Publishing’s intangible assets totaling

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
$584. The Company used a with and without method to determine the fair value of the customer relationships and a relief from royalty method to determine the fair value of the tradenames.
We recorded amortization expense related to finite-lived intangible assets of $936 and $760 for the three months ended September 30, 2023 and 2022, respectively, and $2,775 and $1,793 for the nine months ended September 30, 2023 and 2022, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $187 and $133 for the three months ended September 30, 2023 and 2022, respectively, and $476 and $368 for the nine months ended September 30, 2023 and 2022, respectively.
We recorded additions to capitalized software development costs of $526 and $1,498 for the three and nine months ended September 30, 2023, respectively. We recorded additions to capitalized software development costs of $55 and $136 for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2023	$992
2024	3,442
2025	2,879
2026	2,462
2027	1,554
Thereafter	1,855
Finite-lived intangible assets, net	$13,184

6.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	September 30, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$125,311	$—	$—	$125,311
Total assets	125,311	—	—	125,311
Liabilities:
Profits interests, noncurrent	—	—	643	643
Derivative liabilities, noncurrent	—	—	2,954	2,954
Total liabilities	$—	$—	$3,597	$3,597

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$80,327	$—	$—	$80,327
Total assets	80,327	—	—	80,327
Liabilities:
Derivative liabilities, noncurrent	—	—	1,281	1,281
Total liabilities	$—	$—	$1,281	$1,281

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The level 3 liabilities relate to certain employee contracts with embedded derivatives and profits interests, see Note 8 – Derivative Financial Instruments and Note 9 – Stock-Based Compensation, respectively.
The following table provides quantitative information regarding Level 3 fair value measurements inputs for the derivative liabilities at their measurement dates:

	As of
	September 30, 2023	December 31, 2022
Volatility	39.80%	37.30%
Discount rate	22.40%	21.80%
Credit spread	1.70%	0.20%
Risk-free rate	3.50%	3.50%
The following table provides quantitative information regarding Level 3 fair value measurements inputs for the profits interests at the measurement date:

As of
September 30, 2023
Discount rate	22.80%
Discount for lack of marketability	30.50%
The following table summarizes the change in fair value of the liabilities during the nine months ended September 30, 2023 and 2022:

Balance at January 1, 2023	$1,281
Establishment of profits interests liability (see Note 9 – Stock-Based Compensation)	1,010
Change in fair value of profits interests liability	(367)
Change in fair value of derivative instruments	1,673
Balance at September 30, 2023	$3,597

Balance at January 1, 2022	$31,347
Change in fair value of derivative instruments	(15,626)
Warrants exchanged for Class A common stock (see Note 15 – Warrant Exchange)	$(14,401)
Balance at September 30, 2022	$1,320

7.    Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $0 and $360 for the three months ended September 30, 2023 and 2022, respectively, and $71 and $1,392 for the nine months ended September 30, 2023 and 2022, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. Amortization expense related to capitalized cloud computing

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
implementation costs was $238 and $133, for the three months ended September 30, 2023 and 2022, respectively, and $689 and $145 for the nine months ended September 30, 2023 and 2022, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	September 30, 2023	December 31, 2022
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,518	1,458
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,271	1,278
		3,749	3,696
Less: Accumulated depreciation and amortization		(3,001)	(2,804)
Total property and equipment, net		$748	$892
Depreciation and amortization expense for property and equipment was $65 and $76 for the three months ended September 30, 2023 and 2022, respectively, and $204 and $260 for the nine months ended September 30, 2023 and 2022, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	September 30, 2023	December 31, 2022
Commission and variable compensation	$22,510	$24,207
Payroll and benefits	4,357	5,258
Other accrued expenses	15,844	16,511
Total accrued expenses	$42,711	$45,976

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
As of September 30, 2023, there is one embedded derivative instrument outstanding. The following table presents information on the location and amounts of derivative instrument gains and losses:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement
Warrants	Other income, net	$—	$(3,868)	$—	$14,931
Phantom Interests in Net Income	General and administrative	(972)	(160)	(1,673)	695
Total		$(972)	$(4,028)	$(1,673)	$15,626
See Note 6 – Fair Value Measurements for more information regarding the valuation of our derivative instruments.

9.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenue	$688	$438	$2,379	$1,496
Sales and marketing	711	514	2,519	1,655
General and administrative	2,176	1,201	6,058	4,039
Total stock based-compensation expense	$3,575	$2,153	$10,956	$7,190
Total stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 includes expenses related to our MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) our 2021 Employee Stock Purchase Plan (“ESPP”), and profits interests as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
2021 Incentive Award Plan	$2,848	$2,086	$10,037	$6,828
Employee Stock Purchase Plan	84	67	276	362
Profits interests	643	—	643	—
Total stock-based compensation expense	$3,575	$2,153	$10,956	$7,190
2021 Incentive Award Plan
As of September 30, 2023, The Company has reserved a total of 33,960,802 shares of MarketWise Class A common stock for issuance pursuant to the 2021 Incentive Award Plan.
During the nine months ended September 30, 2023, we granted 5,098,818 restricted stock units (“RSUs”) and 715,000 fully vested shares of Class A common stock to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
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
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes, including granted, exercised and forfeited, from January 1, 2023 to September 30, 2023, are summarized as follows:

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	6,261,543	$3.45	1,747,473	$4.05
Granted	5,098,818	1.79	—	—
Exercised or vested	(2,259,892)	3.28	—	—
Forfeited	(604,232)	2.94	(92,885)	4.05
Outstanding at September 30, 2023	8,496,237	$2.53	1,654,588	$4.05
Exercisable at September 30, 2023	—	$—	829,619	$4.05
The stock compensation expense related to the RSU and SAR grants was $2,848 and $2,086 for the three months ended September 30, 2023 and 2022, respectively, and $8,893 and $6,828 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, 829,619 of the SARs were exercisable and they have a remaining contractual term of 8.0 years. For the fully vested shares, during the nine months ended September 30, 2023, we issued 417,684 shares of Class A common stock after withholding for taxes, resulting in compensation expense of $1,144.
Employee Stock Purchase Plan
As of September 30, 2023, The Company has reserved for issuance a total of 6,728,300 shares of Class A common stock for the ESPP. The most recent offering period began on July 1, 2023 and ends on December 31, 2023. As of September 30, 2023, $230 has been withheld on behalf of employees for the December 31, 2023 purchase date.
The Company recognized $84 and $67 of stock-based compensation expense related to the ESPP during the three months ended September 30, 2023 and 2022, respectively, and $276 and $362 for the nine months ended September 30, 2023 and 2022, respectively. On each purchase date, eligible employees may purchase the shares at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (1) the first trading day of the offering period, or (2) the last trading day of the offering period. The Company issued 231,165 shares of Class A common stock for $332,184 related to employee purchases under the ESPP during the nine months ended September 30, 2023.
Profits Interests
During the three months ended September 30, 2023, the Company granted fully vested profits interests in a subsidiary of the Company to an employee. The profits interests are accounted for under ASC 718, Compensation—Stock Compensation, and are classified as liability awards, which requires that the awards be remeasured to fair value at the end of each reporting period until the liability is settled. The Company recognized $643 of stock-based compensation expense related to the profits interests during the three months ended September 30, 2023.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
10.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic earnings per share:
Numerator:
Net income	$12,044	$16,509	$52,392	$73,569
Less: Net income attributable to noncontrolling interests	11,904	20,521	50,749	59,875
Net income attributable to Class A common stockholders	$140	$(4,012)	$1,643	$13,694

Denominator:
Weighted average shares outstanding (in thousands)	32,910	23,533	30,883	23,233

Basic earnings per share	$0.00	$(0.17)	$0.05	$0.59

Diluted earnings per share:
Numerator:
Net income	$12,044	$16,509	$52,392	$73,569
Less: Net income attributable to noncontrolling interests	11,904	20,521	50,749	59,875
Net income attributable to Class A common stockholders	$140	$(4,012)	$1,643	$13,694

Denominator:
Weighted average shares outstanding (in thousands)	33,632	23,566	31,996	23,267

Diluted earnings per share	$0.00	$(0.17)	$0.05	$0.59
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Public and private placement warrants: the public and private placement warrants were "out of the money" during the three and nine months ended September 30, 2022, therefore, net income per share excludes any impact of the 20,699,993 public warrants and 10,280,000 private placement warrants. The warrants were exchanged in September 2022 and there are no warrants outstanding as of September 30, 2023.
▪Sponsor and MarketWise management member earnout shares: the 3,051,000 Sponsor earnout shares and the 2,000,000 MarketWise management member earnout shares granted in connection with the closing of the Transactions held in escrow are excluded from the earnings per share computation in both periods since the earnout contingency has not been met.
▪Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs. The diluted earnings per share calculation includes the impact of unvested RSUs where the impact is dilutive, unless the Company has a net loss. The diluted earnings per share calculations above exclude certain RSUs

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
with performance conditions, since the performance conditions were not met, and such RSUs were forfeited as of June 30, 2023.
▪Stock appreciation rights: The diluted earnings per share calculation for the three and nine months ended September 30, 2023 and 2022 excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The basic earnings per share calculation includes the impact of the shares that were issued under the ESPP as of June 30, 2023 and 2022. The diluted earnings per share calculation includes the impact of dilutive shares and excludes the impact of antidilutive shares under the ESPP as of September 30, 2023 and 2022.

11.    Income Taxes
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
Our effective income tax rate was 5.4% and 3.8% for the three and nine months ended September 30, 2023, respectively, and 7.7% and 5.1% for the three and nine months ended September 30, 2022, respectively. The main driver of the effective income tax rate for the three and nine months ended September 30, 2022 was the income allocation to the non-controlling interest. The main driver of the decrease in the effective tax rate from the three months ended September 30, 2022 is the change in the income allocation to the non-controlling interest. Our effective tax rate for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
As part of the reverse capitalization in 2021, we entered into a Tax Receivable Agreement (“TRA”) with certain stockholders. Pursuant to our election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability represents approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate being able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the three and nine months ended September 30, 2023, Members of MarketWise, LLC exchanged an aggregate of 1,500,000 and 2,750,000 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 1,500,000 and 2,750,000 newly-issued shares of Class A common stock, respectively. As a result, we have recorded a liability of $2,096 under the TRA as of September 30, 2023. No payments have been made under the TRA and no payments are expected in the next 12 months.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of September 30, 2023, we had no unrecognized tax positions and believe there will be no changes to uncertain tax positions within the next 12 months.

12.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $351 and $637 for the three months ended September 30, 2023 and 2022, respectively, and $1,250 and $1,363 for the nine months ended September 30, 2023 and 2022, respectively.
We incurred costs related to revenue share agreements with related parties which are capitalized within deferred contract acquisition costs. We capitalized $1,952 and $397 for the three months ended September 30, 2023 and 2022, respectively, and $4,039 and $2,167 for the nine months ended September 30, 2023 and 2022, respectively.
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $80 and $186 for the three months ended September 30, 2023 and 2022, respectively, and $433 and $680 for the nine months ended September 30, 2023 and 2022, respectively.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $644 and $1,229 for the three and nine months ended September 30, 2023, respectively, and $86 for the three months ended September 30, 2022.
A related party also provided certain corporate functions to the Company and the costs of these services are charged to us. We recorded $24 and $21 for the three months ended September 30, 2023 and 2022, respectively, and $78 and $64 for the nine months ended September 30, 2023 and 2022, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $1,015 and $1,043 as of September 30, 2023 and December 31, 2022, respectively, of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with our related party are presented net and are included in related party payables, net in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. As a result, we recognized $97 and $225 in other income, net for the three months ended September 30, 2023 and 2022, respectively, and $604 and $478 for the nine months ended September 30, 2023 and 2022, respectively. Related party receivables related to these services were $97 and $403 as of September 30, 2023 and December 31, 2022, respectively.
We lease offices from related parties. Lease payments made to related parties were $441 and $418 for the three months ended September 30, 2023 and 2022, respectively, and $1,309 and $1,337 for the nine months ended September 30, 2023 and 2022, respectively. Rent expense of $602 and $588 for the three months ended September 30, 2023 and 2022, respectively, and $1,802 and $1,729 for the nine months ended September 30, 2023 and 2022, respectively, related to leases with related parties, and was recognized in general and administrative expenses.
At September 30, 2023 and December 31, 2022, ROU assets of $7,804 and $9,210 and lease liabilities of $6,124 and $7,041, respectively, are associated with leases with related parties.
In April 2020 we provided a loan to a related party and recognized a related party note receivable from the unitholder of $1,148. We recognized $6 and $16 in interest income for the three and nine months ended September 30, 2022, respectively. This loan was repaid in October 2022.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
13.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$675	$589
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(1,486)	(1,731)
Operating lease right-of-use assets obtained in exchange for lease obligations	(76)	(795)
Operating lease right-of-use assets obtained in exchange for lease obligations from acquisitions	—	(50)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	71	120
Recording of deferred tax assets and capital contribution related to exchanges of Class B common stock to Class A common stock	2,466	—

	As of September 30,
	2023	2022
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$194,023	$147,216
Restricted cash	—	—
Total	$194,023	$147,216
14.    Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity, as of September 30, 2023. The 3,051,000 Sponsor earnout shares held in escrow and the 2,000,000 management member earnout shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Common stock – Class A	950,000,000	34,096,437	34,096,437
Common stock – Class B	300,000,000	288,342,303	288,342,303
Preferred stock	100,000,000	—	—
Total	1,350,000,000	322,438,740	322,438,740
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
On August 3, 2023, the Board declared a cash dividend to its Class A common stockholders in the amount of $0.01 per share, totaling $0.5 million, and a cash distribution to holders of LLC Units in the amount of $0.01 per unit, totaling $2.9 million, to stockholders and unitholders of record as of the close of business on September 5, 2023. On October 26, 2023, $0.3 million of the dividends and the full distribution of $2.9 million was paid to stockholders and unitholders, respectively.
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
During the three and nine months ended September 30, 2023, pursuant to the terms of the MarketWise Operating Agreement, MarketWise Members exchanged an aggregate of 1,500,000 and 2,750,000 LLC Units, together with an equal number of shares of Class B common stock for 1,500,000 and 2,750,000 newly-issued shares of the Company’s Class A common stock, respectively. As a result of the exchanges, the Company recognized adjustments to non-controlling interests. As of September 30, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 10.6% and the noncontrolling interest was 89.4%.
On November 4, 2021, our Board authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock. We did not repurchase any shares during the three and nine months ended September 30, 2023. We did not repurchase any shares during the three months ended September 30, 2022, and we repurchased 2,484,717 shares totaling $13.1 million in aggregate, including fees and commissions of $25 for the nine months ended September 30, 2022. Since the inception of the program we have repurchased 2,984,987 total shares. The maximum dollar value of shares that may yet to be purchased under the plan was $18.6 million as of September 30, 2023. The share repurchase program expired by its terms on November 3, 2023.
For each share of Class A common stock the Company repurchased under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, redeemed one LLC Unit held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.

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
We incurred $2.1 million of costs directly related to the warrant exchange, consisting primarily of dealer manager fees and professional, legal, printing, filing, regulatory, and other costs during the three months ended September 30, 2022. These costs were recorded in general and administrative expenses on the condensed consolidated statements of operations as the transactions did not generate any proceeds to us and therefore the costs did not qualify to be deferred or charged to additional paid-in-capital under ASC 340-10-S99-1.

16.    Subsequent Events
Subsequent events have been evaluated through November 9, 2023, which is the date that the financial statements were issued.
On October 18, 2023, our Board declared a special cash dividend to the Company’s Class A common stockholders in the amount of $0.15 per share and a special cash distribution to holders of LLC Units in the amount of $0.15 per unit, totaling approximately $50 million in the aggregate, to stockholders and unitholders of record as of the close of business on November 10, 2023. The special dividend and distribution will be paid on December 1, 2023.

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
MarketWise started in 1999 with the simple idea that, if we could publish intelligent, independent, insightful, and in-depth investment research and treat the subscriber the way we would want to be treated, then subscribers would renew their subscriptions and stay with us. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research brands such as Stansberry Research, Palm Beach Research, Chaikin Analytics, and InvestorPlace. Our entire investment research product portfolio is 100% digital and channel agnostic, and we offer all of our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
Today, we benefit from the confluence of a leading editorial team, diverse portfolio of content and brands, and comprehensive suite of investor-centric tools that appeal to a broad subscriber base.
In October 2023, the Company announced a number of board and leadership changes that included the Company’s founder returning as Chairman of the Board and CEO, and that it has initiated an internal review of current operations with the intent to enhance alignment, improve efficiency, and increase cash flow and intrinsic value of the business.
As a result of continuing losses, the Company recorded an impairment loss on Buttonwood Publishing’s intangible assets totaling $584 during the third quarter of 2023. We will continue to evaluate our Buttonwood Publishing business for additional impairment (if any), which could have a material impact on our results of operations. The remaining intangible assets of Buttonwood Publishing comprised $7.7 million of our remaining $14.3 million balance of intangible assets, net as of September 30, 2023. See Note 5 – Goodwill and Intangible Assets, Net to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q for further details.

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
As of September 30, 2023, our Paid Subscriber base was 774 thousand, down 120 thousand, or 13.4% as compared to 894 thousand at September 30, 2022. Our Paid Subscriber base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2019, direct-to-paid acquisition has accounted for approximately two-thirds of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
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
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of September 30, 2023 was $496, which decreased 10.8% from $556 as of September 30, 2022. For more information on ARPU, see “Key Business Metrics—Average Revenue Per User.”
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and membership “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our high-value composition rate reflects the portion of our Paid Subscribers that, over their lifetime, purchased more than $600 of our products. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the portion of our high-value subscribers that have purchased more than $5,000 of our products over their lifetime. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. These high-value and ultra high-value subscribers are at the heart of our business model, and are particularly important in periods of time when we are bringing in fewer new subscribers. These high-value and ultra high-value subscribers continue to see the value in our products and are continuing to purchase products at rates similar to historic trends, which is currently driving the majority of our Billings. As of September 30, 2023, our high-value composition rate was 47%. Our ultra high-value composition rate – ultra high-value subscribers as a percent of high-value subscribers – was 39%.

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

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,			As of and for the Three Months Ended June 30, 2023
	2023	2022	% change	2023	2022	% change		% change
Free Subscribers	16,341,577	15,415,263	6.0%	16,341,577	15,415,263	6.0%	15,948,652	2.5%
Paid Subscribers	773,827	893,764	(13.4)%	773,827	893,764	(13.4)%	750,287	3.1%
ARPU	$496	$556	(10.8)%	$496	$556	(10.8)%	$490	1.2%
Billings (in thousands)	$95,513	$105,062	(9.1)%	$288,854	$358,564	(19.4)%	$96,170	(0.7)%
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
Free Subscribers increased by 0.9 million, or 6.0%, to 16.3 million at September 30, 2023 as compared to 15.4 million at September 30, 2022. As of September 30, 2023, Active Free Subscribers decreased by 0.3 million, or 6.9%, to 4.0 million, compared to 4.3 million as of September 30, 2022. The year over year decline in Active Free Subscribers is a result of decreased engagement with our Free Subscriber community as consumer engagement continues to be soft.
Free Subscribers increased by 0.4 million, or 2.5% to 16.3 million as of September 30, 2023 as compared to 15.9 million as of June 30, 2023. As of September 30, 2023, Active Free Subscribers increased by 41 thousand, or 1.0% to 4.0 million, compared to 3.9 million as of June 30, 2023.
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
Total Paid Subscribers decreased by 120 thousand, or 13.4%, to 774 thousand as of September 30, 2023 as compared to 894 thousand at September 30, 2022, driven by softening consumer engagement that began in third quarter 2022 as well as a significant decrease in direct marketing spend over the past four quarters in total as we focus on maintenance of profitability.
Total Paid Subscribers increased by 24 thousand, or 3.1%, to 774 thousand as of September 30, 2023 as compared to 750 thousand as of June 30, 2023. Gross new subscribers increased 87% compared to second quarter 2023 as we increased our marketing spend significantly in the face of favorable per unit costs and acceptable paybacks on these investments.
Subscriber count churn has ranged from approximately 1.8% to 2.7% per month between 2020 and 2022. As of September 30, 2023, the average monthly churn over the trailing twelve months was near the higher end of this range. Almost all of the subscribers who churned in third quarter 2023 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 80% from 2020 to 2022, is a more meaningful gauge of subscriber satisfaction.
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
ARPU decreased by $60, or 10.8%, to $496 as of September 30, 2023 as compared to $556 as of September 30, 2022. The year-over-year decrease was driven by a 24% decrease in trailing four quarter Billings, while trailing four quarter Paid Subscribers only decreased by 14%. The decrease in trailing four quarter Billings was driven by reduced engagement of prospective and existing subscribers, as further discussed in —Billings below.
ARPU increased by $6, or 1.2%, to $496 as of September 30, 2023 as compared to $490 as of June 30, 2023. The sequential increase was driven by a 4% decrease in trailing average Paid Subscribers, while trailing four-quarter Billings decreased only 2%.
While they have been in decline up until this quarter, our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 1.5 years, 0.9 years, and 0.6 years for the years ended December 31, 2022, 2021 and 2020, respectively. We have experienced an increase in the 2022 payback period primarily due to a combination of increased customer acquisition costs and the hesitancy of these subscribers to make additional purchases. The payback period reached the low side of the historical range in 2020 as a result of expanded conversion rates and, to a far lesser degree, decreasing costs for media spend as demand dropped as a result of the pandemic. We have seen the costs for media spend revert back to higher rates in 2021 which continued through third quarter 2023.
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
Billings decreased by $9.5 million, or 9.1%, to $95.5 million for the three months ended September 30, 2023 as compared to $105.1 million for the three months ended September 30, 2022. We believe the decrease is due in large part to reduced engagement of prospective and existing subscribers. Levels of engagement had plateaued during the second half of 2021 and first half of 2022. The second half of 2022 saw further declines with uncertainty stemming from external factors such as 40-year high inflation, volatility across asset classes, federal reserve tightening, and the war in Ukraine, which we believe further contributed to prospective and existing subscribers delaying their purchases through third quarter 2023.
Approximately 40% of our Billings during the three months ended September 30, 2023 came from membership subscriptions, 59% from term subscriptions, and 1% from other Billings, as compared to 33% from membership subscriptions, 66% from term subscriptions, and 1% from other Billings during the three months ended September 30, 2022.
Billings decreased by $0.7 million, or 0.7%, to $95.5 million for the three months ended September 30, 2023 as compared to $96.2 million for the three months ended June 30, 2023. With overall consumer engagement, as measured by landing pages, as well as overall conversion rates up versus second quarter 2023, we attribute the modest decline in Billings to a continuance of subscriber delays in purchasing higher price point subscriptions as they continue to navigate the uncertain economy.

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
We recognized stock-based compensation expenses related to our 2021 Incentive Award Plan, our ESPP, and our profits interests awards of $3.6 million and $2.2 million during the three months ended September 30, 2023 and 2022, and $11.0 million and $7.2 million during the nine months ended September 30, 2023 and 2022, respectively.
The total amount of stock-based compensation expense included within each of the respective line items in the condensed consolidated statement of operations is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$688	$438	$2,379	$1,496
Sales and marketing	711	514	2,519	1,655
General and administrative	2,176	1,201	6,058	4,039
Total stock based-compensation expense	$3,575	$2,153	$10,956	$7,190
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
General and Administrative
General and administrative consists of costs associated with our finance, legal, information technology, human resources, executive, and administrative personnel, including payroll, payroll-related costs and stock-based compensation expenses related to the 2021 Incentive Award Plan, the ESPP, and profits interests awards, legal fees, corporate insurance, office expenses, professional fees, and travel and entertainment costs.
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
Impairment of Intangible Assets
Impairment of intangible assets consists of impairment losses related to our Buttonwood Publishing business.
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
Net Income Attributable to Noncontrolling Interests
As of September 30, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 10.6% and the noncontrolling interest was 89.4%. For the three and nine months ended September 30, 2023, net income attributable to controlling interests included a $0.7 million tax provision and a $2.0 million tax provision, respectively, both of which were solely attributable to the controlling interest.
As of September 30, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.0% and the noncontrolling interest was 91.0%. For the three months ended September 30, 2022 net income attributable to controlling interests included a $3.9 million loss on warrant liabilities and a $1.4 million tax provision, and for the nine months ended September 30, 2022 net income attributable to controlling interests included a $14.9 million gain on warrant liabilities and a $3.9 million tax provision, both of which were solely attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$105,799	$119,297	$334,777	$383,383
Related party revenue	351	637	1,250	1,363
Total net revenue	106,150	119,934	336,027	384,746
Operating expenses:
Cost of revenue(1)	13,812	14,482	43,737	48,328
Sales and marketing(1)	52,466	51,635	150,226	184,922
General and administrative(1)	25,005	28,986	80,667	79,895
Research and development(1)	2,085	2,173	6,778	6,740
Depreciation and amortization	1,001	836	2,979	2,053
Impairment of intangible assets	584	—	584	—
Related party expense	155	96	487	290
Total operating expenses	95,108	98,208	285,458	322,228
Income from operations	11,042	21,726	50,569	62,518
Other income (expense), net	182	(3,651)	807	15,568
Interest income (expense), net	1,511	(183)	3,062	(572)
Income before income taxes	12,735	17,892	54,438	77,514
Income tax expense	691	1,383	2,046	3,945
Net income	12,044	16,509	52,392	73,569
Net income attributable to noncontrolling interests	11,904	20,521	50,749	59,875
Net income (loss) attributable to MarketWise, Inc.	$140	$(4,012)	$1,643	$13,694
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	13.0%	12.1%	13.0%	12.6%
Sales and marketing(1)	49.4%	43.1%	44.7%	48.1%
General and administrative(1)	23.6%	24.2%	24.0%	20.8%
Research and development(1)	2.0%	1.8%	2.0%	1.8%
Depreciation and amortization	0.9%	0.7%	0.9%	0.5%
Impairment of intangible assets	0.6%	—%	0.2%	—%
Related party expense	0.1%	0.1%	0.1%	0.1%
Total operating expenses	89.6%	81.9%	85.0%	83.8%
Income from operations	10.4%	18.1%	15.0%	16.2%
Other income (expense), net	0.2%	(3.0)%	0.2%	4.0%
Interest income (expense), net	1.4%	(0.2)%	0.9%	(0.1)%
Income before income taxes	12.0%	14.9%	16.2%	20.1%
Income tax expense	0.7%	1.2%	0.6%	1.0%
Net income	11.3%	13.8%	15.6%	19.1%
Net income attributable to noncontrolling interests	11.2%	17.1%	15.1%	15.6%
Net income (loss) attributable to MarketWise, Inc.	0.1%	(3.3)%	0.5%	3.6%

(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022
Net Revenue

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Net revenue	$106,150	$119,934	$(13,784)	(11.5)%
Net revenue decreased by $13.8 million, or 11.5%, from $119.9 million for the three months ended September 30, 2022 to $106.2 million for the three months ended September 30, 2023. The decrease in net revenue was primarily driven by a $14.7 million decrease in term subscription revenue, partially offset by a $1.3 million increase in membership subscription revenue.
Term subscription revenue decreased during the three months ended September 30, 2023 primarily due to lower Billings as compared to the 2022 period, which was driven by reduced engagement of prospective and existing subscribers in the 2022 period. Membership subscription revenue, which is initially deferred and recognized over a five-year period, increased during the three months ended September 30, 2023 as a result of an increase in Billings related to membership subscriptions in the current period.

Operating Expenses

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Operating expenses:
Cost of revenue	$13,812	$14,482	$(670)	(4.6)%
Sales and marketing	52,466	51,635	831	1.6%
General and administrative	25,005	28,986	(3,981)	(13.7)%
Research and development	2,085	2,173	(88)	(4.0)%
Depreciation and amortization	1,001	836	165	19.7%
Impairment of intangible assets	584	—	584	N/M
Related party expenses	155	96	59	61.5%
Total operating expenses	$95,108	$98,208	$(3,100)	(3.2)%
Cost of Revenue
Cost of revenue decreased by $0.7 million, or 4.6%, from $14.5 million for the three months ended September 30, 2022 to $13.8 million for the three months ended September 30, 2023, primarily driven by a $0.7 million decrease in salaries, taxes and benefits, and a $0.2 million decrease in credit card fees. This was partially offset by a $0.2 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan.
Sales and Marketing
Sales and marketing expense increased by $0.8 million, or 1.6%, from $51.6 million for the three months ended September 30, 2022 to $52.5 million for the three months ended September 30, 2023, primarily driven by a $3.4 million increase in amortization of deferred contract acquisition costs, a $0.3 million increase in outside labor, and a $0.2 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan. This was partially offset by a $3.0 million decrease in marketing expense, as we have reduced our marketing spend as part of our cost reduction initiatives.
General and Administrative
General and administrative expense decreased by $4.0 million, or 13.7%, from $29.0 million for the three months ended September 30, 2022 to $25.0 million for the three months ended September 30, 2023, primarily driven by a $2.9 million decrease in professional fees, a $1.0 million decrease in severance expense, a $0.4 million decrease in salaries, taxes and benefits, a $0.3 million decrease in software expense, and a $0.3 million decrease in insurance expense. This was partially offset by a $1.6 million increase in incentive compensation, and a $1.0 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan, the ESPP, and profits interests awards.
Impairment of Intangible Assets
During the three months ended September 30, 2023, we determined that impairment indicators were present with respect to our Buttonwood Publishing business which we had acquired during 2022, due to continuing losses. As a result, we recorded an impairment loss on Buttonwood Publishing’s intangible assets totaling $584.

Comparison of Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022
Net Revenue

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Net revenue	$336,027	$384,746	$(48,719)	(12.7)%
Net revenue decreased by $48.7 million, or 12.7%, from $384.7 million for the nine months ended September 30, 2022 to $336.0 million for the nine months ended September 30, 2023. The decrease in net revenue was primarily driven by a $37.9 million decrease in term subscription revenue, a $10.2 million decrease in membership subscription revenue and a $0.5 million decrease in non-subscription revenue.
Term subscription revenue decreased during the nine months ended September 30, 2023 primarily due to lower Billings as compared to the 2022 period, which was driven by reduced engagement of prospective and existing subscribers in the 2022 period. Membership subscription revenue, which is initially deferred and recognized over a five-year period, decreased during the nine months ended September 30, 2023 as a result of lower volume of membership subscriptions in current and prior years.
Operating Expenses

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Operating expenses:
Cost of revenue	$43,737	$48,328	$(4,591)	(9.5)%
Sales and marketing	150,226	184,922	(34,696)	(18.8)%
General and administrative	80,667	79,895	772	1.0%
Research and development	6,778	6,740	38	0.6%
Depreciation and amortization	2,979	2,053	926	45.1%
Impairment of intangible assets	584	—	584	N/M
Related party expenses	487	290	197	67.9%
Total operating expenses	$285,458	$322,228	$(36,770)	(11.4)%
Cost of Revenue
Cost of revenue decreased by $4.6 million, or 9.5%, from $48.3 million for the nine months ended September 30, 2022 to $43.7 million for the nine months ended September 30, 2023, primarily driven by a $2.1 million decrease in salaries, taxes and benefits, a $1.6 million decrease in credit card fees, a $1.3 million decrease in outside labor, primarily related to customer service, and a $0.6 million decrease related to subscription printing and postage. This was partially offset by a $0.9 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP, and a $0.3 million increase in freelance editorial expense.
Sales and Marketing
Sales and marketing expense decreased by $34.7 million, or 18.8%, from $184.9 million for the nine months ended September 30, 2022 to $150.2 million for the nine months ended September 30, 2023, primarily driven by a $47.2 million decrease in marketing expense as we have reduced our marketing spend as part of our cost reduction initiatives and due to higher per unit subscriber acquisition costs, and a $0.7 million decrease in conference expense. This was partially offset by a $11.5 million increase in amortization of deferred contract acquisition costs, a $1.1 million increase in salaries, taxes and benefits, and a $0.9 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan and the ESPP.

General and Administrative
General and administrative expense increased by $0.8 million, or 1.0%, from $79.9 million for the nine months ended September 30, 2022 to $80.7 million for the nine months ended September 30, 2023, primarily driven by a $6.3 million increase in incentive compensation, a $2.8 million increase related to sales tax, a $2.0 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan, the ESPP, and profits interests awards, and a $1.0 million increase in outside labor. This was partially offset by a $3.3 million decrease in salaries, taxes and benefits, a $2.8 million decrease in professional fees, a $1.4 million decrease in severance expense, a $1.3 million decrease in professional fees, a $0.8 million decrease in insurance expense, a $0.8 million decrease in non-software subscriptions, and a $0.7 million decrease in software expense.
Impairment of Intangible Assets
During the nine months ended September 30, 2023, we determined that impairment indicators were present with respect to our Buttonwood Publishing business which we had acquired during 2022, due to continuing losses. As a result, we recorded an impairment loss on Buttonwood Publishing’s intangible assets totaling $584.
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

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change
Adjusted CFFO	$12,055	$13,091	(7.9)%	$44,901	$40,953	9.6%
Adjusted CFFO Margin	12.6%	12.5%		15.5%	11.4%
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

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change
Net cash provided by operating activities	$12,055	$9,901	21.8%	$44,901	$37,763	18.9%
Non-recurring expenses	—	3,190	(100.0)%	—	3,190	(100.0)%
Adjusted CFFO	$12,055	$13,091	(7.9)%	$44,901	$40,953	9.6%
N/M: Not meaningful

The following table provides the calculation of net cash provided by operating activities as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change
Net cash provided by operating activities	$12,055	$9,901	21.8%	$44,901	$37,763	18.9%
Total net revenue	106,150	119,934	(11.5)%	336,027	384,746	(12.7)%
Net cash provided by operating activities margin	11.4%	8.3%		13.4%	9.8%

Adjusted CFFO	$12,055	$13,091	(7.9)%	$44,901	$40,953	9.6%
Billings	95,513	105,062	(9.1)%	288,854	358,564	(19.4)%
Adjusted CFFO Margin	12.6%	12.5%		15.5%	11.4%
Net cash provided by operating activities margin increased from 8.3% for the three months ended September 30, 2022 to 11.4% for the three months ended September 30, 2023 primarily due to the increase in net cash provided by operating activities. Cash flow from operations increased by $2.2 million, or 21.8%, from $9.9 million for the three months ended September 30, 2022 to $12.1 million for the three months ended September 30, 2023, primarily due to net income of $12.0 million, adjusted for net non-cash items which increased cash by $7.4 million, and net changes in our operating assets and liabilities which reduced cash by $7.4 million. Third quarter 2022 included certain one-time costs related to our cost reduction initiatives and professional fees related to our warrant exchange transaction.
Net cash provided by operating activities margin increased from 9.8% for the nine months ended September 30, 2022 to 13.4% for the nine months ended September 30, 2023 primarily due to the increase in net cash provided by operating activities. Cash flow from operations increased by $7.1 million, or 18.9%, from $37.8 million for the nine months ended September 30, 2022 to $44.9 million for the nine months ended September 30, 2023, primarily due to net income of $52.4 million, adjusted for net non-cash items which increased cash by $19.8 million, and net changes in our operating assets and liabilities which reduced cash by $27.3 million.
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
Adjusted CFFO margin increased from 12.5% for three months ended September 30, 2022 to 12.6% for the three months ended September 30, 2023 primarily due to the decrease in Billings. Adjusted CFFO decreased by $1.0 million, or 7.9%, from $13.1 million for the three months ended September 30, 2022 to $12.1 million for the three months ended September 30, 2023. The difference between Adjusted CFFO and CFFO in third quarter 2022 is $3.2 million, which are one-time costs related to our cost reduction initiatives and professional fees related to our warrant exchange transaction.
Adjusted CFFO margin increased from 11.4% for the nine months ended September 30, 2022 to 15.5% for the nine months ended September 30, 2023 due to the increase in Adjusted CFFO and the decrease in Billings. Adjusted CFFO increased by $3.9 million, or 10%, from $41.0 million for the nine months ended September 30, 2022 to $44.9 million for the nine months ended September 30, 2023, primarily driven by a decrease in operating expenses as a result of cost reduction initiatives.
Liquidity and Capital Resources
General
A substantial portion of our cash on hand is the result of the nature of our subscription business. We receive cash up front from our sales of annual, multi-year, and membership subscriptions. For tax and GAAP purposes, however, this revenue is deferred and recognized over the term of the subscription, or in the case of membership subscriptions, over four years for tax and five years for GAAP. Tax distributions are made to MarketWise Members to satisfy their tax obligations when revenue is recognized for tax purposes, not when cash is received. The timing difference between when cash is received and when tax distributions are made results in an accumulation of cash on our balance sheet.
We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. We expect that as we grow our business, the amount of our float will increase.
The Company estimates that the amount of float was approximately $108.6 million and $94.1 million as of September 30, 2023 and December 31, 2022, respectively.
The Company invests a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the three and nine months ended September 30, 2023, the Company earned interest income of $1.7 million and $3.6 million, respectively, on our cash portfolio.
As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $194.0 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. Restricted cash is comprised of reserves held with credit card processors for chargebacks and refunds. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. Our 2021 Credit Facility (as defined and further discussed below) can be used to finance permitted acquisitions, for working capital and general corporate purposes. We expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members in amounts sufficient for MarketWise Members to pay taxes due on their share of MarketWise income at prevailing individual income tax rates, which for the 2023 tax year the highest federal, state and local tax rate the Company used was 49.75%. Such amounts will be reflected in MarketWise, Inc.’s statement of cash flows as cash used in financing activities, and so will not decrease the amount of cash from operations or net income reflected in MarketWise, Inc.’s financial statements. However, such distributions will decrease the amount of cash available to us for use in our business.
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
Share Repurchase Program
As previously disclosed in our Annual Report, on November 4, 2021, our Board authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock. We did not repurchase any shares during the three months ended September 30, 2023. During the nine months ended September 30, 2022, we repurchased 2,484,717 shares totaling $13.1 million in the aggregate, including fees and commissions of $25. Since the inception of the program, we have repurchased 2,984,987 total shares. The share repurchase program expired by its terms on November 3, 2023.
For each share of Class A common stock the Company repurchased under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, redeemed one LLC Unit held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.
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

Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of September 30, 2023, there were no outstanding advances under the 2021 Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of September 30, 2023, we were in compliance with these covenants.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$44,901	$37,763
Net cash used in investing activities	(1,658)	(13,238)
Net cash used in financing activities	(7,806)	(16,787)
Operating Activities
For the nine months ended September 30, 2023, net cash provided by operating activities was $44.9 million, primarily due to net income of $52.4 million, adjusted for net non-cash items which increased cash by $19.8 million, and net changes in our operating assets and liabilities which reduced cash by $27.3 million, largely due to timing differences in the net receipt of cash. The non-cash items include stock-based compensation expense and depreciation and amortization of $10.3 million and $3.0 million, respectively. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $44.3 million due to our overall decrease in sales, a decrease in other current and long-term liabilities which reduced cash by $3.2 million, and a decrease in accrued expenses, which decreased cash by $3.3 million, partially offset by a decrease in deferred contract acquisition costs, which increased cash by $23.6 million.
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
Investing Activities
For the nine months ended September 30, 2023, net cash used in investing activities was $1.7 million, primarily driven by $1.4 million of capitalized software development costs.
For the nine months ended September 30, 2022, net cash used in investing activities was $13.2 million, primarily driven by the payment of $12.8 million related to the Buttonwood Publishing transaction.

Financing Activities
For the nine months ended September 30, 2023, net cash used in financing activities was $7.8 million, primarily due to $6.3 million in distributions to noncontrolling interests and $1.5 million in restricted stock units withheld to pay taxes.
For the nine months ended September 30, 2022, net cash used in financing activities was $16.8 million, primarily due to $13.1 million in share repurchases and $4.5 million in distributions to noncontrolling interests.
On August 3, 2023, the Board declared a cash dividend to the Company’s Class A common stockholders in the amount of $0.01 per share and a cash distribution to its common unit holders in the amount of $0.01 per unit. The dividend and distribution was paid on October 26, 2023, to stockholders and unitholders of record as of the close of business on September 5, 2023. The total amount of the dividend payment to Class A common stockholders was $0.5 million and the total amount of the distribution payment to common unit holders was approximately $2.9 million. The Company intends to pay dividends quarterly in the future, subject to Board approval of any such dividends.
On October 18, 2023, our Board declared a cash dividend to its Class A common stockholders in the amount of $0.01 per share, totaling $0.4 million, and a cash distribution to holders of LLC Units in the amount of $0.01 per unit, totaling $2.9 million, to stockholders and unitholders of record as of the close of business on December 25, 2023. The dividend and distribution will be paid on January 25, 2024.
On October 18, 2023, our Board also declared a special cash dividend to the Company’s Class A common stockholders in the amount of $0.15 per share and a special cash distribution to holders of LLC Units in the amount of $0.15 per unit, totaling approximately $50 million in the aggregate, to stockholders and unitholders of record as of the close of business on November 10, 2023. The special dividend and distribution will be paid on December 1, 2023.
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
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2022 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2022 Annual Report on Form 10-K for further discussion of these two policies. During the three months ended September 30, 2023, there were no material changes to these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Remediation Efforts to Address the Material Weaknesses
We have taken a number of remediation actions since the identification of the material weakness through September 30, 2023, including:
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
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of these material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions, when complete, will be effective in the remediation of the material weaknesses described above. As such, we have not concluded that the material weaknesses have been fully remediated as of September 30, 2023.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
In November 2021, our Board authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock. There were no share repurchases made by or on behalf of the Company of its common stock during the three months ended September 30, 2023. The maximum dollar value of shares that may yet to be purchased under the plan was $18.6 million as of September 30, 2023. The share repurchase program expired by its terms on November 3, 2023.
During the three and nine months ended September 30, 2023, pursuant to the terms of the MarketWise Operating Agreement, members of MarketWise, LLC exchanged an aggregate of 1,500,000 and 2,750,000 LLC Units, together with an equal number of shares of Class B common stock for 1,500,000 and 2,750,000 newly-issued shares of the Company’s Class A common stock, respectively. These shares of Class A common stock were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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
10.1†
Letter Agreement, dated as of July 6, 2023, by and between MarketWise, Inc. and Erik Mickels (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2023).

10.2
Agreement, dated as of September 8, 2023, by and between MarketWise, Inc., F. Porter Stansberry and Stokes Holding, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2023).

10.3+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees)
10.4+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Non-Employee Directors)
10.5+	Form of Restricted Stock Grant Notice and Restricted Stock Agreement
10.6+	MarketWise, Inc. Non-Employee Director Compensation Policy (Effective August 2, 2023)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
† The annexes, schedules, and certain exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule, or exhibit to the SEC upon request.
+ Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKETWISE, INC.

Date: November 9, 2023	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Financial Officer