Form 10-K
period 2023-12-31
MARKETWISE, INC.
filed 2024-03-07
CIK 1805651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Market on June 30, 2023 was approximately $46.1 million.
As of March 4, 2024, there were 41,685,981 shares of the registrant’s Class A common stock, with a par value of $0.0001 per share (“Class A common stock”) and 287,842,303 shares of the registrant’s Class B common stock, with a par value of $0.0001 per share (“Class B common stock,” together with Class A common stock, the “common stock”), outstanding.

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
•Our database and network facilities, and those of our third-party service providers, could fail, become unavailable, or otherwise inadequate, and are subject to cybersecurity risks. Any failure of our internal security measures or breach of our privacy protections could cause us to lose subscribers and subject us to liability.

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
•The MarketWise Members have the right to have their LLC Units redeemed or exchanged into shares of Class A common stock, which, if exercised, will dilute your economic interest in MarketWise, Inc.
•Under certain circumstances, the Sponsor and certain members of our management team will be entitled to the Sponsor Earnout Shares (as defined below) and the Management Member Earnout Shares (as defined below), as applicable, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
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
•the impact of the COVID-19 pandemic or the future outbreak of any other highly infectious or contagious diseases;
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
We have evolved significantly since our inception in 1999. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research brands such as Stansberry Research, Chaikin Analytics, InvestorPlace, and TradeSmith. Our entire investment research product portfolio is 100% digital and channel agnostic. We offer our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
As a result of the expansion of the business, we now have 79 editors and analysts covering a broad spectrum of investments, ranging from commodities to equities, to distressed debt and cryptocurrencies. We offer 37 free and 135 paid products on multiple platforms through our 11 primary customer-facing brands. This diversity of content has allowed our business to succeed and our subscription base to grow through the many economic cycles in our over 20-year history. We have an engaged subscriber base of approximately 737 thousand Paid Subscribers. We define Paid Subscribers as the total number of unique subscribers with at least one paid subscription at the end of a given period.
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
We provide a comprehensive suite of research solutions.
Through 11 primary customer facing brands, we have 37 free products and 135 paid products. We cover various investment strategies, such as value investing, income, growth, commodities, cryptocurrencies, venture, crowdfunded investing, biotechnology, mutual funds, options, and trading. We find that our subscribers develop personal affinities for specific writers and certain investment styles, and specific brands. When we acquire brands or form joint ventures, which we engage in periodically, we typically maintain the existing brands because we want to avoid disrupting those relationships by interjecting a new company name or persona, since subscribers may not have any prior relationship with us. We sold one of our brands, Crowdability, Inc. (“Buttonwood Publishing”), a business we acquired in 2022 to a related party, during 2023 due to continuing losses.
We typically publish our research reports on a monthly basis, although some of our products publish more frequently. We offer our entire investment research product portfolio across a variety of media, including desktops, laptops, tablets, and mobile.
We also offer financial software and analytical tools.
We continue to expand our research portfolio with software and analytical tool solutions, which include the Chaikin Power Gauge, TradeStops and the Altimeter. Our software and analytical tool solutions represented 10% of our Billings on average from 2021 to 2023. Billings represents fee amounts invoiced to customers.

Our Chaikin Analytics brand offers a suite of stock research tools and portfolio management services that help investors pick winning stocks and drop losing stocks ahead of market shifts. Our TradeSmith brand provides a full suite of portfolio management software tools that enable individual investors to manage their portfolios using algorithms that have been back tested for results and designed to help investors manage their emotions. Our Altimetry brand offers a user-friendly database showing uniform, accounting-based financial summaries for more than 4,500 companies.
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
Deepen our relationship with our existing subscribers. In addition to our Paid Subscribers, all of our Free Subscribers have access to our extensive library of free and educational content. We define Free Subscribers as unique subscribers who have subscribed to one of our free investment publications via a valid email address and continue to remain directly opted in, excluding any Paid Subscribers who also have free subscriptions. As our subscribers learn and gain confidence as investors, they understand the need to deploy diverse investment strategies for different market conditions and they explore our broad and diverse product offerings. They gain an understanding of the high quality of research that we strive to provide, and they tend to purchase additional research and software products.
Our free subscription products serve as a significant source of new Paid Subscribers.
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
Human Capital Resources
As of December 31, 2023, we had 584 total employees across all of our businesses, of which 581 are full-time. Our employees and independent contractors work from our U.S. offices or remote locations. None of our employees are represented by a labor organization or are party to any collective bargaining arrangement.
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
Available Information
Our website address is MarketWise.com. The information contained on, or that can be accessed through, our website is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K or any other report filed with the U.S. Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including MarketWise, Inc.

Item 1A. Risk Factors.
The risks described below could have a material adverse impact on our business, financial condition, or operating results. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations
Risks Related to Our Business and Industry
Our business depends on our ability to attract new subscribers and to persuade existing subscribers to renew their subscriptions with us and to purchase additional products and services from us. If we are unable to attract new subscribers, or continue to engage existing subscribers, our revenue and operating results may be adversely affected.
To increase our revenue and maintain profitability, we must attract new subscribers and retain and expand the subscriptions of existing subscribers. Our ability to successfully attract and retain subscribers depends in part on the quality of the content, including the performance of the investment research we publish. To the extent the performance of such research fails to meet or exceed the expectations of our subscribers or the performance of relevant benchmarks, our ability to attract new subscribers or retain existing subscribers to such services will be adversely affected.
A substantial amount of our revenue is typically generated from existing subscribers renewing their subscriptions. Our subscribers have no obligation to renew their subscriptions for products after the expiration of the subscription period, which is typically one year, and in the normal course of business some subscribers have elected not to renew their subscriptions. In addition, our subscribers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our subscribers, and our renewal rates may decline or fluctuate as a result of a number of factors, including subscriber engagement and product utilization levels, quality of our content, price changes, expiration of temporary product promotions, number of products or services used by our subscribers, customer satisfaction or dissatisfaction with our products or services, pricing or capabilities of the products and services offered by our competitors, increased competition, reduction in customer spending levels, changes in our renewal policies or practices for subscribers, and deteriorating general economic conditions. We must continually add more new subscribers than the number of subscribers who do not renew their subscriptions to grow our business beyond our current subscriber base, which may involve significantly higher marketing expenses. If our subscribers do not renew their subscriptions, buy additional content, or maintain or increase the amount they spend with us, our revenue will decline and our business will suffer.
Our success also depends on our ability to sell additional products, more subscriptions, or higher-priced and premium editions of our products and services to our current subscribers, which requires increasingly sophisticated and costly sales efforts. We seek to expand existing subscriptions by deepening customer engagement through new touchpoints and expanding our portfolio of tools and products for purchase. The rate at which our existing subscribers purchase new or enhanced services depends on a number of factors, including the quality of our content, general economic conditions, the level of interest and investment in individual stocks and other self-directed investment vehicles versus index funds, exchange-traded funds and other passive investment vehicles, number of products or services used by our subscribers, customer satisfaction or dissatisfaction with our products or services, pricing or capabilities of the products and services offered by our competitors, increased competition, reduction in customer spending levels, and our subscribers’ receptiveness to higher-priced and premium tools and products.
Many of our subscribers initially register for subscriptions to our free products and services. We strive to demonstrate the value of our free products to our subscribers, thereby encouraging them to convert to paying subscribers. As of December 31, 2023, we had over 17 million total subscribers, of which approximately 737 thousand were paying subscribers. The actual number of unique subscribers may be lower than we report as one person could count as multiple, active subscribers or paying subscribers. As a result, we may have fewer unique subscribers that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique subscribers is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. Most of our active subscribers never convert to a paying subscribers, and if we are unable to convert free subscribers to paying subscribers, our business, results of operations and financial condition could suffer.
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
For example, historically one of our primary means of communicating with our subscribers and keeping them engaged with our products has been via email communication. Our ability to communicate via email enables us to keep our subscribers updated on new products and present discount and promotional offers, among other things. As consumer habits evolve in the era of web-enabled mobile devices and messaging/social networking apps, email use, particularly among the younger demographic, has declined. In addition, deliverability and other restrictions imposed by third-party email providers and/or applicable law have limited our ability to send emails to our current or prospective subscribers. While we continually work to find new means of communicating and connecting with our subscribers, there is no assurance that such alternative means of communication will be effective. Any failure to develop or take advantage of new means of communication or limitations on those means of communications imposed by laws, device manufacturers, or other sources could have an adverse effect on our business, financial condition, and results of operations.
We may also limit or discontinue use or support of certain marketing sources or activities if advertising costs increase or if we become concerned by perceptions that certain marketing platforms or practices are intrusive or damaging to our brand. If available marketing channels are restricted, our ability to engage with and attract subscribers may be adversely affected. In addition, companies that promote our services or permit us to use their marketing platforms may decide that their relationship with us negatively impacts their business, or they may make business decisions that negatively impact us. For example, if a company that currently promotes our business decides to compete directly with us, enter a similar business, deny us access to its platform, or exclusively support our competitors, we may no longer have access to their marketing channels.
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
There are extensive and rapidly evolving regulations governing our ability to market to subscribers, whether via post, email, or social media platforms, and our marketing is subject to the rules and regulations of the U.S. Federal Trade Commission (the “FTC”) and state consumer protection agencies. We have received regulatory inquiries from state consumer protection agencies and could be the subject of further regulatory inquiry in the future. The failure by us, our employees, or third parties acting at our direction to comply with applicable laws and regulations could subject us to regulatory investigations, lawsuits, including class actions, liability, fines, or other penalties and could result in a material adverse effect on our business, results of operations, and financial condition. In addition, an increase in the use of social media platforms for product promotion and marketing may cause an increase in our burden to monitor compliance of such platforms, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
To the extent we promote our content inefficiently or ineffectively, we may not be able to obtain expected subscriber acquisition and retention benefits, and our business, results of operations, and financial condition may be adversely affected.
Failure to maintain and protect our reputation for trustworthiness and independence may harm our business. In addition, our business, results of operations, and financial condition could suffer from attacks on the reputation of any of our current or former directors, officers, key contributors, editors, or editorial staff were harmed for any reason.
We believe our portfolio of brands are highly regarded because of the integrity of their editorial content. Independence is at the core of our brands and business, and we believe that our reputation and the reputation of our brands is one of our greatest corporate assets. Importantly, we believe that one of our greatest competitive advantages is the loyalty that we have gained from our subscribers as a direct result of our brand, reputation for integrity, and ability to deliver high-quality products and services. To protect our brands, our corporate policies, codes of conduct, and workplace culture demand that all of our content providers, whether employees or outside contributors, adhere to rigorous standards of integrity and independence, including guidelines that are designed to prevent any actual, potential, or perceived conflict of interest, and to comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a market event, the non-disclosure of a security ownership position by one or more of our content providers, the manipulation of a security by one or more of our content providers, or any other breach of our compliance policies could harm our reputation for trustworthiness and reduce our subscriber base. Our content providers have not always lived up to our rigorous standards of integrity and independence and have breached our compliance policies, which may impact our reputation for trustworthiness and independence, and may have an adverse effect on our business, results or operations, and financial condition. For example, in February 2024, we terminated a content provider for violations of our corporate policies and announced a wind-down of the operations of Legacy Research. See Note 18 – Subsequent Events to our consolidated financial statements included elsewhere in this annual report.
In the event the reputation of any of our current or former directors, officers, key contributors, editors, or staff were harmed for any reason, we could suffer as a result of our association with such individual, including if the quantity or value of future services we received from the individual was diminished. In particular, we and our operating brands depend heavily on the ideas and reputation of their editors and editorial teams, and often name products and operating companies after members of those editorial teams. Our editors and editorial team members have, in the past been, and continue to be, the subject of regulatory actions, accusations, claims, investigations, lawsuits, and/or settlements, which may have or may continue to have a negative impact on our reputation, subscriber base, and financial results. For example, in February 2024, a former employee was charged by the U.S. Attorney’s Office for the Central District of California with touting securities for undisclosed compensation and conspiracy to tout securities for undisclosed compensation, following 2022 charges brought by the SEC against the same individual. Furthermore, if, at any point in the future, any editors, contributors, or other personnel associated with our, our products, or brands, or businesses that we may acquire become the subject of regulatory actions, accusations, claims, investigations, lawsuits, or settlements, any such action may have a negative impact on our reputation, subscriber base, and financial results. These risks apply to our editors, contributors, or other personnel of us that are currently part of our organization, as well as any such people that were part of our organization in the past or become part of our organization in the future, whether by acquisition or otherwise. In addition, any failures by us to continue to effectively instill in our employees the expectation of independence and integrity may devalue our reputation over time. Our reputation may also be harmed by factors beyond our control, such as adverse news reports about our products and services, negative publicity about the investment newsletter industry generally, or negative publicity about key personnel associated with our business. These events could materially adversely affect our business, results of operations, and financial condition.
If we fail to effectively manage our growth, our business, results of operations, and financial condition could be harmed.

The scope and complexity of our business have increased significantly in recent years. The growth and expansion of our business creates significant challenges for our management, operational, and financial resources. In the event of growth of our operations or the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. If our organization experiences growth or we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions. This could negatively affect our business performance.
If we experience growth in our operations, we will experience significant demands on our management and our operational and financial infrastructure. We must effectively integrate, develop, and motivate new employees, and we must maintain the beneficial aspects of our corporate culture.
In addition, our growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to effectively manage our growth, our efficiency, ability to meet our forecasts, and employee morale, productivity, and retention could suffer, and our business, results of operations, and financial condition could be adversely affected.
Our future success depends on attracting, developing, and retaining capable management, editors, and other key personnel.
Our ability to compete in the marketplace depends upon our ability to recruit and retain key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications, video, and other systems, direct marketers to sell subscriptions, and salespersons to sell our subscriptions, and financial editors and analysts to fulfill our editorial products.
Several of our employees are bound by agreements containing non-competition provisions. There are rapidly evolving laws governing the effectiveness and usage of non-competition provisions. There can be no assurances that these arrangements with key employees will provide adequate protections to us or will not result in management changes that would have material adverse impact on us. In addition, we may incur increased costs to continue to compensate our key executives, as well as other employees, through competitive salaries, stock ownership, and bonus plans. Nevertheless, we can make no assurances that these programs will allow us to retain our management or key employees or hire new employees. The loss of one or more of our key employees, or our inability to attract experienced and qualified replacements, could materially adversely affect our business, results of operations, and financial condition.
In addition, some of our products, particularly our editorial products, reflect the talents, efforts, personalities, investing skills, portfolio returns, and reputations of their respective editors and analysts. As a result, the services of these key editors and analysts form an essential element of our revenue. There is a limited pool of editors and analysts who have the requisite personality, skills, training, and education necessary to meet our standard for our editorial products. We compete with many businesses and organizations that are seeking skilled individuals, particularly those with experience in the financial industry and those with degrees in technical fields, who are particularly critical to our editorial products. Competition for such professionals can be intense, as other companies seek to enhance their positions in the markets we serve.
If we are unable to retain key editors and analysts, or should we lose the services of one or more of them to death, disability, loss of reputation, or any other reason, or should their popularity diminish or their investing returns and investing ideas fail to meet or exceed benchmarks and investor expectations, we may fail to attract new editors and analysts acceptable to our subscribers. Therefore, the loss of services of one or more of our key editors and analysts could have a material adverse effect on our business, results of operations, and financial condition.
We face significant competition. Many of our competitors and potential competitors have larger customer bases, more established brand recognition, and greater financial, marketing, technological, and personnel resources than we do, which could put us at a competitive disadvantage. Additionally, some of our competitors and potential competitors are better capitalized than we are and are able to obtain capital more easily, which could put us at a competitive disadvantage.
We experience intense competition across all markets for our products, with competitors ranging in size from smaller, specialized publishers to multimillion-dollar corporations. Many of our competitors have larger customer bases, more established name recognition, a greater market share, and larger financial, marketing, technological, and personnel resources than we do. In general, there are few barriers to entry into our industry, and we expect to face additional competition from new entrants into the financial publishing industry. In particular, our services face intense competition from other providers of business, personal finance, and investing content, including:
•free online financial news aggregators and content providers, like Yahoo! Finance and Seeking Alpha;
•traditional financial news publishers, like The Wall Street Journal, Investor’s Business Daily, and Barron’s;
•consumer-focused online subscription businesses, such as The Motley Fool;
•social media networks, subscription networks, and content platforms, like X, Reddit and Substack; and
•institutional financial software providers, such as Bloomberg, FactSet, and IHS Markit.
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
Additionally, advances in technology have reduced the cost of production and online distribution of print, audio, and video content, including content like podcasts, which has reduced and/or removed barriers for market entry to providers of both free and paid content. While most of our platforms do not rely on ad-sponsored content, many of our competitors offer ad-sponsored content that enables them to deliver content for low, or no, subscription costs. We compete with these other publications and services for customers, employees, and contributors. In addition, media technologies and platforms are rapidly evolving, and the technologies and platforms through which data is consumed can shift quickly. Certain of our competitors may be better situated to quickly take advantage of consumer preference for new technologies and platforms, and the economics of distributing content through the use of new technologies and platforms may be materially different from the economics of distributing content through our current platforms. If we fail to offer our content in the manner or on the platforms in which our audience desires to consume it, or if we do not have offerings that are as compelling and/or cost effective as those of our competitors, our business, results of operations, and financial condition may be materially adversely affected.
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
As a part of our strategic plan, we have acquired businesses and we intend to continue to pursue selective acquisitions to support our business strategy. These acquisitions involve a number of risks and challenges, some of which have caused, and any of which could cause, significant operating inefficiencies and adversely affect our growth and profitability. Such risks and challenges include:
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
•assumption of contingent liabilities; and

•acquisition-related earnings charges.
The benefits of an acquisition or an investment may take considerable time to develop, and certain acquisitions have not advanced our business strategy and have fallen short of expected return on investment targets. We have recorded impairment charges because our acquisitions were not successful and may record future impairment charges related to unsuccessful acquisitions. Our ability to continue to make acquisitions will depend upon our success at identifying suitable targets at acceptable prices, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities, and potential profitability, as well as the availability of capital.
We expect to continue making acquisitions and establishing investments and joint ventures as part of our long-term business strategy. Acquisitions, investments, and joint ventures involve a number of risks. They are time-consuming and may divert management’s attention from day-to-day operations, particularly if numerous acquisitions or joint ventures are in process at the same time. Financing an acquisition could result in dilution from issuing equity securities, reduce our financial flexibility because of reductions in our cash balance, or result in a weaker balance sheet from incurring additional debt.
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
Our business and products are dependent on our ability to provide investment research, software applications, and other products and services on a current and time-sensitive basis. We rely extensively on our computer systems and other network infrastructure, which are located across multiple facilities in the United States. Problems in our network systems may lead to cascading effects involving downtime, overloading of third-party data centers, and other issues that may affect our subscribers. We and our vendors are at risk of disruptions from numerous factors, including major weather events, fires, droughts, floods, earthquakes, volcanic activity, diseases, epidemics, pandemics, violent incidents, terrorist attacks, natural disasters, power loss, telecommunications, Internet, and other critical infrastructure failures, governmental actions, strikes and labor disturbances, riots, civil unrest, terrorism, war, abrupt political change, viruses, responses by various governments and the international community to any such acts, and other events beyond our control. Such events could cause delays in initiating or completing sales, impede our subscribers’ access to our products and services, disrupt or shut down critical client-facing and business processes, impede the travel of our personnel, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which could negatively impact our financial condition and operating results.
We, and our third-party service providers may modify, enhance, upgrade, and implement new systems, procedures, and controls to reflect changes in our business, technological advancements, and industry trends. These upgrades can create risks associated with implementing new systems and integrating them with existing ones, such as the disruption of our electronic delivery systems, data management, and sales and service processes. If we, or our third-party service providers do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and additional deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information, intellectual property or personal information that we hold has been, and could be in the future, compromised or misappropriated and our reputation may be adversely affected. These risks may affect our ability to provide our comprehensive suite of research and software solutions, including our financial software and analytical tools, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We may also incur additional costs in relation to any new systems, procedures, and controls, and additional management attention could be required in order to ensure an efficient integration, placing burdens on our internal resources.
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
We depend on third-party technology providers and management systems to distribute our content and process transactions. We exercise no control over our third-party vendors or the infrastructure or networks under which they operate, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors, or an inability to keep up with our growing demands for capacity, could have significant adverse impacts on our business reputation, customer relations, and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or at all, or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
Moreover, our third-party technology providers may disagree with, or choose to take a public stance against, the editorial content produced by certain of our operating brands, or otherwise decide to cease providing services to us. This may result in, among other things, disruption in our operations, copycat behavior by other of our vendors, difficulty retaining or attracting employees, or negative media attention.
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
Furthermore, our Credit Facility provides for the ability to borrow up to $150 million, and includes an uncommitted incremental facility feature that permits us to incur up to an additional $65 million of total borrowings, subject to obtaining the consent of each lender providing the additional commitments and other conditions as set forth in the credit agreement governing our Credit Facility. Borrowings under our Credit Facility are secured by substantially all the properties, rights, and assets of our direct subsidiary, MarketWise, LLC, as well as certain of its direct and indirect material U.S. subsidiaries. Additionally, the credit agreement governing our Credit Facility contains certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, and transfer or dispose of assets, as well as financial covenants that require us to maintain specified leverages. These covenants could limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our financial covenants, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations, and strategy. When our Credit Facility expires, we may not be able to obtain additional financing on similar terms, if at all. If we are unable to renew or replace our Credit Facility on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
We are subject to payment processing risk.
Our subscribers pay for our services using a variety of different payment methods, including credit and debit cards, prepaid gift cards, and direct debit. We rely on internal systems, as well as those of third parties, to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. For example, we have in the past experienced higher transaction fees from our third-party processors as a result of chargebacks on credit card transactions. Frequently changing credit card company terms and conditions may result in the way we accept payments being deemed non-compliant and potentially cause us to be suspended or terminated by our payment processors. To the extent there are increases in payment processing fees or the cash reserves required by third party payment processors, material changes in the payment ecosystem, such as large re-issuances of payment cards, changes in public perception and confidence in the payment systems we are utilizing, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners, and/or disruptions or failures in our payment processing systems, partner systems, or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operations could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and, if not adequately controlled and managed, could create negative consumer perceptions of our products and services. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines and/or reserves, our card approval rate may be impacted, and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.
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
We believe our provision of financial research products meets the requirements of the publisher’s exclusion. The financial research products we offer to our clients are of a general and impersonal nature and are not individualized or tailored to any client’s particular needs. We do not collect any investor suitability information, nor do we perform any suitability analysis. The products are marketed to the general public and do not reflect any fiduciary or person-to-person relationships that are characteristic of investment adviser-client relationships. Our financial research offerings are genuine publications, providing disinterested and impersonal commentary and analysis to our subscribers. We are not compensated by the sponsors or distributors of any investment products highlighted in our publications. We publish our research reports on a routine or periodic basis, and publication is not timed to specific market activity or to events affecting or having the ability to affect the securities industry. The publication frequency of our newsletters varies, though newsletters are generally published on a monthly basis. If we change our business practices in such a way as to not satisfy the publisher’s exclusion, or otherwise fails to comply with the regulatory requirements concerning this exclusion, we may face sanctions as an unregistered investment adviser or other results that could have a negative effect on our business.
If we meet the definition of “investment adviser” in the Advisers Act, and do not meet the requirements for reliance on the “publisher’s exclusion” from the definition of “investment adviser” or another exclusion, exemption, or exception from the registration requirements under the Advisers Act, we will have to register as an investment adviser with the SEC pursuant to the Advisers Act and potentially with one or more states under similar state laws. Registration requirements for investment advisers are significant. If we are deemed to be an investment adviser and are required to register with the SEC and potentially one or more states as an investment adviser, we will become subject to the requirements of the Advisers Act and the corresponding state laws. The Advisers Act requires: (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection. Requirements and obligations imposed on investment advisers can be burdensome and costly. If it is deemed that we are out of compliance with such rules and regulations, we may also be subject to civil and/or criminal penalties. Applicable state laws may have similar or additional requirements. If we are required to register under these laws, we may no longer be able to continue to offer our investment research services, which may have a significant adverse impact on our business and results of operations.
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
To protect our intellectual property, we rely on a combination of trademarks, copyrights, confidentiality agreements, and various other contractual arrangements with our employees, affiliates, customers, strategic partners, and others. We own several trademark registrations and copyright registrations, and have pending trademark applications, including in the United States and Canada. We may seek additional trademark, patent, and other intellectual property filings, which could be expensive and time-consuming. These trademarks, patents, and other registered intellectual property rights may not be granted and, even if they are, it could be expensive to maintain these rights and the costs of defending our rights could be substantial. Moreover, we may fail to develop and properly manage data and information providers, such as securities exchanges, from which we license and redistribute data and information. We may use or redistribute the data or information from providers in ways not permitted by our license rights, or that we have inadequately permitted our subscribers to use such data. The agreements with such exchanges and other data providers give them extensive data use audit rights, and such audits can be expensive and time consuming and potentially result in substantial fines. Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.
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
However, we cannot provide any guarantee that the foregoing provisions will be honored by or enforceable against the counterparties to such arrangements, or adequate to protect us from third-party claims, suits, government investigations, and other proceedings involving alleged infringement, misappropriation, dilution, or violation of, or conflict with, third-party intellectual property rights or other related matters, or that these provisions will prevent the theft of our intellectual property, as we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States because of the differences in foreign laws concerning intellectual property rights, which could make it easier for competitors to capture a market position in such countries by utilizing technologies and products that are similar to those developed or owned by or licensed to us. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and affect our ability to compete effectively. Further, any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations, and financial condition. In addition, the various agreements, policies, procedures, and contractual provisions that we rely on to protect our proprietary rights do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to those contained in our products and services. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business.
The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement, misappropriation, dilution, conflict with, or other violations of intellectual property rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from providers of software products or services. From time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. We have from time to time been subject to claims by third parties alleging infringement, misappropriation, dilution, or violation of, or conflict with, their intellectual property rights and other related claims. Such claims can also be alleged against clients, customers, or distributors of our products or services whom we have agreed to indemnify against third-party claims of infringement. The defense of such claims can be costly and consume valuable management time and attention. We may be faced with an adverse determination in respect of such claims, or we may be forced to settle such claims on unfavorable terms, which in each case can include the payment of damages, the entry into royalty or licensing arrangements on commercially unfavorable terms, or the suspension or cessation of our ability to offer affected products or services, or the requirement that we redesign such affected products or services. There can be no certainty we would prevail in litigation that arises from any such claims. Such claims and litigation could have a material adverse effect on our business, financial condition, or results of operations. In addition, depending on the nature and timing of any such dispute, an unfavorable resolution of a legal matter could materially affect our current or future results of operations or cash flows in a particular quarter.
Our database and network facilities, and those of our third-party service providers, could fail, become unavailable, or otherwise inadequate, and are subject to cybersecurity risks. Failures of our internal security measures or breach of our privacy protections could cause us to lose subscribers and subject us to liability.
Our database and network facilities, and those of our third-party service providers, are vulnerable to attempted cybersecurity attacks that may take a variety of forms, including, infrastructure, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms, malicious software programs, and denial of service attacks that could lead to misappropriation of our data, corruption of our databases, or limitation of access to our information systems. To defend against these threats, we implement a series of controls focusing on both prevention and detection, including firewalls, intrusion detection systems, automated scanning and testing, server hardening, antivirus software, training, and patch management, but cannot guarantee that these efforts will work as planned. We make significant investments in servers, storage, and other network infrastructure to prevent incidents of network failure and downtime, but we cannot guarantee that these efforts will work as planned.
These cybersecurity incidents or other significant disruptions could be caused by persons inside our organization, persons outside our organization with authorized access to systems inside our organization, or by individuals outside our organization. The risk of a cybersecurity incident or disruption, particularly through cyber-attack or cyber-intrusion, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although the cybersecurity incidents that we have experienced to date, as well as those reported to us by our third-party partners, have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future.
Our business requires that we securely collect, process, store, transmit, and dispose of confidential information relating to our operations, subscribers, employees, and other third parties. In particular, Paid Subscribers are required to furnish certain information (including name, mailing address, phone number, email address, and credit card information) (collectively “personal information”), which we use to administer our services. We also require Free Subscribers (as defined below) to provide us with some personal information, such as email addresses, during the membership registration process. Additionally, we rely on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification, and at times rely on third parties, including technology consulting firms, to help protect our infrastructure from security threats. As the breadth and complexity of this infrastructure continues to grow, including as a result of the use of mobile technologies, social media and cloud-based services, the risk of security breaches and cyberattacks increases. We strive to invest in systems, processes, controls, and other security measures to guard against the risk of improper access to or release of such information.
However, despite our investments, these measures do not guarantee absolute security, and improper access to or release of confidential information has occurred. Any security incident, including those resulting from a cyberattack, phishing attack, or any unauthorized access, unauthorized usage, virus, or similar incident or disruption, could result in the loss or destruction of, inaccessibility or unauthorized access to, or use, alteration, disclosure, or acquisition of, data, damage to our reputation, litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, criminal groups, and/or state-sponsored organizations.
We have suffered in the past, and may in the future suffer, malicious attacks by individuals or groups (including criminal groups and those sponsored by nation-states, terrorist organizations, or global corporations seeking to illicitly obtain technology or other intellectual property) seeking to attack our products and services or penetrate our network infrastructure to gain access to confidential information, including personal information, or to launch or coordinate distributed denial of service attacks. While we have dedicated resources intended to maintain appropriate levels of cybersecurity and implemented systems and processes intended to help identify cyberattacks and protect our network infrastructure, these attacks have become increasingly frequent, sophisticated, and difficult to detect, and often are not detected until after they have been launched against a target. We may be unable to anticipate these attacks or implement sufficient preventative measures, and we therefore cannot assure you that our preventative measures will be successful in preventing compromise and/or disruption of our information technology systems and related data. We furthermore cannot be certain that our remedial measures will fully mitigate the adverse financial consequences of any cyber-attack or incident.
Recent well-publicized security breaches at other companies have led to further enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks and may in the future result in heightened cybersecurity requirements, including the implementation of more robust internal measures and additional regulatory expectations for oversight of customers, vendors, and service providers. Our information technology systems interact with those of customers, vendors, and service providers. Our contracts with those parties typically require them to implement and maintain adequate security controls, but we may not have the ability to effectively monitor the security measures of all our customers, vendors, and service providers and otherwise meet such additional regulatory expectations.
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
If our security measures are breached as a result of third-party action, employee error, a defect or bug in our products or those of our third-party service providers, malfeasance, or otherwise and, as a result, someone obtains unauthorized access to our data, including our confidential, sensitive, or other information about individuals or the confidential, sensitive, or other information about individuals of our customers, or other persons, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, and we could incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. Laws in all 50 U.S. states and outside the U.S., including Europe and the United Kingdom also require notifications of certain incident to a number of third parties, such as customers, regulators, credit reporting agencies or others when certain sensitive information has been compromised as a result of a security breach. In addition, we could be subject to private litigation and actions from government regulators, which could entail significant monetary expenditures and/or penalties and result in significant reputational damage. Finally, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services.
We are subject to laws, regulations, and industry standards related to data privacy, data protection, and information security, including industry requirements such as the Payment Card Industry Data Security Standard. Our actual or perceived failure to comply with such obligations could harm our business.

Our products and websites routinely collect, store, process, and transmit personal information about an individual, including personally identifiable information and personal financial information such as credit card information. We are subject to various laws and related regulations relating to data privacy, data protection, and information security. Such laws and regulations restrict and set standards for how personal information is collected, processed, stored, used, and disclosed, and mandate certain security requirements, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the maintenance, use, disclosure, and sale of their protected personal information. If we are found to have breached any such laws, regulations, or industry standards, we may be subject to enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue, as well as expose us to litigation, fines, regulatory enforcement, injunctive orders to cease or change our data processing activities, civil and/or criminal penalties, and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.
In the United States, both federal and various state governments have adopted or are considering, laws, guidelines, or rules for the collection, distribution, use, and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into force in 2020. The CCPA creates a broad range of individual privacy rights for California residents and increases the privacy and security obligations of businesses handling personal information. The CCPA is enforceable by the California Attorney General and the California Privacy Protection Agency (as described below), and there is also a private right of action relating to certain data security incidents that may increase security breach litigation. Furthermore, California voters approved the California Privacy Rights Act (the “CPRA”) on November 3, 2020, which further amends and expands the CCPA, and became effective on January 1, 2023. The CPRA’s amendments to the CCPA impose additional data protection obligations on covered companies, including certain consumer rights processes, the right to correct personal information, and opt-outs for certain uses of sensitive personal information and the sharing of personal information for targeted advertising purposes; such requirements look back to January 2022. The CPRA’s amendments also created a new enforcement bureau, the California Privacy Protection Agency. In addition, starting January 1, 2023, personal information collected about California’s residents acting in a personnel/employee or business-to-business context came fully within scope of the CCPA.
The CCPA has also encouraged similar laws in other states across the country. For example, Virginia enacted the Virginia Consumer Data Protection Act (the “VCDPA”), another comprehensive state privacy law, which also became effective January 1, 2023. Also in 2021, Colorado enacted the Colorado Privacy Act (the “CPA”) and Connecticut enacted the Connecticut Data Privacy Rights Act (the “CTDPA”), both of which go into effect July 1, 2023, and Utah enacted the Utah Consumer Privacy Act (the “UCPA”), which went into effect December 31, 2023. Additional states are continuing to adopt similar laws and others are continuing to consider the adoption of similar laws. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, modify our data processing practices and materially and adversely affect our business, prospects, financial condition and operating results.
Our compliance with these changing and increasingly burdensome, and sometimes conflicting regulations and requirements, may cause us to incur substantial costs or require us to change our business practices, which may impact financial results. If we fail to comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees, or fines. We cannot fully predict the impact of the CCPA, VCDPA, CPA, CTDPA and UCPA, or subsequent guidance, regulations or rules on our business or operations, including those that are still in draft form, but it may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (the “PCI DSS”), a security standard applicable to companies that collect, store, or transmit certain data regarding credit and debit cards, holders, and transactions. Under the PCI DSS and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry data security standards, even if there is no compromise of customer information, we could incur significant fines, have significant reserves imposed on our accounts, or lose our ability to give our customers the option of using payment cards. If we were unable to accept payment cards, our business would be materially harmed.
In addition, laws in countries outside of the United States create significant compliance obligations and liability. For example, to the extent our operations are subject to the EU General Data Protection Regulation (Regulation 2016/679 and applicable national supplementing laws and the UK data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (together referred to as the “GDPR”), this will create an ongoing compliance commitment and substantial costs, in relation to our collection, processing, sharing, disclosure, transfer and other use of personal data. Ensuring compliance with the GDPR could involve substantial costs, and it is possible that, despite our efforts, competent authorities or third parties will assert that our business practices fail to comply. If our operations are found to be in violation of the GDPR, we may be required to change our business practices and/or be subject to significant civil penalties, regulatory enforcement, business disruption, and reputational harm, any of which could have a material adverse effect on our business. In particular, if we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EU or European Economic Area member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in significant monetary penalties and other administrative penalties.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing practices. Recent European court decisions, and regulators’ recent decisions and guidance are driving increased attention to cookies, tracking technologies, and e-marketing practices. If the trend of increasing enforcement continues, this could increase our liability exposure and lead to substantial costs. It could also require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. It may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.
As we continue to expand into other foreign countries and jurisdictions, we may also be subject to additional laws and regulations that may affect how we conduct business.
For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China enacted its Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
We make disclosures and statements regarding our use of personal information through our privacy policies and statements through our products and websites as required by privacy or data protection regulations. Failure (or perceived failure) to comply with our public statements or to adequately disclose our privacy or data protection practices could result in costly investigations by governmental authorities, litigation, and fines, as well as reputational damage and customer loss, which could have material impacts on our revenue and operations. This includes, but is not limited to, lawsuits and enforcement actions brought under the federal FTC Act, state unfair competition laws, state wiretap statutes, and similar laws and regulations.
We also from time to time acquire other companies that collect and process personal information. While we perform due diligence on the technology systems of these companies, there can be no assurance that such companies have not suffered data breaches or system intrusions prior to, or continuing after, our acquisition for which we may be liable.
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
Our use of AI may create significant compliance obligations and liability. For example, the EU is about to adopt a proposed regulation related to AI which will impose onerous obligations on developers, manufacturers, importers and users of AI systems. Other jurisdictions are also considering adopting regulation on AI. Our use of this technology could thus result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. Further, our use of AI may conflict with certain privacy laws and could create liability risks.
Compliance with ever evolving federal and state laws relating to consumer protection and communication privacy laws, and any failure by us to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
Laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.
We utilize a broad mix of marketing programs and platforms to promote our services and content to current and prospective subscribers. Two of our primary means of communicating with our subscribers has been via email and text messages. Actual or perceived improper sending of such email or text messaging communications may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the TCPA and the CAN-SPAM Act. We strive to ensure that all of our marketing communications comply with the requirements set forth in the TCPA and CAN-SPAM Act, any violations could result in the Federal Communications Commission (FCC) and FTC, respectively, seeking civil penalties against us. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct email marketing, telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any current or future such litigation against us could be costly and time-consuming to defend.
In recent years, consumer protection regulations, particularly in connection with marketing on the Internet and consumer privacy, have become more aggressive, and we expect that new laws and regulations will continue to be enacted at the local, state, national, and international levels. In addition, there is extensive regulatory scrutiny of financial publishers and investment newsletters because of concerns over schemes involving touting, front running, “pumping and dumping,” scalping, undisclosed conflicts of interest, deceptive marketing, and false performance claims and testimonials. Any new legislation and enhanced scrutiny, alone or combined with increasingly aggressive enforcement of existing laws, could make our ability to comply with applicable laws and regulations more difficult and expensive. In addition, we have been, and may in the future continue to be, the subject of requests from or investigations by state and federal regulatory bodies, and may be subject to continued or increased regulatory scrutiny in the future. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition.
Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, results of operations, and financial condition.
From time to time, we are subject to allegations, and have been and may become party to legal claims and regulatory proceedings, relating to our business operations. Such claims may include defamation, libel, intellectual property infringement, securities law violations, misappropriation, dilution, violation, fraud or negligence, or other theories of liability, in each case relating to the articles, commentary, investment recommendations, or other information we provide through our services. Such allegations, claims, and proceedings may be brought by third parties, including customers, partners, employees, governmental or regulatory bodies, or competitors, and may include class actions.
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
Our provision for income taxes is subject to volatility and could be adversely affected by a number of factors, including earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expected timing and amount of the release of any tax valuation allowances, tax effects of share-based compensation, outcomes as a result of tax examinations, or changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof.
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
Risks Related to Our Organizational Structure
MarketWise, Inc.’s sole material asset is its interest in MarketWise, LLC, and, accordingly, it will depend on distributions from MarketWise, LLC to pay its taxes and expenses, including payments under the Tax Receivable Agreement. MarketWise, LLC’s ability to make such distributions may be subject to various limitations and restrictions. In certain circumstances, tax distributions payable to MarketWise, Inc. may be substantial and in excess of its tax liabilities and obligations under the Tax Receivable Agreement. To the extent that MarketWise, Inc. does not distribute such excess cash, MarketWise Members would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following an exchange of their LLC Units.
MarketWise, Inc. is a holding company and has no material assets other than its equity interest in MarketWise, LLC. As such, MarketWise, Inc. has no independent means of generating revenue or cash flow, and its ability to pay taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of MarketWise, LLC and its subsidiaries, and distributions MarketWise, Inc. receives from MarketWise, LLC. There can be no assurance that MarketWise, LLC and its subsidiaries will generate sufficient cash flow to distribute funds to MarketWise, Inc., or that applicable state law and contractual restrictions, including negative covenants in any debt agreements of MarketWise, LLC or its subsidiaries, will permit such distributions.
Moreover, MarketWise, Inc. also incurs expenses related to its operations, including payments under the Tax Receivables Agreement, which could be substantial. Because MarketWise, Inc. has no independent means of generating revenue, MarketWise, Inc.’s ability to make tax payments and payments under the Tax Receivable Agreement is dependent on the ability of MarketWise, LLC to make distributions to MarketWise, Inc. in an amount sufficient to cover MarketWise, Inc.’s tax obligations and obligations under the Tax Receivables Agreement.
MarketWise, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to its equityholders, including MarketWise, Inc. Accordingly, MarketWise, Inc. will incur income taxes on its allocable share of any net taxable income of MarketWise, LLC. Under the terms of the Third Amended and Restated Limited Liability Company Operating Agreement of MarketWise, LLC (the “MarketWise Operating Agreement”), MarketWise, LLC is obligated, subject to various limitations and restrictions, including with respect to any debt agreements, to make tax distributions to owners of the common units issued by MarketWise, LLC (“LLC Units”), including MarketWise, Inc. MarketWise, Inc. intends, as MarketWise, LLC’s sole manager, to cause MarketWise, LLC to make cash distributions to the owners of LLC Units in an amount sufficient to (i) fund all or part of such owners’ tax obligations in respect of taxable income allocated to such owners and (ii) cover MarketWise, Inc.’s operating expenses, including payments under the Tax Receivable Agreement. However, MarketWise, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which MarketWise, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering MarketWise, LLC insolvent. If MarketWise, Inc. does not have sufficient funds to pay tax or other liabilities or to fund our operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject us to various restrictions imposed by any such lenders.
As a result of (i) potential differences in the amount of net taxable income allocable to the MarketWise Members, (ii) the lower tax rates currently applicable to corporations as opposed to individuals, and (iii) the favorable tax benefits that MarketWise, Inc. anticipates from any redemptions or exchanges of LLC Units for its Class A common stock or cash pursuant to the MarketWise Operating Agreement in the future, tax distributions payable to MarketWise, Inc. may be in amounts that exceed its actual tax liabilities and obligations to make payments under the Tax Receivable Agreement with respect to the relevant taxable year. MarketWise, Inc.’s board of directors (“Board of Directors”) will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of other expenses or dividends on MarketWise, Inc.’s stock, although MarketWise, Inc. will have no obligation to distribute such cash (or other available cash) to its stockholders. Except as otherwise determined by MarketWise, Inc. as the sole manager of MarketWise, LLC, no adjustments to the exchange ratio for LLC Units and corresponding shares of our Class A common stock will be made as a result of any cash distribution by MarketWise, Inc. or any retention of cash by MarketWise, Inc. To the extent MarketWise, Inc. does not distribute such excess cash as dividends on its Class A common stock, it may take other actions with respect to such excess cash—for example, holding such excess cash or lending it (or a portion thereof) to MarketWise, LLC, which may result in shares of our Class A common stock increasing in value relative to the value of the LLC Units. The MarketWise Members may benefit from any value attributable to such cash balances if they acquire shares of our Class A common stock in exchange for their LLC Units, notwithstanding that such holders may previously have participated as holders of the LLC Units in distributions by MarketWise, LLC that resulted in such excess cash balances.

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
MarketWise, Inc. is a party to the Tax Receivable Agreement with the MarketWise Members and MarketWise, LLC. Under the Tax Receivable Agreement, MarketWise, Inc. generally is required to make cash payments to the MarketWise Members equal to 85% of the tax benefits, if any, that MarketWise, Inc. actually realizes, or in certain circumstances is deemed to realize, as a result of (1) the increases in the tax basis of assets of MarketWise, LLC resulting from any redemptions or exchanges of LLC Units for our Class A common stock or cash by the MarketWise Members pursuant to the MarketWise Operating Agreement, or certain distributions (or deemed distributions) by MarketWise, LLC and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. No such payments will be made to any holders of our Class A common stock unless such holders are also MarketWise Members.
The payment obligations under the Tax Receivable Agreement are MarketWise, Inc.’s obligations and not the obligations of MarketWise, LLC, and the amount of the cash payments that MarketWise, Inc. will be required to make under the Tax Receivable Agreement may be substantial. Any payments made by MarketWise, Inc. to the MarketWise Members under the Tax Receivable Agreement will not be available for reinvestment in the business and will generally reduce the amount of cash that might have otherwise been available to MarketWise, Inc. and its subsidiaries. To the extent MarketWise, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Furthermore, MarketWise, Inc.’s future obligations to make payments under the Tax Receivable Agreement could make MarketWise, Inc. and its subsidiaries a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on the MarketWise Members’ continued ownership of LLC Units or our Class A common stock or our Class B common stock.
MarketWise, Inc.’s failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 90 calendar days of the date on which the payment is required to be made will constitute a material breach of a material obligation under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder, unless the applicable payment is not made because (i) MarketWise, Inc. is prohibited from making such payment under the terms of the Tax Receivable Agreement or the terms governing certain of its indebtedness or (ii) MarketWise, Inc. does not have, and despite using commercially reasonable efforts cannot obtain, sufficient funds to make such payment.
Estimating the amount and timing of MarketWise, Inc.’s realization of tax benefits subject to the Tax Receivable Agreement is by its nature imprecise. The actual increases in tax basis, as well as the amount and timing of MarketWise, Inc.’s ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, as dependent upon significant future events, including the timing of redemptions or exchanges by the MarketWise Members; the price of MarketWise, Inc. Class A common stock at the time of any exchange; the extent to which such exchanges are taxable; the depreciation and amortization periods that apply to the increase in tax basis; the amount of gain recognized by the MarketWise Members; the amount, character and timing of taxable income MarketWise, Inc. generates in the future; the timing and amount of any earlier payments that MarketWise, Inc. may have made under the Tax Receivable Agreement; the tax rates and laws then applicable; and the portion of MarketWise, Inc.’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is also by its nature imprecise and dependent upon significant future events, including those noted above in respect of estimating the amount and timing of MarketWise, Inc.’s realization of tax benefits.
In certain cases, future payments under the Tax Receivable Agreement to the MarketWise Members may be accelerated or significantly exceed the actual benefits MarketWise, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if (i) MarketWise, Inc. materially breaches any of its material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, or (iii) MarketWise, Inc. elects an early termination of the Tax Receivable Agreement, then MarketWise, Inc.’s future obligations, or its successor’s future obligations, under the Tax Receivable Agreement to make payments thereunder would accelerate and become due and payable, based on certain assumptions, including an assumption that MarketWise, Inc. would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement, and an assumption that, as of the effective date of the acceleration, any MarketWise Member that has LLC Units not yet exchanged shall be deemed to have exchanged such LLC Units on such date, even if MarketWise, Inc. does not receive the corresponding tax benefits until a later date when the LLC Units are actually exchanged.
As a result of the foregoing, MarketWise, Inc. would be required to make an immediate cash payment equal to the estimated present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, MarketWise, Inc. could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual tax benefits it ultimately realizes. In these situations, MarketWise, Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative impact on MarketWise, Inc.’s liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. In addition, to the extent that MarketWise, Inc. is unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. There can be no assurance that MarketWise, Inc. will be able to fund or finance its obligations under the Tax Receivable Agreement.
MarketWise, Inc. will not be reimbursed for any payments made to the MarketWise Members under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that MarketWise, Inc. determines, and the IRS or another tax authority may challenge all or part of the tax basis increases or other tax benefits MarketWise, Inc. claims, as well as other related tax positions it takes, and a court could sustain any such challenge. MarketWise, Inc.’s ability to settle or to forgo contesting such challenges may be restricted by the rights of the MarketWise Members pursuant to the Tax Receivable Agreement, and such restrictions apply for as long as the Tax Receivable Agreement remains in effect. In addition, MarketWise, Inc. will not be reimbursed for any cash payments previously made to the MarketWise Members under the Tax Receivable Agreement in the event that any tax benefits initially claimed by MarketWise, Inc. and for which payment has been made to the MarketWise Members are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by MarketWise, Inc. to the MarketWise Members will be netted against any future cash payments that MarketWise, Inc. might otherwise be required to make to the MarketWise Members under the terms of the Tax Receivable Agreement. However, MarketWise, Inc. might not determine that it has effectively made an excess cash payment to the MarketWise Members for a number of years following the initial time of such payment, and, if any of its tax reporting positions are challenged by a taxing authority, MarketWise, Inc. will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments MarketWise, Inc. previously made under the Tax Receivable Agreement could be greater than the amount of future cash payments against which MarketWise, Inc. would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits MarketWise, Inc. claims are complex and factual in nature, and there can be no assurance that the “IRS” or a court will not disagree with MarketWise, Inc.’s tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that MarketWise, Inc. actually realizes in respect of the tax attributes with respect to the MarketWise Members that are the subject of the Tax Receivable Agreement.
If MarketWise, Inc. were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, MarketWise, Inc. and MarketWise, LLC might be subject to potentially significant tax inefficiencies, and MarketWise, Inc. would not be able to recover payments previously made by it under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that MarketWise, LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions, exchanges or other transfers of the LLC Units could cause MarketWise, LLC to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that transfers of LLC Units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of MarketWise, LLC, and the MarketWise Operating Agreement provides for limitations on the ability of holders of LLC Units to redeem, exchange, or otherwise transfer their LLC Units and provides MarketWise, Inc., as the sole manager of MarketWise, LLC, with the right to impose restrictions (in addition to those already in place) on the ability of holders of LLC Units to redeem, exchange, or otherwise transfer their LLC Units to the extent MarketWise, Inc. believes it is necessary to ensure that MarketWise, LLC will continue to be treated as a partnership for U.S. federal income tax purposes.
If MarketWise, LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for MarketWise, Inc. and for MarketWise, LLC. In addition, MarketWise, Inc. may not be able to realize tax benefits covered under the Tax Receivable Agreement, and MarketWise, Inc. would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of MarketWise, LLC’s assets) were subsequently determined to have been unavailable.
If MarketWise, Inc. were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
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
We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the U.S. Securities Act of 1933, as amended (the “Securities Act”). For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2022, as amended ("SOX"); (ii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements; and (iii) exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until December 31, 2025 (the last day of the fiscal year ending after the fifth anniversary of ADAC’s initial public offering), though we may cease to be an emerging growth company earlier if (1) we have more than $1.07 billion in annual gross revenue, (2) we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or (3) we issue, in any three-year period, more than $1.0 billion in non-convertible debt securities held by non-affiliates. We currently intend to take advantage of each of the reduced reporting requirements and exemptions described above. As a result, our securityholders may not have access to certain information they may deem important.
Further, the Jumpstart Our Business Startups Act of 2012, as amended, (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor a company that has opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.
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
It is difficult to predict whether investors will find our securities less attractive as a result of our taking advantage of these exemptions and relief granted to emerging growth companies and smaller reporting companies. If some investors find our securities less attractive as a result, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market price of our securities may be more volatile.
Once we lose our “emerging growth company” and/or “smaller reporting company” status, we will no longer be able to take advantage of certain exemptions from reporting, and we will also be required to comply with the auditor attestation requirements of Section 404 of SOX. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
The dual class structure of our common stock may adversely affect the trading price or liquidity of our Class A common stock.
We cannot predict whether our dual-class structure, combined with the concentrated control of our founder, Chief Executive Officer (“CEO”) and Chairman of our Board of Directors, F. Porter Stansberry, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The MarketWise Members have significant influence over us, including control over decisions that require the approval of MarketWise, Inc. stockholders.
The MarketWise Members control in the aggregate, based on the information available to us, at least 87% of the voting power represented by all of our outstanding classes of stock. Of the MarketWise Members, Monument & Cathedral, LLC controls in the aggregate, based on the information available to us, at least 42% of the voting power represented by all of our outstanding classes of stock, and our CEO and Chairman controls in the aggregate, based on information available to us, at least 18% of the voting power represented by all of our outstanding classes of stock. As a result, the MarketWise Members (and Monument & Cathedral, LLC and F. Porter Stansberry, in particular) may exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our Board of Directors, appointment and removal of officers, any amendment of our Charter or MarketWise, Inc.’s bylaws (our “Bylaws”), and any approval of significant corporate transactions (including a sale of substantially all of MarketWise, LLC’s assets), and will continue to have significant control over our management and policies, including policies around financing, compensation, and declaration of dividends.
Certain MarketWise Members or affiliates of MarketWise Members are members of our Board of Directors, including our CEO and Chairman. These members of our Board of Directors can take actions that have the effect of delaying or preventing a change of control of MarketWise, LLC or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with the MarketWise Members may have an adverse effect on the price of our securities. The interests of the MarketWise Members may not be consistent with your interests as a securityholder.
Our Chairman and CEO has other professional responsibilities which could conflict with the interests of our shareholders.
Our Chairman of the Board of Directors and Chief Executive Officer, F. Porter Stansberry, is also the owner and managing-member of Porter & Company, LLC (“Porter & Co.”), a boutique investment research firm. As a result, Mr. Stansberry does not devote his full time and attention to the affairs of MarketWise, Inc. Mr. Stansberry may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, conflicts may arise if there are issues or disputes under the informal commercial arrangements that exist between Porter & Co. and us. A conflict of interest between our business and Porter & Co. could lead to decisions being made that are not in our best interests and actions being taken that harm our reputation for trustworthiness, which could reduce our subscriber base and have an adverse effect on our business, results of operations and financial condition.
The MarketWise Members have the right to have their LLC Units redeemed or exchanged into shares of Class A common stock, which, if exercised, will dilute your economic interest in MarketWise, Inc.
We have an aggregate of approximately 908,564,019 shares of our Class A common stock authorized but unissued, including 288,092,303 shares of our Class A common stock issuable upon redemption or exchange of LLC Units that are held by the MarketWise Members. Under the terms of the MarketWise Operating Agreement, and subject to certain restrictions set forth therein, the MarketWise Members are entitled to have their LLC Units redeemed or exchanged for shares of our Class A common stock or, at our option, cash. Shares of our Class B common stock held by any such redeeming or exchanging MarketWise Member will be canceled for no additional consideration on a one-for-one basis with the redeemed or exchanged LLC Units whenever the MarketWise Members’ LLC Units are so redeemed or exchanged. While any redemption or exchange of LLC Units and corresponding cancellation of our Class B common stock will reduce the MarketWise Members’ economic interest in MarketWise and its voting interest in MarketWise, Inc., the related issuance of our Class A common stock will dilute your economic interest in us. During the year ended December 31, 2023, pursuant to the terms of the MarketWise Operating Agreement, MarketWise Members exchanged an aggregate of 3,000,000 LLC Units, together with an equal number of shares of Class B common stock for 3,000,000 newly-issued shares of our Class A common stock. The timing or size of any future issuances of our Class A common stock resulting from the redemption or exchange of LLC Units cannot be predicted.
Under certain circumstances, the Sponsor and certain members of our management team will be entitled to the Sponsor Earnout Shares and the Management Member Earnout Shares, as applicable, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
If at any time prior to July 21, 2025 (i) the last reported sale price of Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period or (ii) we consummate a transaction that results in our stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property having a value equal to or exceeding $12.00 per share, Ascendant Sponsor L.P., a Cayman Islands exempted limited partnership and related parties (the “Sponsor”) will be entitled to the release from escrow of 1,525,500 shares of our Class A common stock (representing 50% of the 3,051,000 shares subject to the earn-out escrow) and certain members of our management team will be entitled to an aggregate of 1,000,000 newly issued shares of Class A common stock. Furthermore, if at any time prior to July 21, 2025 (i) the last reported sale price of Class A common stock equals or exceeds $14.00 per share for any 20 trading days within any 30-trading day period or (ii) we consummate a transaction that results in our stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property having a value equal to or exceeding $14.00 per share, the Sponsor will be entitled to the release from escrow of an additional 1,525,500 shares of our Class A common stock (representing the remaining 50% of the 3,051,000 shares subject to the earn-out escrow) (together with the initial 1,525,00 shares of Class A common stock subject to earn-out escrow, the “Sponsor Earnout Shares”) and certain members of our management team will be entitled to an additional 1,000,000 newly issued shares of Class A common stock in the aggregate (together with the initial 1,000,000 shares of Class A common stock to the management team, the “Managing Member Earnout Shares”). To the extent the Management Member Earnout Shares are issued, there will be dilution to the holders of Class A common stock and an increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that the Management Member Earnout Shares may be issued could adversely affect the market price of our securities.
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
On July 21, 2021, we consummated the Transactions with Ascendant Digital Acquisition Corp., a special purpose acquisition company (“ADAC”), pursuant to which we became a publicly traded company. As a result of this transaction, regulatory obligations have, and may continue, to impact us differently than other publicly traded companies. For instance, the SEC and other regulatory agencies may issue additional guidance or apply further regulatory scrutiny to companies like us that have completed a business combination with a special purpose acquisition company. Managing this regulatory environment, which has and may continue to evolve, could divert management’s attention from the operation of our business, negatively impact our ability to raise additional capital when needed, or have an adverse effect on the price of our securities.
The requirements of being a public company require significant resources and management attention and affect our ability to attract and retain executive management and qualified members to our Board of Directors.

As a public company, we have, and will continue to incur legal, regulatory, finance, accounting, investor relations, and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We are now subject to the Exchange Act, including the reporting requirements thereunder, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq rules and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly (although these costs currently unable to be estimated with any degree of certainty), and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. Further, these rules and regulations may make it more difficult and more expensive for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our Board of Directors. We may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, enhanced legal and regulatory regimes and heightened standards relating to corporate governance and disclosure for public companies result in increased legal and financial compliance costs and make some activities more time consuming.
Pursuant to Section 404 of SOX, once we are no longer an emerging growth company or a smaller reporting company, we may be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of complying with Section 404 of SOX will significantly increase, and management’s attention may be further diverted from other business concerns, which could adversely affect our business and results of operations. We may need to hire more employees in the future or engage outside consultants to comply with the requirements of Section 404 of SOX, which will further increase cost and expense.
If we are unable to satisfy its obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory actions and potentially civil litigation.
We have previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of its financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report financial results could be adversely affected.
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
We have implemented a number of steps to enhance our internal control over financial reporting and addressed the material weaknesses, including enhancing our internal review procedures related to the financial reporting process and the implementation of new software tools. Our efforts to remediate the material weaknesses identified above were successful as of December 31, 2023.

Our failure to remediate additional material weaknesses in the future, could adversely affect our ability to report financial information, including filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our Class A common stock and we may be unable to maintain compliance with listing requirements.
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
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify additional deficiencies that we may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404 of SOX.
If we fail to implement the requirements of Section 404 of SOX in the required timeframe once we are no longer an emerging growth company or a smaller reporting company, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the Nasdaq. Furthermore, if we are unable to conclude that our internal controls over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.
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
The market price and trading volume of our securities has been volatile, could decline significantly, and you could lose all or part of your investment.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our Class A common stock in spite of our operating performance, which may limit or prevent investors from readily selling their Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. There can be no assurance that the market price of Class A common stock will not continue to fluctuate widely or decline significantly in the future, or that you will lose all or part of your investment, in response to a number of factors, including, among others, the following:
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
•general economic and market conditions, including any impacts associated with inflation and increased interest rates; and
•other factors described in this “Risk Factors” section and elsewhere in this report.
In addition, broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could harm our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.
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
Continued payment of dividends on our Class A common stock are subject to the continued discretion of our Board of Directors and, consequently, shareholders’ ability to achieve a return on their investment could become limited to appreciation in the price of our common stock.
In 2023, we commenced paying quarterly dividends on shares of our Class A common stock. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, covenants contained within agreements governing our indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board of Directors may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
Investments in equity securities are subject to loss in value.
The Company may allocate a portion of its cash on hand to investments meeting pre-determined guidelines, including U.S.-listed equity securities, with the objective to provide an acceptable rate of return while complying with established risk tolerances and liquidity parameters. See Item 7 “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information. The Company’s holdings may be concentrated in a relatively small number of issuers. A significant decline in the market value of our investments, which are exposed to market volatility, may negatively affect the Company’s financial condition and results of operations. Additionally, we are required under accounting principles to include changes in unrealized gains and losses on equity securities in the Company’s reported net income (loss), even though the Company has not actually realized any gain or loss by selling such securities. Accordingly, changes in the market prices of such securities can have a significant impact on the Company’s reported results for the period, even though those changes do not bear on the performance of the Company’s operating business.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We maintain a cybersecurity program, including policies and procedures designed to protect our systems, operations, and the data utilized and entrusted to us, including by us, from anticipated threats or hazards. We utilize a variety of protective measures as a part of our cybersecurity program. These measures include, where appropriate, access controls, patch management, identity verification and endpoint management software, employee cybersecurity awareness training programs, tools to report anomalous activity, and monitoring of data usage, hardware and software.
Incident Response and Recovery Planning. We have established and maintain incident response and recovery plans that address our response to a cybersecurity incident, and such plans are evaluated on a regular basis.
Third-Party Risk Management. We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
Education and Awareness. We provide regular training for our employees regarding cybersecurity threats and our security policies to equip our employees with tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
In addition to our internal exercises to test aspects of our cybersecurity program, we periodically engage independent third parties to assess the risks associated with our information technology resources and information assets. Among other matters, these third parties analyze data on the interactions of users of our information technology resources, including our employees, and conduct penetration tests and scanning exercises to assess the performance of our cybersecurity systems and processes.
We have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, cash flows, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
Cybersecurity Governance
Our Board, in coordination with the Nominating and Governance (“Nom Gov”) Committee, oversees our cybersecurity program, including the management of risks from cybersecurity threats. The Nom Gov Committee receives regular presentations and reports on cybersecurity risks from our Chief Information Officer (“CIO”), which address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, incident response planning, remediation efforts, employee training and awareness (including the results of our annual cybersecurity training), and information security considerations arising with respect to our peers and third parties. On a regular basis, our Nom Gov Committee discusses our approach to cybersecurity risk management with our CIO, including planned initiatives to help the Board evaluate the effectiveness of our cybersecurity program. The Board receives occasional updates from the Nom Gov Committee and CIO on the effectiveness of our cybersecurity program. When appropriate, the Board also receives reports concerning the detection, mitigation and remediation of cybersecurity threats and incidents
Our CIO has over 25 years of software engineering experience including over ten years of being responsible for MarketWise’s cybersecurity. In coordination with our executive team, our CIO and our Senior Vice President of IT Operations work collaboratively across the Company to implement a program intended to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response plan. Our CIO and management monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Board.

Item 2. Properties.
We lease all of our properties and do not own any real property. Our headquarters house our executive management team, content-producing teams, and the functional groups of information technology, accounting and finance, human resources, and legal.
For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements, or use alternate facilities. We believe that our properties are adequate for our needs and believe that we should be able to renew any of these leases or secure similar property without an adverse impact on our operations.

Location	Type	Square Feet
Baltimore, MD	Office Space and headquarters	46,000
Delray Beach, FL	Office Space	19,000
Tampa, FL	Office Space	2,600
Fernandina Beach, FL	Office Space	2,200
Arlington, VA	Office Space	300

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
Holders
As of December 31, 2023, there were 43 holders of record of our Class A common stock, which does not reflect the beneficial ownership of shares held in nominee name, and 26 holders of record of our Class B common stock.
Dividend Policy
In 2023, we commenced paying quarterly dividends on shares of our Class A common stock and distributions on our LLC units. We also declared a special dividend and a special distribution on October 18, 2023. There can be no assurance that we will continue to pay dividends in the future.
The payment of any future dividends and distributions will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.
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
Simultaneously with the consummation of the initial public offering and the exercise of the over-allotment option, ADAC consummated a private placement of 10,280,000 Private Placement Warrants (as defined and discussed in our Current Report on Form 8-K filed with the SEC on July 28, 2021) to its Sponsor, Ascendant Sponsor LP, at a price of $1.00 per Private Placement Warrant, generating total additional proceeds of $10,280,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
ADAC incurred $23.4 million in transaction costs, including $14.5 million of underwriting fees. Following the initial public offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $414.6 million was placed in a trust account. On July 21, 2021, after deducting payments to existing stockholders of $387.7 million in connection with the exercise of their redemption rights, the payment of the $14.5 million of deferred underwriting fees, and a total of $48.8 million in expenses in connection with the Transaction (defined below) paid from the trust account, and after including the proceeds of $150.0 million from the issuance and sale of our Class A common stock from the PIPE investment, we recorded $113.6 million net cash proceeds, which has been used to fund operating expenses.
Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this report.
Issuer Purchases of Equity Securities
In November 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of our Class A common stock. There were no share repurchases made by or on behalf of MarketWise, Inc. of its common stock during the three months ended December 31, 2023. The share repurchase program expired by its terms on November 3, 2023.

Item 6. [Reserved.]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “the Company,” “we,” “us,” and “our”), should be read together with our audited consolidated financial statements as of December 31, 2023 and 2022 and for each of the years ended December 31, 2023, 2022 and 2021 included elsewhere in this report. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” in this report.
Overview
We are a leading multi-brand platform of subscription businesses that provides premium financial research, software, education, and tools for self-directed investors. We offer a comprehensive portfolio of high-quality, independent investment research, as well as several software and analytical tools, on a subscription basis.
MarketWise started in 1999 with the simple idea that, if we could publish intelligent, independent, insightful, and in-depth investment research and treat the subscriber the way we would want to be treated, then subscribers would renew their subscriptions and stay with us. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research brands such as Stansberry Research, Chaikin Analytics, InvestorPlace, and TradeSmith. Our entire investment research product portfolio is 100% digital and channel agnostic, and we offer all of our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
Today, we benefit from the confluence of a leading editorial team, diverse portfolio of content and brands, and comprehensive suite of investor-centric tools that appeal to a broad subscriber base.
2023 Highlights
In May, we initiated paying dividends to our Class A common stockholders and distributions to holders of our LLC Units.
In September, our Company’s founder, Porter Stansberry, returned to the Board of Directors and in October, was appointed Chairman of the Board and CEO. He immediately initiated an internal review of current operations with the intent to enhance alignment, improve efficiency, and increase cash flow and intrinsic value of the business, and enacted several leadership changes and headcount reduction initiatives. We also announced a special dividend and distribution totaling approximately $50 million.
In October, we reorganized our reporting structure by merging our Empire Financial Research business that was previously included in our Roundtable Research reporting unit into our 1729 Research reporting unit, which is one of our three reporting units. See also Note 2 – Summary of Significant Accounting Policies - Segment Information to our consolidated financial statements included elsewhere in this Form 10-K.
In December, as a result of continuing losses, we sold our Buttonwood Publishing business, which we had acquired in 2022, to a related party, for contingent consideration estimated at $1.3 million based on the level of subscription sales the buyer achieves from certain customers beginning from the sale date through December 1, 2026. We recorded impairment charges totaling approximately $2.6 million related to this business and in connection with the sale transaction.
The following table presents net cash provided by operating activities (“CFFO”), and the related margin as a percentage of net revenue, and Adjusted CFFO (as defined below), a non-GAAP measure, and the related margin as a percentage of Billings, for each of the periods presented. For more information on Adjusted CFFO and Adjusted CFFO Margin (as defined below), see “— Non-GAAP Financial Measures.”

(In thousands)	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$62,428	$48,374	$63,632
Total net revenue	448,182	512,403	549,183
Net cash provided by operating activities margin	13.9%	9.4%	11.6%

Adjusted CFFO	$66,368	$59,324	$197,081
Billings	382,411	459,487	729,893
Adjusted CFFO Margin	17.4%	12.9%	27.0%

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
Our Paid Subscribers as of December 31, 2023 generated average customer lifetime Billings of approximately $1,494, resulting in a LTV/CAC ratio (as defined below) of approximately 2.3x. On average, over the past three years, it has taken approximately 1.1 to 1.6 years for a Paid Subscriber’s cumulative net revenue to exceed the total cost of acquiring that subscriber (which includes fixed costs, such as marketing salaries). For more information on our LTV/CAC ratio and the components of this ratio, see “—Definitions of Metrics.”
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription. We seek and typically achieve 90-day payback periods to cover this variable component of the direct marketing spend.
As of December 31, 2023, our Paid Subscriber base was 737 thousand, down 104 thousand, or 12.4% as compared to 841 thousand at December 31, 2022. Our base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2021, direct-to-paid acquisition has accounted for approximately 58% of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately 42% of our annual Paid Subscriber acquisition.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free Subscribers and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of December 31, 2023 was $503, which decreased 3.1% from $519 as of December 31, 2022. For more information on ARPU, see “Key Business Metrics — Average Revenue Per User.”
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and membership “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our high-value composition rate reflects the rate at which Paid Subscribers that have purchased less than $600 of our products over their lifetime convert into subscribers that have purchased more than $600. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the rate at which high value Paid Subscribers that have purchased more than $600 of our products over their lifetime convert into subscribers that have purchased more than $5,000. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of December 31, 2023, our high-value composition rate and ultra high-value composition rate were 48% and 40%, respectively.
We may face challenges and uncertainty in retaining and expanding relationships with existing subscribers due to the wind-down of operations of Legacy Research announced in February 2024 and any reputational harm associated with misconduct of former employees as discussed in the Risk Factor Failure to maintain and protect our reputation for trustworthiness and independence may harm our business included elsewhere in this annual report.

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

	Year Ended December 31,
	2023	2022	2021
Free Subscribers	16,446,752	15,702,545	13,699,910
Active Free Subscribers	4,067,199	4,295,508	4,528,969
Paid Subscribers	737,140	841,277	971,534
ARPU	$503	$519	$742
New "Marketing" Billings (in thousands)	$278,260	$333,612	$596,732
Net "Renewal" Billings (in thousands)	$96,767	$120,272	$121,205
Other Billings (in thousands)	$7,384	$5,603	$11,956
Total Billings (in thousands)	$382,411	$459,487	729,893
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
In order to better describe our universe of Free Subscribers, we recognize sub-categories of Free Subscribers – Active and Passive Free Subscribers. Active Free Subscribers are those Free Subscribers with whom we have engaged during the most recent quarter and represent those individuals who have received and/or consumed our content and offers to purchase other publications on a regular basis during that same quarter. Our analysis indicates that this population of Active Free Subscribers is more likely to continue to consume content and convert to a Paid Subscriber. Passive Free Subscribers represent those individuals who have not directly received our content during the most recent quarter, however, they remain included in our Free Subscriber population as defined above and may continue to consume content from our platforms. We expect the composition of our Active and Passive Free Subscribers will change over time as we refine our marketing and data analysis techniques aimed at converting Free Subscribers to Paid Subscribers.
Free Subscribers increased by 0.7 million, or 4.7%, to 16.4 million at December 31, 2023 as compared to 15.7 million at December 31, 2022. As of December 31, 2023, Active Free Subscribers decreased by 0.2 million, or 5.3%, to 4.1 million as compared to 4.3 million as of December 31, 2022. The year over year decline in Active Free Subscribers is a result of decreased engagement with our Free Subscriber community as consumer engagement continues to be soft.
Free Subscribers increased by 2.0 million, or 14.6%, to 15.7 million as of December 31, 2022 as compared to 13.7 million as of December 31, 2021. As of December 31, 2022, Active Free Subscribers decreased by 0.2 million, or 5.2%, to 4.3 million as compared to 4.5 million as of December 31, 2021.
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
Total Paid Subscribers decreased by 104 thousand, or 12.4%, to 737 thousand as of December 31, 2023 as compared to 841 thousand at December 31, 2022, driven by soft consumer engagement and a significant decrease in direct marketing spend as we focus on maintenance of profitability . The decreases from these factors were compounded by the loss of approximately 16 thousand paid subscribers as part of the sale of Buttonwood Publishing in fourth quarter 2023.
Total Paid Subscribers decreased by 130 thousand, or 13.4%, to 841 thousand as of December 31, 2022 as compared to 972 thousand as of December 31, 2021, driven by volatility across asset classes, high-inflation environment, and fears of recession that left prospective and existing subscribers hesitant to purchase or upgrade as they assessed the latest economic data and the Federal Reserve’s potential next steps. These trends, which began in first quarter 2022, continued to slow our new subscriber acquisition through fourth quarter 2022. The decreases from these factors were partially offset by the addition of approximately 16 thousand paid subscribers that joined our list with the Buttonwood Publishing transaction in third quarter 2022.
Subscriber count churn has ranged from approximately 2.3% to 2.7% per month between 2021 and 2023. Almost all of the subscribers who churned in 2023 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 70% from 2021 to 2023, is a more meaningful gauge of subscriber satisfaction.
Average Revenue Per User (“ARPU”). We calculate ARPU as the trailing four quarters of net Billings divided by the average number of quarterly total Paid Subscribers over that period. We believe ARPU is a key indicator of how successful we are in attracting subscribers to higher-value content. We believe that our high ARPU is indicative of the trust we build with our subscribers and of the value they see in our products and services.
ARPU decreased by $16, or 3.1%, to $503 as of December 31, 2023 as compared to $519 as of December 31, 2022. The year-over-year decrease was driven by a 17% decrease in trailing four quarter Billings, while trailing four quarter average Paid Subscribers only decreased by 14%. The decrease in trailing four quarter Billings was driven by reduced engagement of prospective and existing subscribers, as further discussed in —Billings below.
ARPU decreased by $223, or 30.1%, to $519 as of December 31, 2022 as compared to $742 as of December 31, 2021. The year-over-year decrease was driven by a 37% decrease in trailing four quarter Billings in 2021, which significantly outpaced the decrease in trailing four quarter average Paid Subscribers of 10%. The decrease in trailing four quarter Billings was due in part to the volatility across asset classes, high-inflation environment, and fears of recession that had been in place since first quarter 2022, which we believe left prospective and existing subscribers hesitant to purchase or upgrade as they assess the latest economic data and the Federal Reserve’s potential next steps. Most of our new subscribers join us via entry level publications, which are generally at lower price points, and thus are initially dilutive to ARPU.
While they have declined somewhat recently, our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 1.5 years, 1.5 years, and 0.9 years for the years ended December 31, 2023, 2022 and 2021, respectively. Our payback period remains elevated primarily due to a combination of increased customer acquisition costs and the hesitancy of these subscribers to make additional purchases. The payback period was lower in 2021 with conversion rates still relatively high and, to a far lesser degree, lower costs for media spend as demand was somewhat constrained as the pandemic lingered.
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
We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.
New Marketing Billings are Billings from all new subscription sales. New Marketing Billings decreased by $55.4 million, or 16.6%, to $278.3 million in 2023 as compared to $333.6 million in 2022. Soft consumer engagement driven by external factors led us to significantly decrease our direct marketing spend to maintain profitability. As a result, we generated fewer new subscribers. Existing subscribers were also reluctant to purchase higher priced subscriptions, also contributing to the decline.
New Marketing Billings decreased by $263.1 million, or 44.1%, to $333.6 million in 2022 as compared to $596.7 million in 2021. The same factors impacting 2023 began in 2022. However, the decline in 2022 was far more substantial as we came off of record levels of engagement, direct marketing spend, and a partial year of low inflation in 2021.
Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings decreased by $23.5 million, or 19.5%, to $96.8 million in 2023 as compared to $120.3 million in 2022. This is primarily a function of a significant decrease (approximately 120 thousand) in average Paid Subscribers in 2023 versus 2022.
Net Renewal Billings decreased by $0.9 million, or 0.8%, to $120.3 million in 2022 as compared to $121.2 million in 2021. A decrease in net renewal billings from term subscriptions of $9.6 million was almost entirely offset by an increase in net renewal billings from membership maintenance fees of $8.7 million, following a significant 40% increase in membership subscribers in 2021. Those new membership subscribers will first pay maintenance fees on the anniversary of their first membership subscription.
Other Billings are Billings from revenue share, advertising and conferences. Other Billings increased by $1.8 million or 31.8 % to $7.4 million in 2023 as compared to $5.6 million in 2022 as a result of increasing revenue share activity with external parties.
Other Billings decreased by $6.4 million or 53.1% to $5.6 million in 2022 as compared to $12.0 million in 2021 as a result of decreasing revenue share activity with external parties.
Total Billings decreased by $77.1 million, or 16.8%, to $382.4 million in 2023 as compared to $459.5 million in 2022. Levels of engagement as measured by landing page visits steadied in 2023; however the overall rate of conversion to paid products continued to decline. Many external factors that began in 2022 continue to impact prospective and existing subscribers such as inflation, volatility across asset classes and federal reserve tightening. While the growth of 12 month inflation rates has declined year over year, the consumer price index was still up 3.4%. We believe this continues to create reluctance among prospective and existing subscribers to purchase our higher priced subscriptions.
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
During the year ended December 31, 2023 we recorded stock-based compensation related to the MarketWise, Inc. 2021 Incentive Award Plan effective on July 21, 2021 (as amended, the “2021 Incentive Award Plan”), our Employee Stock Purchase Plan (“ESPP”), and profits interests. During the year ended December 31, 2022 we recorded stock-based compensation related to our 2021 Incentive Award Plan and our ESPP. During the year ended December 31, 2021 we recorded stock-based compensation related to our 2021 Incentive Award Plan and the incentive compensation equity interest which MarketWise, LLC granted to certain key employees prior to consummation of the Transaction ("Class B Units'’).
We recognized stock-based compensation expenses related to our 2021 Incentive Award Plan and our ESPP of $22.6 million and $9.0 million for the years ended December 31, 2023 and 2022, respectively.
Stock-based compensation expense during 2021 is primarily related to the Class B Units. We recognized stock-based compensation expenses related to the Class B Units of $1,058.4 million for the year ended December 31, 2021, which includes profits distributions to holders of Class B Units of $123.4 million. Prior to the Transactions, the Class B Units were classified as liabilities as opposed to equity and remeasured to fair value at the end of each reporting period, with the change in fair value being charged to stock-based compensation expense. Because the Class B Units were classified as liabilities on our consolidated balance sheet prior to the Transactions, all profits distributions made to the holders of the Class B Units were considered to be stock-based compensation expenses.
Upon completion of the Transactions, all Class B Units of MarketWise, LLC fully vested as of the transaction date, and the original operating agreement of MarketWise, LLC (“Prior MarketWise Operating Agreement”) was terminated and replaced by the MarketWise Operating Agreement consistent with the Company’s Up-C structure. The MarketWise Operating Agreement does not contain the put and call options that existed under the Prior MarketWise Operating Agreement, and the LLC Units are treated as common equity under the MarketWise Operating Agreement and do not generate stock-based compensation expense. Therefore, the Class B Units liability was reclassified to equity as of the transaction date and stock-based compensation expense associated with the Class B Units ceased after the transaction date.
As a result of the Transactions, in which all Class B Units were converted into LLC Units, we no longer recognize stock-based compensation expenses related to the Class B Units for periods after the consummation of the Transactions. While going forward we do not expect to incur the levels of stock-based compensation expense we have historically as a result the liability-award classification of the Class B Units, we will continue to incur stock-based compensation expense in the ordinary course of business.
See also Note 11 – Stock-Based Compensation to our consolidated financial statements included elsewhere in this Form 10-K.

The total amount of stock-based compensation expense included within each of the respective line items in the consolidated statement of operations is as follows:

(In thousands)	Year Ended December 31, 2023
	2023	2022	2021
Cost of revenue	$2,922	$1,972	$171,804
Sales and marketing	3,185	2,209	48,098
General and administrative	17,277	4,864	843,449
Total stock based-compensation expense	$23,384	$9,045	$1,063,351
Cost of Revenue
Cost of revenue consists primarily of payroll and payroll-related costs associated with producing and publishing MarketWise’s content, hosting fees, customer service, credit card processing fees, product costs, and allocated overhead. Cost of revenue is exclusive of depreciation and amortization, which is shown as a separate line item.
Within cost of revenue are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $2.9 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively.
Cost of revenue also includes stock-based compensation expenses related to the Class B units of $170.5 million for the year ended December 31, 2021, which includes profits distributions to holders of Class B Units of $22.8 million.
Sales and Marketing
Sales and marketing expenses consist primarily of payroll and related costs, amortization of deferred contract acquisition costs, agency costs, advertising campaigns, and branding initiatives. Sales and marketing expenses are exclusive of depreciation and amortization shown as a separate line item.
Within sales and marketing are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $3.2 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.
Sales and marketing also includes stock-based compensation expenses related to the Class B units of $46.4 million for the year ended December 31, 2021, which includes profits distributions to holders of Class B Units of $3.8 million.
General and Administrative
General and administrative expenses consist primarily of payroll and related costs associated with our finance, legal, information technology, human resources, executive, and administrative personnel, legal fees, corporate insurance, office expenses, professional fees, and travel and entertainment costs.
Within general and administrative are stock-based compensation expenses related to the 2021 Incentive Award Plan and the ESPP of $16.5 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively.
General and administrative also includes stock-based compensation expenses related to the Class B units of $841.5 million for the year ended December 31, 2021, which includes profits distributions to holders of Class B Units of $96.8 million.
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
Impairment Losses
Impairment losses include charges for deferred contract acquisition costs, intangible assets, and right of use assets related to our Buttonwood Publishing business.
Related Party Expense
Related party expenses primarily consist of Board of Director compensation, revenue share expenses, and expenses for certain corporate functions performed by a related party for certain historic periods.
Other Income (Expense), Net
Other income, net primarily consists of the net gains on our embedded derivative instruments and on sales of cryptocurrencies.
Interest (Expense) Income, Net
Interest (expense) income, net primarily consists of interest income from our money market accounts, as well as interest expense related to the 2021 Credit Facility (as defined and further discussed below).
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
•Net income for the years ended December 31, 2023 and 2022 were fully in the post-Transactions period and therefore attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests. As of December 31, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 11.2% and the noncontrolling interest was 88.8%. For the year ended December 31, 2023 net income attributable to controlling interests included a $1.8 million tax provision, which is 100% attributable to the controlling interest.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Year Ended December 31, 2023
	2023	2022	2021
Net revenue	$443,245	$510,040	$547,899
Related party revenue	4,937	2,363	1,284
Total net revenue	448,182	512,403	549,183
Operating expenses:
Cost of revenue(1)(2)	56,802	62,697	239,251
Sales and marketing(1)(2)	198,592	235,326	296,934
General and administrative(1)(2)	125,176	114,810	960,183
Research and development(1)(2)	8,831	8,817	7,487
Depreciation and amortization	3,821	3,091	2,676
Impairment losses	2,583	—	—
Related party expense	572	379	10,245
Total operating expenses	396,377	425,120	1,516,776
Income (loss) from operations	51,805	87,283	(967,593)
Other income (expense), net	(611)	15,672	16,178
Interest (expense) income, net	4,904	(295)	(110)
Income (loss) before income taxes	56,098	102,660	(951,525)
Income tax expense	1,803	1,490	2,358
Net income (loss)	54,295	101,170	(953,883)
Net income attributable to noncontrolling interests	52,513	83,180	59,426
Net income (loss) attributable to MarketWise, Inc.	$1,782	$17,990	$(1,013,309)
__________________
(1)Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

(In thousands)	Year Ended December 31, 2021
	2023	2022	2021
Cost of revenue	$2,922	$1,972	$171,804
Sales and marketing	3,185	2,209	48,098
General and administrative	17,277	4,864	843,449
Total stock based-compensation expense	$23,384	$9,045	$1,063,351
(2)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31, 2023
	2023	2022	2021
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	12.7%	12.2%	43.6%
Sales and marketing(1)	44.3%	45.9%	54.1%
General and administrative(1)	27.9%	22.4%	174.8%
Research and development(1)	2.0%	1.7%	1.4%
Depreciation and amortization	0.9%	0.6%	0.5%
Impairment losses	0.6%	—%	—%
Related party expense	0.1%	0.1%	1.9%
Total operating expenses	88.4%	83.0%	276.2%
Income (loss) from operations	11.6%	17.0%	(176.2)%
Other income (expense), net	(0.1)%	3.1%	2.9%
Interest (expense) income, net	1.1%	(0.1)%	0.0%
Income (loss) before income taxes	12.5%	20.0%	(173.3)%
Income tax expense	0.4%	0.3%	0.4%
Net income (loss)	12.1%	19.7%	(173.7)%
Net income attributable to noncontrolling interests	11.7%	16.2%	10.8%
Net income (loss) attributable to MarketWise, Inc.	0.4%	3.5%	(184.5)%
__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Years Ended December 31, 2023 and 2022
Net Revenue

(In thousands)	Year Ended December 31,		$ Change	% Change
	2023	2022
Net revenue	$448,182	$512,403	$(64,221)	(12.5)%
The decrease in net revenue was primarily driven by a $56.5 million decrease in term subscription revenue and a $10.0 million decrease in membership subscription revenue, partially offset by a $2.3 million increase in non-subscription revenue. Revenue from Buttonwood Publishing, the business we acquired in August 2022, was $3.9 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively.
Term subscription revenue decreased during the year ended December 31, 2023 primarily due to lower Billings as compared to the 2022 period which was driven by reduced engagement of prospective and existing subscribers in the 2023 period. Membership subscription revenue, which is initially deferred and recognized over a five-year period, decreased during the year ended December 31, 2023 as a result of lower volume of membership subscriptions in current and prior years.

Operating Expenses

(In thousands)	Year Ended December 31,		$ Change	% Change
	2023	2022
Operating expenses:
Cost of revenue	$56,802	$62,697	$(5,895)	(9.4)%
Sales and marketing	198,592	235,326	(36,734)	(15.6)%
General and administrative	125,176	114,810	10,366	9.0%
Research and development	8,831	8,817	14	0.2%
Depreciation and amortization	3,821	3,091	730	23.6%
Impairment losses	2,583	—	2,583	N/M
Related party expenses	572	379	193	50.9%
Total operating expenses	$396,377	$425,120	$(28,743)	(6.8)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $3.1 million decrease in salaries, taxes and benefits, a $2.1 million decrease in credit card fees, a $1.2 million decrease in outside labor, primarily related to customer service, and a $0.6 million decrease related to subscription printing and postage. This was partially offset by a $1.0 million increase in stock-based compensation expense and a $0.8 million increase in freelance editorial expense.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $53.0 million decrease in marketing expense as we have reduced our marketing spend as part of our cost reduction initiatives and due to higher per unit subscriber acquisition costs. This was partially offset by a $14.2 million increase in amortization of deferred contract acquisition costs, a $1.1 million increase in salaries, taxes and benefits, and a $1.0 million increase in stock-based compensation expense.
General and Administrative
General and administrative expense increased primarily driven by a $12.4 million increase in stock-based compensation expense which included $10.7 million related to grants of fully vested shares and $0.7 million related to the accelerated vesting of RSUs of certain former executives, a $9.6 million increase in incentive compensation, and a $2.6 million increase related to sales tax. This was partially offset by a $3.8 million decrease in severance expense, a $3.2 million decrease in professional fees, a $3.1 million decrease in salaries, taxes and benefits, a $1.1 million decrease in non-software subscriptions, a $1.0 million decrease in insurance expense, and a $0.9 million decrease in software expense.
Impairment Losses
Impairment losses increased due to charges related to deferred contract acquisition costs, intangible assets, and operating lease right of use assets related to our Buttonwood Publishing business that we sold in December 2023.

Comparison of the Years Ended December 31, 2022 and 2021
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
Cost of Revenue
Cost of revenue decreased primarily driven by a $170.5 million decrease in stock-based compensation expense related to holders of Class B Units, a $5.7 million decrease in credit card fees, a $1.9 million decrease in freelance editorial expense, and a $1.5 million decrease in outsourced customer service. This was partially offset a $2.6 million increase in salaries, taxes and benefits, and a $0.7 million increase in stock-based compensation expense related to awards under the 2021 Incentive Award Plan.
Approximately $22.8 million of the decrease in Class B stock-based compensation expense was due to distributions, and $147.7 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, both of which were related to the Transactions.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $46.4 million decrease in stock-based compensation expense related to holders of Class B Units, and a $46.0 million decrease in marketing as we have reduced our marketing spend as part of our cost reduction initiatives and due to higher per unit subscriber acquisition costs resulting from higher post-COVID increases in demand for display advertising. This was partially offset by a $26.0 million increase in amortization of deferred contract acquisition costs, and a $4.6 million increase in salaries, taxes and benefits.
Approximately $3.8 million of the decrease in Class B stock-based compensation expense was due to distributions, and $42.6 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, both of which were related to the Transactions.
General and Administrative
General and administrative expense decreased primarily driven by a $841.5 million decrease in stock-based compensation expense related to holders of Class B Units, a $16.7 million decrease in incentive compensation and profits interest expenses, and a $3.8 million decrease related to sales tax. This was partially offset by a $9.4 million increase in severance expense, a $4.0 million increase in professional fees primarily due to higher fees related to the warrant exchange transaction and fees capitalized related to the Transactions in third quarter 2021, a $2.9 million increase in stock-based compensation related to awards under the 2021 Incentive Award Plan and the ESPP, a $2.9 million increase in software expense, and a $1.5 million increase in insurance expense.
Approximately $96.8 million of the decrease in Class B stock-based compensation expense was due to distributions, and $744.7 million of the decrease was related to the change in fair value and the accelerated vesting of the Class B units, both of which were related to the Transactions.
Related Party Expense
Related party expense decreased driven by a discretionary, one-time, non-employee bonus payment of $10.0 million to the Company’s founder, who is a Class B common stockholder, in July 2021.

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

(In thousands)	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Adjusted CFFO	$66,368	$59,324	$197,081	11.9%	(69.9)%
Adjusted CFFO Margin	17.4%	12.9%	27.0%
Adjusted CFFO / Adjusted CFFO Margin
In addition to our results determined in accordance with GAAP, we disclose the non-GAAP financial measure Adjusted CFFO and Adjusted CFFO Margin. We define Adjusted CFFO as cash flow from operations plus profits distributions that were recorded as stock-based compensation expense from the Class B Units, plus or minus any non-recurring items. Profits distributions to Class B unitholders included amounts attributable to the holders’ potential tax liability with respect to the Class B Units (i.e., there was no tax withholding, and the full amount of allocable profit was distributed, subject to the terms of the Prior MarketWise Operating Agreement). We define Adjusted CFFO Margin as Adjusted CFFO as a percentage of Billings.
We believe that Adjusted CFFO and Adjusted CFFO Margin are useful indicators that provide information to management and investors about our ability to generate cash, and for internal planning and forecasting purposes.
We have presented Adjusted CFFO because we believe it provides investors with greater comparability of our ability to generate cash without the effects of stock-based compensation expense related to holders of Class B Units that will not continue following the consummation of the Transactions, in which all Class B Units were converted into LLC Units. Following the consummation of the Transactions, we will make certain tax distributions to the MarketWise Members in amounts sufficient to pay individual income taxes on their respective allocation of the profits of MarketWise, LLC at then prevailing individual income tax rates. These distributions will not be recorded on MarketWise, Inc.’s income statement, and will be reflected on MarketWise, Inc.’s cash flow statement as cash used in financing activities. The cash used to make these distributions will not be available to us for use in the business.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Net cash provided by operating activities	$62,428	$48,374	$63,632	29.1%	(24.0)%
Profits distributions to Class B unitholders included in stock-based compensation expense	—	—	123,449	N/M	(100.0)%
Non-recurring expenses	3,940	10,950	10,000	(64.0)%	9.5%
Adjusted CFFO	$66,368	$59,324	$197,081	11.9%	(69.9)%
The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Year Ended December 31,			% change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Net cash provided by operating activities	$62,428	$48,374	$63,632	29.1%	(24.0)%
Total net revenue	448,182	512,403	549,183	(12.5)%	(6.7)%
Net cash provided by operating activities margin	13.9%	9.4%	11.6%

Adjusted CFFO	$66,368	$59,324	$197,081	11.9%	(69.9)%
Billings	382,411	459,487	729,893	(16.8)%	(37.0)%
Adjusted CFFO Margin	17.4%	12.9%	27.0%

CFFO for the year ended December 31, 2023 was primarily due to net income of $54.3 million adjusted for non-cash items of $37.1 million and a net decrease in our operating assets and liabilities of $29.0 million.
Adjusted CFFO increased by $7.0 million, or 11.9%, in 2023. Adjusted CFFO in 2023 was impacted by a decrease of $77.1 million in Billings, and net changes in working capital of $29.0 million, partially offset by non-cash charges including stock-based compensation of $37.1 million.
The difference between Adjusted CFFO and CFFO in 2023 is $3.9 million, which are one-time costs related to severance payments. The difference between Adjusted CFFO and CFFO in 2022 is $11.0 million, which are one-time costs related to severance payments and professional fees related to our warrant exchange transaction.
Adjusted CFFO decreased by $137.8 million, or 69.9%, in 2022, primarily driven by an decrease of $270.4 million in Billings.

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
The Company estimates that the amount of float was approximately $120.5 million and $94.1 million as of December 31, 2023 and December 31, 2022, respectively.
The Company invests a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the year ended December 31, 2023, the Company earned interest income of $5.7 million on our cash portfolio.
The Company may allocate a portion of our “float” to investments meeting pre-determined guidelines, including U.S.-listed equity securities, with the objective to provide an acceptable rate of return while complying with established risk tolerances and liquidity parameters. The Board of Directors is responsible for approving investment decisions. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations.
As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $155.2 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. Restricted cash is comprised of reserves held with credit card processors for chargebacks and refunds. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. The 2021 Credit Facility (as defined and further discussed below) can be used to finance permitted acquisitions, for working capital and general corporate purposes. We expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

In 2023, we commenced paying quarterly dividends on shares of our Class A common stock and distributions on our LLC units. We also declared a special dividend and a special distribution on October 18, 2023. There can be no assurance that we will continue to pay dividends or in the future. The payment of any future dividends and distributions will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.
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
The Tax Receivable Agreement provides that if (i) MarketWise, Inc. materially breaches any of its material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, or (iii) MarketWise, Inc. elects an early termination of the Tax Receivable Agreement, then MarketWise, Inc.’s future obligations, or its successor’s future obligations, under the Tax Receivable Agreement to make payments thereunder would accelerate and become due and payable, based on certain assumptions, including an assumption that MarketWise, Inc. would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement, and an assumption that, as of the effective date of the acceleration, any MarketWise Member that has LLC Units not yet exchanged shall be deemed to have exchanged such LLC Units on such date, even if MarketWise, Inc. does not receive the corresponding tax benefits until a later date when the LLC Units are actually exchanged. As a result of the foregoing, MarketWise, Inc. would be required to make an immediate cash payment equal to the estimated present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of those future tax benefits and, therefore, MarketWise, Inc. could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual tax benefits it ultimately realizes.
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
Credit Facilities
In 2021, MarketWise, LLC, entered into a loan and security agreement (as amended, the “Loan and Security Agreement”) providing for up to $150 million of commitments under a revolving credit facility (the “2021 Credit Facility”), including a $5 million letter of credit sublimit, and allows for revolving commitments under the 2021 Credit Facility to be increased or new term commitments to be established by up to $65 million. The existing lenders under the 2021 Credit Facility are entitled, but not obligated, to provide such incremental commitments. The 2021 Credit Facility has a term of 3 years, maturing on October 29, 2024. On May 2, 2023, MarketWise, LLC entered into the First Amendment to the Loan and Security Agreement, which provides, among other things, a transition away from LIBOR to SOFR as the basis for the interest rate.

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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of December 31, 2023, there were no outstanding advances under the 2021 Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of December 31, 2023, we were in compliance with these covenants.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$62,428	$48,374	$63,632
Net cash used in investing activities	(1,897)	(13,238)	(8,311)
Net cash used in financing activities	(63,953)	(16,192)	(30,678)
Operating Activities
For the year ended December 31, 2023, net cash provided by operating activities was $62.4 million, primarily due to net income of $54.3 million adjusted for net non-cash items which increased cash by $37.1 million, and net changes in our operating assets and liabilities which reduced cash by $29.0 million, largely due to timing differences in the net receipt of cash. The non-cash items include stock-based compensation expense of $23.4 million, impairment losses of $2.6 million, deferred income taxes of $1.8 million, and loss on sale of business of $1.6 million. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $67.1 million due to our overall decrease in sales, partially offset by a net decrease in deferred contract acquisition costs of $31.3 million, and an increase in accrued expenses of $9.1 million.
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
Investing Activities
For the year ended December 31, 2023, net cash used in investing activities was $1.9 million, primarily driven by the payment of $1.7 million related to capitalized software development costs.
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
Financing Activities
For the year ended December 31, 2023, net cash used in financing activities was $64.0 million, primarily due to $52.9 million in distributions to noncontrolling interests and $5.7 million in dividends paid. We initiated paying dividends to Class A common stockholders and distributions to holders of LLC Units in 2023. In addition, we paid a special dividend and special distribution in 2023.
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

We also offer membership subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually thereafter. Certain upfront fees on membership subscriptions are paid in installments over a 12-month period and, from time to time, over multiple years. We recognize revenue related to membership subscriptions over the estimated customer lives, which is five years. Management has determined the estimated life of membership customers based on historic customer attrition rates. The estimated life of membership customers was five years for each of the years ended December 31, 2023, 2022 and 2021.
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
We capitalize incremental costs that are directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered and if we expect the benefit of these costs to be longer than one year. We have elected to utilize the practical expedient and expense costs to obtain a contract with a subscriber when the expected benefit period is one year or less. Our capitalizable incremental costs include sales commissions to employees and fees paid to marketing vendors that are generally calculated as a percentage of the customer sale. We also capitalize revenue share fees that are payable to other companies, including related parties, who share their customer lists with us for each successful sale we make to a customer from their list. Capitalized costs are amortized on a straight-line basis over the shorter of the expected customer life and the expected benefit related directly to those costs, which is approximately four years. The amortization period for contract costs was approximately four years for each of the years ended December 31, 2023, 2022 and 2021.
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
Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing assets acquired and liabilities assumed include, but are not limited to, future expected cash flows from acquired customers, trade names, acquired technology from a market participant perspective, and determining useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. While management believes the assumptions and estimates it has made in the past have been appropriate, they are inherently uncertain and subject to refinement. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. We did not have significant measurement period adjustments during the years ended December 31, 2023, 2022 and 2021.
Stock-Based Compensation
Historically, MarketWise, LLC granted Class B Units to certain key employees. Prior to the Transactions, the Class B Units were classified as liabilities as opposed to equity and remeasured to fair value at the end of each reporting period, with the change in value being charged to stock-based compensation expense. Because the Class B Units were classified as liabilities on our consolidated balance sheet, all profits distributions made to the holders of the Class B Units were considered to be stock-based compensation expenses. Expense was recognized using the greater of the expenses as calculated based on (i) the legal vesting of the underlying units and (ii) a straight-line basis.
Because the Class B Units were not publicly traded, we estimated the fair value of the Class B Units. Historically, the fair values of Class B Units were estimated by the board of managers of MarketWise, LLC based on our equity value. The board of managers of MarketWise, LLC considered, among other things, contemporaneous valuations of our equity value prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. To estimate the fair value of the Class B Units, a two-step valuation approach was used. First the equity value was estimated using a market approach and a discounted cash flow approach by projecting the net cash flows into the future and discounting these cash flows to present value by applying a market discount rate. This calculated equity value was then allocated to the common units outstanding using an option pricing model by determining the distributions available to unit holders in a hypothetical liquidation. The board of managers of MarketWise, LLC exercised reasonable judgment and considered several objective and subjective factors to determine the best estimate of the fair value of the Sponsor Earnout Shares and Management Member Earnout Shares Class B Units, including:
•our historical and expected operating and financial performance;
•current business conditions;
•our stage of development and business strategy;
•macroeconomic conditions;
•our weighted average cost of capital;
•risk-free rates of return;
•the volatility of comparable publicly traded peer companies; and
•the lack of an active public market for our equity units.
Upon consummation of the Transactions, the vesting of all outstanding awards was accelerated and each Class B Unit was exchanged for LLC Units in MarketWise, LLC.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MarketWise, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit/members' deficit, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 7, 2024
We have served as the Company’s auditor since 2018.

MARKETWISE, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$155,174	$158,575
Accounts receivable	4,528	4,040
Prepaid expenses	9,305	11,725
Related party receivables	5,182	1,512
Deferred contract acquisition costs	91,480	99,960
Other current assets	2,172	3,363
Total current assets	267,841	279,175
Property and equipment, net	690	892
Operating lease right-of-use assets	7,331	9,468
Intangible assets, net	6,255	16,047
Goodwill	31,038	31,307
Deferred contract acquisition costs, noncurrent	73,420	97,658
Deferred tax assets	9,693	7,332
Other assets	287	629
Total assets	$396,555	$442,508
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$559	$686
Related party payables, net	1,137	1,004
Accrued expenses	55,041	45,976
Deferred revenue and other contract liabilities	287,751	315,231
Operating lease liabilities	1,446	1,484
Other current liabilities	27,959	21,125
Total current liabilities	373,893	385,506
Deferred revenue and other contract liabilities, noncurrent	304,342	348,273
Other liabilities, noncurrent	746	1,281
Related party tax receivable agreement liability, noncurrent	2,151	—
Operating lease liabilities, noncurrent	4,366	5,831
Total liabilities	685,498	740,891
Commitments and Contingencies (Note 10)	—	—
Stockholders’ deficit
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 36,384,981 and 29,039,655 shares issued and outstanding at December 31, 2023 and 2022, respectively	4	3
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 288,092,303 and 291,092,303 shares issued and outstanding at December 31, 2023 and 2022, respectively	29	29
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	115,164	106,852
Accumulated other comprehensive income	65	44
Accumulated deficit	(126,343)	(128,125)
Total stockholders’ deficit attributable to MarketWise, Inc.	(11,081)	(21,197)

MARKETWISE, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

Noncontrolling interest	(277,862)	(277,186)
Total stockholders’ deficit	(288,943)	(298,383)
Total liabilities and stockholders’ deficit	$396,555	$442,508
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$443,245	$510,040	$547,899
Related party revenue	4,937	2,363	1,284
Total net revenue	448,182	512,403	549,183
Operating expenses:
Cost of revenue (1) (2)	56,802	62,697	239,251
Sales and marketing (1) (2)	198,592	235,326	296,934
General and administrative (1) (2)	125,176	114,810	960,183
Research and development (2)	8,831	8,817	7,487
Depreciation and amortization	3,821	3,091	2,676
Impairment losses	2,583	—	—
Related party expense	572	379	10,245
Total operating expenses	396,377	425,120	1,516,776
Income (loss) from operations	51,805	87,283	(967,593)
Other (expense) income, net	(611)	15,672	16,178
Interest (expense) income, net	4,904	(295)	(110)
Income (loss) before income taxes	56,098	102,660	(951,525)
Income tax expense	1,803	1,490	2,358
Net income (loss)	54,295	101,170	(953,883)
Net income attributable to noncontrolling interests	52,513	83,180	59,426
Net income (loss) attributable to MarketWise, Inc.	$1,782	$17,990	$(1,013,309)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from July 22, 2021 through December 31, 2021
Earnings per share – basic	$0.06	$0.73	$0.73

Earnings per share – diluted	$0.05	$0.73	$0.73

Weighted average shares outstanding – basic	31,707	24,635	25,035

Weighted average shares outstanding – diluted	33,312	24,747	25,035

As a result of the Transactions, the capital structure has changed and earnings per share information is only presented for the periods after the date of the Transactions. See Note 12 – Earnings Per Share.

(1) Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows (see Note 11 – Stock-Based Compensation):
	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$2,922	$1,972	$171,804
Sales and marketing	3,185	2,209	48,098
General and administrative	17,277	4,864	843,449
Total stock-based compensation expense	$23,384	$9,045	$1,063,351

(2) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$54,295	$101,170	$(953,883)
Other comprehensive income (loss)
Cumulative translation adjustment	21	53	(101)
Total comprehensive income (loss)	$54,316	$101,223	$(953,984)
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit / Members’ Deficit
(In thousands, except share and unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	547,466	(914,728)	—	—	—	—	—	—	—	—	(17)	(914,745)	(5,865)	(920,610)
Activity prior to the Transactions:
Class A units transferred to Class B	(18,947)	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition of Chaikin	—	—	—	—	—	—	—	—	—	—	—	—	810	810
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(101)	(101)	—	(101)
Distributions	—	(15,098)	—	—	—	—	—	—	—	—	—	(15,098)	(831)	(15,929)
Distributions related to the recapitalization	—	(120,353)	—	—	—	—	—	—	—	—	—	(120,353)	—	(120,353)
Net loss, January 1, 2021 through July 21, 2021	—	(1,031,561)	—	—	—	—	—	—	—	—	—	(1,031,561)	(1,050)	(1,032,611)
Effects of the Transactions:
Net proceeds	—	—	—	—	—	—	—	—	113,641	—	—	113,641	—	113,641
Reclassification of Class B Units from liability to equity on July 21, 2021 (date of the Transactions)	—	—	—	—	—	—	—	—	1,528,228	—	—	1,528,228	—	1,528,228
Reverse capitalization on July 21, 2021	(528,519)	2,081,740	—	—	—	—	—	—	—	(164,367)	—	1,917,373	(1,917,373)	—
Issuance of common stock - Class A and Class B	—	—	24,952,096	2	291,092,303	29	—	—	(31)	—	—	—	—	—
Establishment of warrant liabilities	—	—	—	—	—	—	—	—	(45,021)	—	—	(45,021)	—	(45,021)
Establishment of deferred taxes	—	—	—	—	—	—	—	—	11,136	—	—	11,136	—	11,136
Establishment of noncontrolling interest	—	—	—	—	—	—	—	—	(1,511,911)	—	109	(1,511,802)	1,511,802	—
Activity subsequent to the Transactions:
Equity-based compensation	—	—	200,373	—	—	—	—	—	3,998	—	—	3,998	—	3,998
Issuance of stock for derivative settlement	—	—	66,203	—	—	—	—	—	662	—	—	662	—	662
Repurchases of stock	—	—	(500,270)	—	—	—	—	—	(3,340)	—	—	(3,340)	—	(3,340)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,686)	(4,686)

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit / Members’ Deficit
(In thousands, except share and unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Remeasurement of deferred taxes due to change in ownership interest in MarketWise, LLC	—	—	—	—	—	—	—	—	186	—	—	186	—	186
Net income, July 22, 2021 through December 31, 2021 (see note below)	—	—	—	—	—	—	—	—	—	18,252	—	18,252	60,476	78,728
Balance at December 31, 2021	—	$—	24,718,402	$2	291,092,303	$29	—	$—	$97,548	$(146,115)	$(9)	$(48,545)	$(356,717)	$(405,262)
Equity-based compensation	—	—	—	—	—	—	—	—	9,045	—	—	9,045	—	9,045
Proceeds from issuance of common stock	—	—	378,331	—	—	—	—	—	827	—	—	827	—	827
Issuance of common stock - warrant exchanges	—	—	5,939,739	1	—	—	—	—	14,400	—	—	14,401	—	14,401
Repurchases of stock	—	—	(2,484,717)	—	—	—	—	—	(13,054)	—	—	(13,054)	—	(13,054)
Vesting of restricted stock units	—	—	487,900	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	—	—	(515)	—	—	(515)	—	(515)
Acquisition of noncontrolling interest - Chaikin	—	—	—	—	—	—	—	—	(1,257)	—	—	(1,257)	960	(297)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,609)	(4,609)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	53	53	—	53
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	—	—	—	—	(142)	—	—	(142)	—	(142)

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit / Members’ Deficit
(In thousands, except share and unit data)

	Class A Members’ units		Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit / Members’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit / Members’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net income (loss)	—	—	—	—	—	—	—	—	—	17,990	—	17,990	83,180	101,170
Balance at December 31, 2022	—	$—	29,039,655	$3	291,092,303	$29	—	$—	$106,852	$(128,125)	$44	$(21,197)	$(277,186)	$(298,383)
Equity-based compensation	—	—	—	—	—	—	—	—	22,638	—	—	22,638	—	22,638
Proceeds from issuance of common stock	—	—	4,637,519	1	—	—	—	—	678	—	—	679	—	679
Vesting of restricted stock units	—	—	2,259,892	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	(601,959)	—	—	—	—	—	(1,045)	—	—	(1,045)	—	(1,045)
Shares withheld to pay taxes	—	—	(1,950,126)	—	—	—	—	—	(4,988)	—	—	(4,988)	—	(4,988)
Dividends declared	—	—	—	—	—	—	—	—	(8,437)	—	—	(8,437)	—	(8,437)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(55,736)	(55,736)
Issuance per redemption of Class B shares for Class A shares	—	—	3,000,000	—	(3,000,000)	—	—	—	(2,167)	—	—	(2,167)	2,547	380
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	—	—	—	—	1,633	—	—	1,633	—	1,633
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	21	21	—	21
Net income (loss)	—	—	—	—	—	—	—	—	—	1,782	—	1,782	52,513	54,295
Balance at December 31, 2023	—	$—	36,384,981	$4	288,092,303	$29	—	$—	$115,164	$(126,343)	$65	$(11,081)	$(277,862)	$(288,943)

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statement of Cash Flows
(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$54,295	$101,170	$(953,883)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,821	3,091	2,676
Impairment and other charges	2,583	287	—
Stock-based compensation	23,384	9,045	210,912
Change in fair value of derivative liabilities – Class B Units	—	—	728,079
Change in fair value of derivative liabilities – other	1,779	(15,665)	(18,017)
Deferred taxes	1,803	1,490	2,358
Unrealized gains on foreign currency	23	(97)	(38)
Noncash lease expense	2,135	1,925	1,894
Loss on sale of business	1,583	—	—
Gain on sale of cryptocurrencies	—	—	(105)
Changes in operating assets and liabilities:
Accounts receivable	(488)	3,765	4,593
Related party receivables and payables, net	(2,284)	(982)	(1,167)
Prepaid expenses	2,420	1,318	(4,513)
Other current assets and other assets	1,533	(543)	(744)
Cryptocurrency intangible assets	—	—	109
Deferred contract acquisition costs	31,329	5,453	(95,835)
Trade and other payables	(200)	(3,975)	(7,282)
Accrued expenses	9,065	(477)	14,205
Deferred revenue	(67,092)	(51,980)	175,553
Derivative liabilities	(3,060)	—	662
Operating lease liabilities	(1,501)	(1,671)	(1,154)
Other current and long-term liabilities	1,300	(3,780)	5,329
Net cash provided by operating activities	62,428	48,374	63,632
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(170)	(12,770)	(7,139)
Acquisition of noncontrolling interests, including transaction costs	—	(297)	—
Purchases of property and equipment	(65)	(35)	(157)
Purchases of intangible assets	—	—	(892)
Capitalized software development costs	(1,662)	(136)	(123)
Net cash used in investing activities	(1,897)	(13,238)	(8,311)
Cash flows from financing activities:
Net proceeds from the Transactions	—	—	113,641
Issuance of related party notes receivable	—	—	(11)
Proceeds from related party notes receivable	—	1,159	—
Proceeds from issuance of common stock	678	827	—
Shares and restricted stock units withheld to pay taxes	(6,032)	(515)	—
Repurchases of stock	—	(13,054)	(3,340)
Dividends paid	(5,744)	—	—
Distributions to members	—	—	(135,451)
Distributions to noncontrolling interests	(52,855)	(4,609)	(5,517)
Net cash used in financing activities	(63,953)	(16,192)	(30,678)
Effect of exchange rate changes on cash	21	53	8
Net increase in cash, cash equivalents and restricted cash	(3,401)	18,997	24,651

MARKETWISE, INC.
Consolidated Statement of Cash Flows
(In thousands)

Cash, cash equivalents and restricted cash — beginning of period	158,575	139,578	114,927
Cash, cash equivalents and restricted cash — end of period	$155,174	$158,575	$139,578
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
Reverse Recapitalization with Ascendant Digital Acquisition Corp.
On July 21, 2021, as contemplated by the Business Combination Agreement, dated as of March 1, 2021, by and among Ascendant Digital Acquisition Corp. (“ADAC”), MarketWise, LLC, all of the members of MarketWise, LLC (other than MarketWise, Inc., the “MarketWise Members”), and Shareholder Representative Services LLC, (as amended, the “Transaction Agreement”), ADAC was domesticated and continues as a Delaware corporation, changing its name to “MarketWise, Inc.”
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
On July 21, 2021, as contemplated by the Transaction Agreement, MarketWise, Inc. and MarketWise, LLC consummated the business combination contemplated by the Transaction Agreement whereby (i) MarketWise, LLC restructured its capitalization, appointed MarketWise, Inc. as its managing member, and issued to MarketWise, Inc. 28,003,096 common units of MarketWise, LLC (the “LLC Units”), and 30,979,993 warrants to purchase LLC Units and (ii) MarketWise, Inc. issued 291,092,303 shares of Class B common stock, par value $0.0001 per share, of MarketWise, Inc. (the “Class B common stock” and, together with the Class A common stock, the “common stock”) to the MarketWise Members.
On March 1, 2021, concurrently with the execution of the Transaction Agreement, ADAC entered into subscription agreements with certain investors (collectively, the “PIPE Investors”) who subscribed for 15,000,000 shares of Class A common stock at $10.00 per share for an aggregate commitment amount of $150,000 (the “PIPE Investment” and, together with the other transactions described above and all transactions contemplated by or pursuant to the Transaction Agreement, the “Transactions”). The PIPE Investment was consummated on July 21, 2021 substantially concurrently with the closing of the other Transactions.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Immediately after giving effect to the Transactions, (1) ADAC’s public stockholders owned approximately 0.1% of the outstanding MarketWise, Inc. common stock, (2) the MarketWise Members owned approximately 91.2% of the outstanding MarketWise, Inc. common stock, (3) Ascendant Sponsor LP, a Cayman Islands exempted limited partnership and related parties (the “Sponsor”) collectively owned approximately 3.2% of the outstanding MarketWise, Inc. common stock (including 3,051,000 Sponsor Earn Out Shares), and (4) the PIPE Investors owned approximately 4.7% of the outstanding MarketWise, Inc. common stock.
The Transaction was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under the guidance in Accounting Standards Codification (“ASC”) Topic 805, MarketWise, LLC is treated as the “acquirer” for financial reporting purposes. As such, MarketWise, LLC is deemed the accounting predecessor of the combined business and MarketWise, Inc. the successor registrant for SEC purposes, meaning that MarketWise, LLC’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The reverse recapitalization was treated as the equivalent of MarketWise, LLC issuing stock for the net assets of ADAC, accompanied by a recapitalization.
As part of the recapitalization Transactions, we recorded net cash proceeds from the Transactions of $113.6 million in equity. This cash amount includes: (1) the reclassification of ADAC’s Trust Account of $414.6 million to cash and cash equivalents that became available at the time of the Transactions; (2) proceeds of $150.0 million from the issuance and sale of MarketWise Class A common stock in the PIPE investment; (3) payment of $48.8 million in non-recurring transaction costs; (4) settlement of $14.5 million in deferred underwriters’ discount; and (5) the payment of $387.7 million to redeeming stockholders of ADAC. We also recorded (1) $45.0 million in equity related to the establishment of the initial value of the warrants; and (2) $11.1 million in equity related to the establishment of the initial value of deferred taxes.

2.Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of MarketWise, Inc. and its subsidiary, MarketWise, LLC, a variable interest entity (“VIE”) for which MarketWise, Inc. is deemed to be the primary beneficiary.
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s consolidated financial statements. As of December 31, 2023, MarketWise, Inc. had a 11.2% ownership interest in MarketWise, LLC.
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
Emerging Growth Company
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2022, as amended (“SOX”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Variable Interest Entity
The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests when an entity is insufficiently capitalized, or when an entity is not controlled through its voting interests, which is referred to as a variable interest entity.
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
Segment Information
Operating segments are components of an enterprise that engage in business activities that may generate revenues and expenses for which separate financial information is available and is evaluated regularly by our chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. Our Chief Executive Officer serves as the CODM.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Based on the financial information presented to and reviewed by our CODM in assessing our performance and for the purposes of allocating resources, we have determined our operating subsidiaries represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial statement purposes. Accordingly, we have a single reportable segment.
In October 2023, the Company reorganized its reporting structure by merging its Empire Financial Research business that was previously included in its Roundtable Research reporting unit into its 1729 Research reporting unit. Accordingly, assets and liabilities were reassigned to 1729 Research, including goodwill of $7,665 which was determined using a relative fair value approach. Significant assumptions of the valuation included, but were not limited to, prospective financial information, growth rates, volatility metrics, discount rates, and inflation factors.
Long-lived assets were located in the United States as of December 31, 2023 and 2022.
Cash and Cash Equivalents and Restricted Cash
We consider all financial instruments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Our cash equivalents are composed of money market funds and certificates of deposit.
We hold certain restricted cash with credit card processors as reserves for chargebacks and refunds. As the reserves are based on our credit card receivables which are collected within twelve months of each reporting period, the restricted cash has been included in other current assets on the consolidated balance sheets. We did not have restricted cash as of December 31, 2023 and 2022.
Accounts Receivable
Our accounts receivable primarily consist of receivables from third-party credit card providers which are stated at net realizable value. We did not record an allowance for doubtful accounts for the years ended December 31, 2023 and 2022.
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
No individual customer accounted for more than 10% of revenue for the years ended December 31, 2023, 2022 and 2021.
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
No goodwill impairment charges have been recorded during the years ended December 31, 2023, 2022 and 2021.
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
Our indefinite-lived cryptocurrency holdings are not amortized but are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate the carrying amount may not be recoverable. We utilize the quoted market values of the cryptocurrencies in the impairment test on the cryptocurrency holdings. We sold cryptocurrencies on hand after the marketing campaigns ended and recognized gains of $0, $0 and $105 during the years ended December 31, 2023, 2022 and 2021, respectively, in other income, net on the consolidated statement of operations. As of December 31, 2023, we do not hold any cryptocurrencies.
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
We also offer membership subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually (a “maintenance fee”) thereafter. The right to discounts on future maintenance fee payments is considered a material right which is recognized as revenue when the customer exercises the option or when the option expires. Certain upfront fees on membership subscriptions are paid in installments, generally over a twelve-month period. We recognize revenue related to membership subscriptions over the estimated customer lives, which was five years for each of the years ended December 31, 2023, 2022 and 2021. We have determined the estimated life of membership customers based on historic customer attrition rates.

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
As part of certain marketing campaigns, we may offer a “performance guarantee” such that if we do not meet the guarantee conditions, the customer will receive, for example, an extension to their subscription term for no additional consideration. These offers are considered to be material rights for our customers and we allocate a portion of the transaction price to the material right performance obligation. Revenue associated with the material rights is recognized immediately if we have met the guarantee conditions, or over the extended subscription term if we have not met the guarantee conditions.
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
Contract Balances
A contract asset is defined as an entity's right to consideration for goods or services that the entity has transferred to a customer but customer payment is contingent on a future event. A contract liability is defined to occur if the customer's payment of consideration precedes the entity's performance and represents the entity's obligation to transfer goods or services to a customer for which the entity has received consideration. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. No contract assets are recorded on our consolidated balance sheets as of December 31, 2023 and 2022.
Deferred revenue is primarily comprised of unearned revenue related to subscription services. Subscribers typically pay all or a portion of the subscription fees by credit card prior to the start of the subscriptions. Contract receivables are presented as accounts receivable due to processing time with credit card providers.
Subscribers may be able to cancel certain subscriptions for a full or pro-rated refund for a certain period of time, which is usually not more than 90 days after the start of their subscriptions. After the refund period, we have no obligation to refund any of the consideration received. Refund obligations are a significant estimate which we recognize as of each reporting period based on historical trends and record a contract liability for this amount in deferred revenue and other contract liabilities on the consolidated balance sheets.

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
Advertising expense was $44,270, $97,704 and $144,561 for the years ended December 31, 2023, 2022 and 2021, respectively.
Research and Development

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Research and development expenses consist primarily of payroll and related costs, allocated overhead, technical services, software expenses, and hosting expenses.
General and Administrative
General and administrative expenses consist primarily of payroll and related costs, including severances, associated with our finance, legal, information technology, human resources, executive and administrative personnel, legal fees, corporate insurance, office expenses, professional fees, and travel and entertainment costs.
Stock-Based Compensation
Stock-based compensation expenses are included in cost of revenue, sales and marketing, and general and administrative expenses in a manner consistent with the employee’s salary and benefits in the consolidated statements of operations.
2021 Incentive Award Plan
On July 21, 2021, the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) became effective. As of December 31, 2023, 33,960,802 shares of Class A common stock were reserved for issuance pursuant to the 2021 Incentive Award Plan, and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Award Plan is 32,045,000, in each case, subject to certain adjustments set forth therein.
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
2021 ESPP
As a result of the Transactions, we adopted the 2021 Employee Stock Purchase Plan (“ESPP”) effective on January 1, 2022. Under the ESPP, the Company authorizes the grant of the right to purchase shares of Class A common stock by employees who qualify under the ESPP. As of December 31, 2023, the Company has reserved for issuance a total of 6,728,300 shares of Class A common stock for the ESPP. The current offering period began on July 1, 2023 and ended on December 31, 2023.
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
Profits Interests
During the year ended December 31, 2023, the Company granted fully vested profits interests in a subsidiary of the Company to an employee. The profits interests are accounted for under ASC 718, Compensation—Stock Compensation, and are classified as liability awards, which requires that the awards be remeasured to fair value at the end of each reporting period until the liability is settled.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Class B Units
As more fully described above, we completed our Transactions in July 2021, and all Class B Units issued by MarketWise, LLC fully vested as of the transaction date, and the original operating agreement of MarketWise, LLC (“Prior MarketWise Operating Agreement”) was terminated and replaced by a new operating agreement (“MarketWise Operating Agreement”) consistent with the Company’s Up-C structure. This MarketWise Operating Agreement does not contain the put and call options that existed under the Prior MarketWise Operating Agreement, and the MarketWise, LLC common units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense.
Prior to the Transactions, under the old operating agreement, and as part of our compensation and retention strategy, MarketWise, LLC granted incentive compensation units (“Class B Units”) to certain key employees, which are profit interests for United States federal income tax purposes. The Class B Units were accounted for as a substantive class of equity and allowed the recipient to realize value only to the extent that the value of the award appreciated.
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
The Class B Units were subject to a put and call option whereby MarketWise, LLC could elect to redeem or be required to redeem these units at a value determined by a predefined formula based on a multiplier of its net income as defined by management. Employees may not exercise the put option until 25 months have elapsed from the issuance date. Since the redemption price is not representative of fair value, the employees are not considered to be subject to the risks and rewards of share ownership, and the Class B Units were classified as liabilities in the accompanying consolidated balance sheet. Prior to the completion of the Transactions, the liability for Class B units was remeasured to fair value at the end of each reporting period.
Since Class B Units were classified as liabilities, all cash distributions made to the unitholders of the Class B Units pursuant to the Prior MarketWise Operating Agreement were considered to be stock-based compensation expenses. See also Note 11 – Stock-Based Compensation.
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
Foreign Currency Translation
A subsidiary is an entity in Singapore, and its functional currency is the local currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net income (loss) for the period. Assets and liabilities of our foreign subsidiary are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using weighted average exchange rates. Adjustments arising from the translation of our foreign subsidiary’s functional currency into U.S. dollars are reported as foreign currency translation adjustments in accumulated other comprehensive loss in the consolidated statements of members’ deficit.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying consolidated statement of operations when realized. Foreign currency transaction activity was immaterial for the years ended December 31, 2023, 2022 and 2021.
Comprehensive Income (Loss)
Comprehensive income (loss) is currently comprised of changes in foreign currency translation adjustments.
Income Taxes

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Prior to the Transactions, we were a pass-through entity for income tax purposes. Subsequent to the Transactions, the portion of earnings allocable to MarketWise, Inc. is subject to corporate level tax rates at the federal, state and local levels. Therefore, the amount of income taxes recorded prior to the Transactions are not representative of the expenses expected in the future.
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
Tax Receivable Agreement Obligation
In connection with the Transactions, concurrently with the Closing, we have entered into a Tax Receivable Agreement (“TRA”) with owners of MarketWise, LLC prior to the Transactions (that is, the MarketWise Members). The TRA generally provides for the payment by us to the MarketWise Members of 85% of the cash tax benefits, if any, that we are deemed to realize as a result of tax basis adjustments as a result of sales and exchanges of LLC Units in connection with, or following the Transactions, and certain distributions with respect to units. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to us and, therefore, may reduce the amount of U.S. federal, state and local tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such challenge. The tax basis adjustments upon sales or exchanges of units for shares of Class A common stock and certain distributions with respect to LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted average state and local income tax rate to calculate tax benefits. The payments that we may make under the TRA are expected to be substantial.
We account for the effects of these increases in tax basis and associated payments under the TRA when exchanges occur as follows:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
a.recognize a contingent liability for the TRA obligation when it is deemed probable and estimable, with a corresponding adjustment to additional paid-in-capital, based on the estimate of the aggregate amount that MarketWise, Inc. will pay;
b.record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange;
c.to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we reduce the deferred tax asset with a valuation allowance; and,
d.The effects of changes in any of the estimates and subsequent changes in the enacted tax rates after the initial recognition will be included in our net income.
Earnout Shares
Pursuant to the Transaction Agreement, at the closing of the Transactions, we placed 3,051,000 shares of MarketWise, Inc. Class A common stock into escrow to be released to the Sponsor if certain conditions are met (“Sponsor Earnout Shares”). In addition, certain management members of the Company have been allocated 2,000,000 shares of Class A common stock in aggregate, with shares to be placed in escrow, and released at any time during a 4-year period following closing of the Transaction, if certain conditions are met (“Management Member Earnout Shares”). The Sponsor Earnout Shares and Management Member Earnout Shares (together, the “Earnout Shares”) will be released as follows:
1) 50% when the volume weighted average price (the “VWAP) of Class A common stock is greater than or equal to $12.00 for a period of at least 20 trading days within a consecutive 30-trading-day period, or based on the per share equity value in a transaction in which our stockholders sell their shares; and
2) 50% when the volume weighted average price (the “VWAP) of Class A common stock is greater than or equal to $14.00 for a period of at least 20 trading days within a consecutive 30-trading-day period, or based on the per share equity value in a transaction in which our stockholders sell their shares.
The Earnout Shares are classified as equity transactions at initial issuance and at settlement when the release conditions are met. Until the shares are issued and released, the Earnout Shares are not included in shares outstanding. The Earnout Shares are not considered stock-based compensation. As of the date of the Transactions, the Earnout Shares had a fair value of $26.0 million for 5,051,000 shares of Class A common stock.
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
Net income for the years ended December 31, 2023 and 2022 was fully attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests in the post-Transactions period. As of December 31, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 11.2% and the noncontrolling interest was 88.8%. For the year ended December 31, 2023 net income attributable to controlling interests included a $1,803 tax provision which is 100% attributable to the controlling interest.
Earnings Per Share

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
Recently Issued and Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, (“ASU 2023-07”) which is aimed at improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 also requires additional interim disclosures. ASU 2023-07 is effective for the Company for the annual period beginning January 1, 2024, and interim periods beginning on January 1, 2025. Early adoption is permitted. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements, and prior period disclosures shall be based on the significant segment expense categories identified and disclosed in the period of adoption.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. Under ASU 2023-09, companies must annually (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate).
ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures.
ASU 2023-09 is effective for the Company on January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the guidance and expects it to only impact disclosures, with no impact to results of operations, cash flows, or financial condition.

3.Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Year Ended December 31, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$442,333	$—	$—	$—	$442,333
Transferred at a point in time	—	732	4,937	180	5,849
Total	$442,333	$732	$4,937	$180	$448,182

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Year Ended December 31, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$508,894	$—	$—	$—	$508,894
Transferred at a point in time	—	744	2,363	402	3,509
Total	$508,894	$744	$2,363	$402	$512,403

	Year Ended December 31, 2021
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$543,881	$—	$—	$—	$543,881
Transferred at a point in time	—	2,479	1,284	1,539	5,302
Total	$543,881	$2,479	$1,284	$1,539	$549,183
Revenue recognition by subscription type was as follows:

	Year Ended December 31,
	2023	2022	2021
Membership subscriptions	$185,354	$195,370	$192,273
Term subscriptions	256,979	313,524	351,608
Non-subscription revenue	5,849	3,509	5,302
Total	$448,182	$512,403	$549,183
Revenue for the Membership and Term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue.
Net revenue by principal geographic areas was as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$448,091	$512,083	$547,026
International	91	320	2,157
Total	$448,182	$512,403	$549,183
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

	As of December 31,
	2023	2022
Contract balances
Accounts receivable	$4,528	$4,040
Obligations for refunds	3,157	4,676
Deferred revenue – current	284,594	310,555
Deferred revenue – non-current	304,342	348,273
We recognized $315,066 and $335,608 of revenue during the years ended December 31, 2023 and 2022, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $4,528 and $4,040 as of December 31, 2023 and 2022, respectively, related to the timing of cash settlement with credit card processors.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2021	$107,236
Royalties and sales commissions – additions	68,938
Revenue share and cost per acquisition fees – additions	98,747
Amortization of capitalized costs	(71,850)
Balance at December 31, 2021	$203,071
Royalties and sales commissions – additions	35,223
Revenue share and cost per acquisition fees – additions	57,173
Amortization of capitalized costs	(97,849)
Balance at December 31, 2022	$197,618
Royalties and sales commissions – additions	28,609
Revenue share and cost per acquisition fees – additions	52,131
Amortization of capitalized costs	(112,069)
Impairment of capitalized costs	(1,389)
Balance at December 31, 2023	$164,900
We recognized an impairment of capitalized costs associated with contracts with customers during the year ended December 31, 2023 which was related to the sale of Buttonwood Publishing. See Note 4 – Acquisitions and Disposals. We did not recognize any impairment on capitalized costs associated with contracts with customers for the years ended December 31, 2022 and 2021.
Remaining Performance Obligations
As of December 31, 2023, the Company had $592,093 of remaining performance obligations presented as deferred revenue in the consolidated balance sheets. We expect to recognize approximately 49% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
4.     Acquisitions and Disposals
Buttonwood Publishing Sale
On December 1, 2023, we sold certain assets of Crowdability, Inc. (“Buttonwood Publishing”), a business we acquired in 2022 to a related party. The Company will receive contingent consideration based on the level of subscription sales the buyer achieves from certain customers beginning from the sale date through December 1, 2026, as defined in the sale agreement. The fair value of the contingent consideration was estimated to be $1,253. The contingent consideration will be remeasured at the end of each reporting period.
As a result of continuing losses with respect to the Buttonwood Publishing business and the sale transaction, we recorded impairment charges related to certain capitalized deferred contract acquisition costs, tradenames, customer relationships, and operating lease right of use assets totaling $1,389, $603, $541, and $50, respectively, during the year ended December 31, 2023.
As of the sale date, Buttonwood Publishing was a reporting unit, and its goodwill was included in the loss on disposal, which totaled $1,583. The assets and liabilities of the disposal group as of December 1, 2023 were as follows:

Goodwill	$354
Customer relationships, net	6,891
Other current liabilities	(40)
Deferred revenue, current	(1,914)
Operating lease liabilities, noncurrent	(50)
Deferred revenue, noncurrent	(2,405)
Net assets disposed	$2,836
Buttonwood Publishing Acquisition
During third quarter 2022, we acquired 100% ownership of certain assets and liabilities from Crowdability, Inc., a provider of financial newsletters, for cash of $12,770. The Buttonwood Publishing transaction was accounted for using the acquisition method of accounting for business combinations. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Right of use asset	$50
Goodwill	8,019
Tradenames	709
Customer relationships	9,350
Total assets acquired	18,128
Deferred revenue, current	(2,648)
Operating lease liabilities, current	(22)
Operating lease liabilities, noncurrent	(28)
Deferred revenue, noncurrent	(2,660)
Liabilities assumed	(5,358)
Net assets acquired	$12,770
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill that arose from the acquisition was largely attributable to expanding our copy and editorial talent base and synergies which we expected to achieve from cross-marketing and providing complementary products to our existing and acquired customers and was fully expected to be deductible for tax purposes. The acquired intangible assets related to the Buttonwood Publishing transaction were amortized over their estimated useful lives. Accordingly, tradenames were amortized over 9.0 years and customer relationships were

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
amortized over 6.5 years. Amortization for the acquired intangible assets was $1,388 and $632 for the years ended December 31, 2023 and 2022, respectively. Revenue from Buttonwood Publishing was $3,918 and $1,961 for the years ended December 31, 2023 and 2022, respectively.
Chaikin Acquisition
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
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill arising from the acquisition is largely attributable to synergies which we expect to achieve from cross-marketing and providing complementary products to our existing and acquired customers, and is expected to be fully deductible for tax purposes. The acquired intangible assets of Chaikin are amortized over their estimated useful lives. Accordingly, the trade name will be amortized over 8.5 years and customer relationships will be amortized over 6 years. Amortization for the acquired intangible assets was $688 and $648 for the years ended December 31, 2022 and 2021, respectively. Revenue from Chaikin was $29,438 and $7,514 for the years ended December 31, 2022 and 2021, respectively.
During third quarter 2022, we acquired additional noncontrolling interests totaling 3.7% in Chaikin, to obtain 93.7% ownership for $297.

5.Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amounts of goodwill are as follows:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

Balance at January 1, 2021	$18,101
Acquisition of Chaikin	5,187
Balance at December 31, 2021	23,288
Acquisition of Buttonwood Publishing	8,019
Balance at December 31, 2022	31,307
Acquisition of Investor Channel	85
Sale of Buttonwood Publishing (see Note 4 – Acquisitions and Disposals)	(354)
Balance at December 31, 2023	$31,038
The Company has three reporting units with goodwill and one reportable segment. The reporting units to which goodwill is allocated that have negative carrying amounts are as follows:

	As of December 31,
	2023	2022
1729 Research	$13,799	$6,134
Legacy Research	6,046	5,961
Alta	11,193	11,193
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	December 31, 2023
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(10,371)	$2,072	3.0
Tradenames	3,588	(2,611)	977	3.9
Capitalized software development costs	4,714	(2,595)	2,119	3.7
Finite-lived intangible assets, net	20,745	(15,577)	5,168

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$21,832	$(15,577)	$6,255

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
We recorded amortization expense related to finite-lived intangible assets of $3,554, $2,760 and $2,245 for the years ended December 31, 2023, 2022 and 2021, respectively, within depreciation and amortization in the accompanying consolidated statement of operations. These amounts include amortization of capitalized software development costs of $737, $514 and $410 for the years ended December 31, 2023, 2022 and 2021, respectively.
We recorded additions to capitalized software development costs of $1,712, $135 and $370 for the years ended December 31, 2023, 2022 and 2021, respectively. This amount includes acquired software of $0, $0 and $247 for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the total expected future amortization expense for finite-lived intangible assets is as follows:

2024	$2,330
2025	1,484
2026	1,065
2027	143
2028	91
Thereafter	55
Finite-lived intangible assets, net	$5,168

6.Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	December 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$121,345	$—	$—	$121,345
Contingent consideration receivable	—	—	1,253	1,253
Total assets	121,345	—	1,253	122,598
Liabilities:
Profits interests, noncurrent	—	—	746	746
Total liabilities	$—	$—	$746	$746

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$80,327	$—	$—	$80,327
Total assets	80,327	—	—	80,327
Liabilities:
Derivative liabilities, noncurrent	—	—	1,281	1,281
Total liabilities	$—	$—	$1,281	$1,281
The level 3 assets relate to contingent consideration receivable associated with the Buttonwood Publishing sale, and the level 3 liabilities relate to certain employee contracts with embedded derivatives, and profits interests. See Note 4 – Acquisitions and Disposals, Note 8 – Derivative Financial Instruments and Note 11 – Stock-Based Compensation.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable, profits interests, and derivative liabilities at their measurement dates:

As of
December 31, 2023
Contingent consideration receivable
Discount rate	27.40%
Revenue discount rate	5.80%

Profits interests
Discount rate	25.00%
Discount for lack of marketability	30.50%

Derivative liabilities
Volatility	39.40%
Discount Rate	23.00%
Credit spread	1.50%
Risk-free rate	4.20%
During the three months ended September 30, 2023, the Company determined that impairment indicators were present due to continuing losses with respect to its Buttonwood Publishing business which it had acquired during 2022. As a result, the Company recorded an impairment loss on Buttonwood Publishing’s intangible assets totaling $584. The Company used a with and without method to determine the fair value of the customer relationships and a relief from royalty method to determine the fair value of the tradenames. The key input for these nonrecurring Level 3 fair value measurements was the 22.8% discount rate. Additional impairments were recorded in December 2023, as further described in Note 4 – Acquisitions and Disposals.

The following table summarizes the change in fair value of the derivative liabilities during the years ended December 31, 2021, 2022, and 2023:

Balance – January 1, 2021	$597,578
Incremental Class B Units	206,914
Establishment of warrant liabilities on July 21, 2021 (date of the Transactions)	45,021
Change in fair value of derivative instruments	(18,017)
Change in fair value of Class B Units	728,079
Reclassification of Class B Units from liability to equity on July 21, 2021 (date of the Transactions)	(1,528,228)
Balance – December 31, 2021	31,347
Change in fair value of derivative instruments	(15,665)
Warrants exchanged for Class A common stock (see Note 17 – Warrant Exchange)	(14,401)
Balance – December 31, 2022	1,281
Change in fair value of derivative instruments	1,779
Settlement of derivative instruments	(3,060)
Balance – December 31, 2023	$—

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table summarizes the change in fair value of the Class B Units by income statement line item during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$—	$—	$136,417
Sales and marketing	—	—	10,870
General and administrative	—	—	580,792
Total change in fair value of Class B Units	$—	$—	$728,079
To derive the fair value of the Class B Units, we estimated the fair value of Class B Units using a valuation technique. For more information regarding the valuation of the Class B Units, see Note 11 – Stock-Based Compensation.
As more fully described in Note 1, we completed our Transactions in July 2021, and all Class B Units fully vested as of the transaction date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call options that existed under the previous operating agreement, and the LLC Units under the new operating agreement are treated as common equity and do not generate stock-based compensation expense. The Class B Units liability was reclassified to equity as of the transaction date.

7.Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $71, $1,493 and $287 for the years ended December 31, 2023, 2022 and 2021, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $939, $372 and $210 for the years ended December 31, 2023, 2022 and 2021, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of December 31,
	Estimated Useful Lives	2023	2022
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,520	1,458
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,271	1,278
		3,751	3,696
Less: Accumulated depreciation and amortization		(3,061)	(2,804)
Total property and equipment, net		$690	$892
Depreciation and amortization expense for property and equipment was $267, $331 and $431 for the years ended December 31, 2023, 2022 and 2021, respectively.
Accrued Expenses

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Accrued expenses consist of the following:

	As of December 31,
	2023	2022
Commission and variable compensation	$29,817	$24,207
Payroll and benefits	10,941	5,258
Other accrued expenses	14,283	16,511
Total accrued expenses	$55,041	$45,976

8.Derivative Financial Instruments
Prior to the closing of the Transactions, as part of our compensation and employee retention strategy, we entered into contracts with key employees and independent contractors which contain embedded derivatives. These contracts were intended to compensate the employees or independent contractors for services provided and retain their future services. These embedded derivative instruments were issued in the form of phantom interests in Net Income, as defined by our Board of Directors, that grant the holder value equal to a percentage of Net Income multiplied by a price multiple, or contained an option that granted appreciation rights upon exercise, and which became exercisable upon occurrence of an initial public offering. All derivative instruments are recorded at fair value as derivative liabilities on our consolidated balance sheets.
During the year ended December 31, 2023, the embedded derivative instruments were settled at fair value. The following table presents information on the location and amounts of derivative instruments gains and losses:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2023	2022	2021
Warrants	Other income, net	$—	$14,931	$15,689
Phantom Interests in Net Income	General and administrative	1,281	734	2,328
Option	General and administrative	—	—	(662)
Total		$1,281	$15,665	$17,355
See Note 6 – Fair Value Measurements for more information regarding the valuation of our derivative instruments.

9.Debt
On October 29, 2021, MarketWise, LLC, entered into a loan and security agreement (as amended, the “Loan and Security Agreement”) providing for up to $150 million of commitments under a revolving credit facility (the “Credit Facility”), including a $5 million letter of credit sublimit, and allows for revolving commitments under the Credit Facility to be increased or new term commitments to be established by up to $65 million. The existing lenders under the Credit Facility are entitled, but not obligated, to provide such incremental commitments. The Credit Facility has a term of three years, maturing on October 29, 2024.
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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). The Company may use the proceeds of borrowings under the Credit

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Facility to finance permitted acquisitions and for working capital and other general corporate purposes. As of December 31, 2023, there were no outstanding advances under the Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of December 31, 2023, we were in compliance with these covenants.

10.Commitments and Contingencies
Leases
We lease office facilities under operating lease agreements in the United States which have an initial term of twelve months or longer as of December 31, 2023. As of December 31, 2023, remaining lease terms vary from 5 months to 5 years. For two leases we have the option to extend the lease terms for a period of 5 years, for one lease we have the option to extend the lease term for a period of 3 years, for one lease we have the option to extend the lease term for a period of 1 year, and for one lease we have the option to extend the lease term month to month. The renewal options are not considered in the remaining lease term as we are not reasonably certain that we will exercise such option.
The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$2,639	$2,590	$2,435
Variable lease costs	100	86	97
Total lease costs	$2,739	$2,676	$2,532
Other information related to leases was as follows:

	As of December 31,
	2023	2022	2021
Lease Term and Discount Rate
Weighted average remaining lease term (in years)	3.9	4.7	5.7
Weighted average discount rate	7.0%	6.8%	7.0%
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Market rates are derived as of the lease commencement dates with reference to companies with the same debt rating that operate in a similar industry.
As of December 31, 2023, maturities of lease liabilities were as follows:

Year Ending December 31:	Operating Leases
2024	$1,806
2025	1,789
2026	1,697
2027	686
2028	700
Thereafter	—
Total lease payments	$6,678
Less: Imputed interest	(866)
Total lease liabilities	$5,812
Supplemental cash flow information related to leases is included in Note 15 – Supplemental Cash Flow Information.
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
In May 2023 and January 2024, a subsidiary of the Company, Common Sense Publishing, LLC trading as Palm Beach Research Group (“Palm Beach Research Group”), received third-party subpoenas from the SEC in connection with charges against a former employee who was previously terminated for cause in November 2021. Palm Beach Research Group has responded to the subpoenas, and we have conducted our own internal investigation with the assistance of outside counsel. On January 29, 2024, the U.S. Attorney’s Office for the Central District of California charged the same former employee by information with one count of touting securities for undisclosed compensation and one count of participation in a criminal conspiracy to tout securities for undisclosed compensation. It is not possible at this time to determine whether Palm Beach Research Group will incur, or to reasonably estimate the amount of, any losses in connection with this matter.
11.    Stock-Based Compensation
During the years ended December 31, 2023 and 2022 we recorded stock-based compensation related to our 2021 Incentive Award Plan, profits interests, and our ESPP, and during the year ended December 31, 2021, we recorded stock-based compensation related to the Class B Units and our 2021 Incentive Award Plan. As more fully described in Note 1, we completed our Transactions in July 2021, and all Class B Units fully vested as of the transaction date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure. This new operating agreement does not contain the put and call

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
options that existed under the previous operating agreement, and the LLC Units are treated as common equity under the new operating agreement and do not generate stock-based compensation expense.
Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$2,922	$1,972	$171,804
Sales and marketing	3,185	2,209	48,098
General and administrative	17,277	4,864	843,449
Total stock-based compensation expense	$23,384	$9,045	$1,063,351
Total stock-based compensation expense includes: expense related to our new 2021 Incentive Award Plan, our ESPP, profits interests, the vesting of Class B units, the change in fair value of Class B liability awards, and profits distributions to Class B unitholders, as follows:

	Year Ended December 31,
	2023	2022	2021
2021 Incentive Award Plan	$22,297	$8,608	$4,909
Employee Stock Purchase Plan	341	437	—
Profits interests	746	—	—
Vested Class B units and change in fair value of Class B liability awards	—	—	934,993
Profits distributions to Class B unitholders	—	—	123,449
Total stock-based compensation expense	$23,384	$9,045	$1,063,351
2021 Incentive Award Plan
During the year ended December 31, 2023, we granted 5,098,818 restricted stock units (“RSUs”) and 4,202,000 fully vested shares of Class A common stock to certain employees, service providers and members of our Board of Directors in aggregate under our 2021 Incentive Award Plan.
For employees and service providers, both RSUs and SARs are primarily time-based and typically vest ratably over four years, as specified in the individual grant notices. The RSUs may entitle the recipients to dividend equivalents if approved by the Plan Administrator, which are subject to the same vesting terms and accumulate during the vesting period. Upon vesting, the RSU holder will be issued the Company’s Class A common stock. The SARs will be settled in the Company’s Class A common stock upon exercise. The shares to be issued upon exercise will have a total market value equal to the SAR value calculated as (x) number of shares underlying SAR, multiplied by (y) any excess of the Company’s share value on the date of exercise over the exercise price set in each individual grant notice.
The fair value of RSUs is the same as the Company’s share price on the date of grant. The fair value of the SARs was determined using a Black-Scholes model.
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes, including granted, vested or exercised and forfeited, from January 1, 2023 to December 31, 2023 are

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
summarized as follows:

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	6,261,543	$3.45	1,747,473	$4.05
Granted	5,098,818	1.83	—	—
Vested (RSUs) or Exercised (SARs)	(2,259,892)	3.28	—	—
Forfeited	(1,360,208)	2.66	(161,289)	4.05
Outstanding at December 31, 2023	7,740,261	$2.57	1,586,184	$4.05
Exercisable at December 31, 2023	—	$—	825,291	$4.05
The stock compensation expense related to the RSU and SAR grants was $11,633 and $8,608 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, 825,291 of the SARs were exercisable and have a remaining contractual term of 7.1 years. For the fully vested shares, we issued 2,251,874 shares of Class A common stock after withholding for taxes, resulting in compensation expense of $10,664 during the year ended December 31, 2023.
Employee Stock Purchase Plan
The Company recognized $341 of stock-based compensation expense related to the ESPP during the year ended December 31, 2023. During the year ended December 31, 2023, we issued 435,519 shares under the ESPP for cash proceeds of $680. As of December 31, 2023, $12 has been withheld on behalf of employees for a future purchase period.
Profits Interests
The Company recognized $746 of stock-based compensation expense related to the profits interests during the year ended December 31, 2023.
Class B Units
We recognized stock-based compensation expenses of $1,058,442 for the year ended December 31, 2021, which includes profits distributions to Class B unitholders issued by MarketWise, LLC of $123,449. The amount of stock-based compensation expense related to the Class B Units included in each of the line items in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$—	$—	$170,536
Sales and marketing	—	—	46,417
General and administrative	—	—	841,489
Total stock based-compensation expense	$—	$—	$1,058,442
The following is a rollforward of Class B Units activity for the year ended December 31, 2021:

Unvested at January 1, 2021	75,044
Granted	17,690
Vested	(92,734)
Unvested at December 31, 2021	—

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The weighted-average grant-date fair value of Class B Units granted was $2,195.16 per unit during the year ending December 31, 2021.
Because the Class B Units were not publicly traded, we estimated the fair value of its Class B Units in each reporting period. The fair values of Class B Units were estimated by the board of managers of MarketWise, LLC based on its equity value. The board of managers of MarketWise, LLC considered, among other things, contemporaneous valuations of our equity value prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
At the date of the Transactions on July 21, 2021, the $10 market value per share was used.
For the three and six months ended June 30, 2021, the fair value of the Class B Units of MarketWise, LLC was estimated using a probability-weighted expected return method. This method considered two scenarios: one based on a market approach according to a proposed acquisition of the Company and allocated through a liquidation waterfall, and the other based on the Company continuing as a private entity according to a discounted cash flow analysis, and allocated using an option pricing model. The results of these two methods were weighted to derive the fair value of the Class B Units as of March 31, 2021 and June 30, 2021.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table sets forth the computation of basic and diluted earnings per share for the respective periods:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from July 22, 2021 through December 31, 2021
Basic earnings per share:
Numerator:
Net income	$54,295	$101,170	$78,728
Less: Net income attributable to noncontrolling interests	52,513	83,180	60,476
Net income attributable to Class A common stockholders	$1,782	$17,990	$18,252

Denominator:
Weighted average shares outstanding (in thousands)	31,707	24,635	25,035

Basic earnings per share	$0.06	$0.73	$0.73

Diluted earnings per share:
Numerator:
Net income	$54,295	$101,170	$78,728
Less: Net income attributable to noncontrolling interests	52,513	83,180	60,476
Net income attributable to Class A common stockholders	$1,782	$17,990	$18,252

Denominator:
Weighted average shares outstanding (in thousands)	33,312	24,747	25,035

Diluted earnings per share	$0.05	$0.73	$0.73
The Company’s potentially dilutive securities and their impact on the computation of earnings per share are as follows:
•Public Warrants and Private Placement Warrants: the Public and Private Placement Warrants were "out of the money" for the period from July 21, 2021 through December 31, 2021, therefore, net income per share excludes any impact of the 20,699,993 Public Warrants and 10,280,000 Private Placement Warrants. The warrants were out of the money during the portion of the year ended December 31, 2022 prior to the warrant exchange transaction in September 2022, and there are no warrants outstanding thereafter. For more details on the warrant exchange, see Note 17 – Warrant Exchange.
•Sponsor Earnout Shares and MarketWise Management Member Earnout Shares: the 3,051,000 Sponsor Earnout Shares and the 2,000,000 MarketWise Management Member Earnout Shares granted in connection with the closing of the Transactions held in escrow are excluded from the earnings per share computation in all periods since the earnout contingency has not been met.
•Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs. The diluted earnings per share calculation includes the impact of unvested RSUs, where the impact is dilutive, unless the Company has a net loss. The diluted earnings per share calculations above exclude certain RSUs

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
with performance conditions, since the performance conditions were not met, and such RSUs were forfeited as of December 31, 2022.
•Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
•ESPP: The basic earnings per share calculation includes the impact of the shares that were issued under the ESPP as of December 31, 2023.

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
The components of income tax expense consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current income tax expense (benefit):
Federal	$—	$—	$—
State	—	—	—
Deferred income tax expense (benefit):
Federal	1,517	1,294	1,942
State	286	196	416
Total income tax expense (benefit)	$1,803	$1,490	$2,358
A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	3.85%	3.85%	4.50%
Fair value of warrant liabilities	—%	(3.61)%	—%
Permanent items	2.12%	(2.13)%	(0.55)%
Income attributable to noncontrolling interests	(23.76)%	(17.66)%	(25.20)%
Effective income tax rate	3.21%	1.45%	(0.25)%
The Company’s effective tax rate was 3.21% and 1.45% in 2023 and 2022, respectively, in comparison to the U.S. statutory rate of 21.00%. Our effective tax rates in 2023 and 2022 differ from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income. Further, the year over year difference includes the effects of the change in income allocation to the non-controlling interest.
Details of the Company’s deferred tax assets and liabilities are as follows:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	December 31,
	2023	2022
Deferred tax assets:
Reserves	$231	$182
Accrued expenses	168	170
Deferred revenue	6,421	7,100
Derivatives	—	29
Stock-based compensation	315	240
Investment in MarketWise, LLC	29,869	29,088
Net operating loss carryforwards	3,238	3,147
Investment in flow-through partnerships	1,036	712
Lease liabilities	162	165
Tax Receivable Agreement	2,211	—
Charitable contributions	26	9
Intangible assets	278	—
Research and development capitalization	123	86
Total deferred tax assets	$44,078	$40,928
Deferred tax liabilities
Deferred expense	$(4,279)	$(4,236)
Right-of-use asset	(207)	(216)
Fixed assets	(30)	(18)
Intangible assets	—	(38)
Capital loss	—	—
Total deferred tax liabilities	$(4,516)	$(4,508)
Valuation allowance	(29,869)	(29,088)
Net deferred tax assets	$9,693	$7,332
We had a federal net operating loss carryforward (“NOL”) of $13,030 and $5,997, which can be carried forward indefinitely as of December 31, 2023 and 2022, respectively. We also had state net operating losses of $8,220 and $4,145 as of December 31, 2023 and 2022, respectively, with varying carryforward periods. As of December 31, 2023 and 2022, it is more likely than not that future operations will generate sufficient taxable income to realize the NOL and therefore, no valuation allowance was recorded on the NOL.
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
In evaluating the need for a valuation allowance on the deferred tax asset, the Company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance of $29,869 and $29,088 for certain deferred tax assets that are not more likely than not to be realized as of December 31, 2023 and 2022, respectively.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The Company did not record any penalties or interest related to uncertain tax positions, as management has concluded that no such positions exist, on the consolidated balance sheets as of December 31, 2023 and 2022. The Company does not expect any changes to uncertain tax positions within the next 12 months.
The Company is subject to examination for tax years beginning with the year ended December 31, 2020. The Company is currently under IRS examination of MarketWise, LLC for tax year 2020 and Stansberry China, LLC for tax year 2021. The Company is not currently subject to income tax audits in any state jurisdictions for any tax year.
Tax Receivable Agreement
As part of the Transactions, we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders. Pursuant to our election under Section 754 of the Code, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability will represent approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed being utilized in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the period ended December 31, 2023, Members of MarketWise, LLC exchanged an aggregate of 3,000,000 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 3,000,000 newly issued shares of Class A common stock. As a result, the deferred tax asset and corresponding TRA liability balances were $2,211 and $2,151, respectively, as of December 31, 2023. No payments have been made under the TRA and no payments are expected in the next 12 months.

14.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $4,937, $2,363 and $1,284 for the years ended December 31, 2023, 2022 and 2021, respectively.
We incurred costs related to revenue share agreements with related parties which are capitalized within deferred contract acquisition costs. We capitalized $6,578, $3,110 and $10,326 for the years ended December 31, 2023, 2022 and 2021, respectively.
A related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $511, $800 and $1,260 for the years ended December 31, 2023, 2022 and 2021, respectively.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $1,845, $400 and $50 for the years ended December 31, 2023, 2022 and 2021, respectively.
A related party also provided certain corporate functions to the Company and the costs of these services are recorded within related party expense in the accompanying consolidated statement of operations. We recorded $102, $85 and $92 for the years ended December 31, 2023, 2022 and 2021, respectively. We held balances of $1,220 and $1,043 as of December 31, 2023 and December 31, 2022 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with our related party are presented net and are included in related party payables, net in the consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain Class B unitholders. As a result, we recognized $737, $656 and $358 in other income, net for the years ended December 31, 2023, 2022 and 2021, respectively. Related party receivables related to these services were $239 and $403 as of December 31, 2023 and 2022, respectively.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We lease offices from related parties. Lease payments made to related parties were $1,800, $1,824 and $1,536 for the years ended December 31, 2023, 2022 and 2021, respectively, and rent expense of $2,438, $2,378 and $2,224 were recognized in general and administrative expenses for the years ended December 31, 2023, 2022 and 2021, respectively, related to leases with related parties. At December 31, 2023 and 2022, respectively, ROU assets of $7,261 and $9,210 and lease liabilities of $5,740 and $7,041 are associated with leases with related parties.
In April 2020 MarketWise, LLC provided a loan to a Class A unitholder and recognized a related party note receivable from the unitholder of $1,148. We recognized $17 and $10 in interest income for the years ended December 31, 2022 and 2021, respectively. The related party note receivable balance was $1,158 as of December 31, 2021. This loan was repaid in October 2022.
In July 2021, the Company’s Board of Directors approved and made a discretionary, one-time, lifetime-award, non-employee bonus payment of $10,000 to the Company’s founder, who is a Class B common stockholder, which was recorded within related party expense in the consolidated statement of operations.

15.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Year Ended December 31,
	2023	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$775	$864	$67
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(2,015)	(2,264)	(1,761)
Operating lease right-of-use assets obtained in exchange for lease obligations	(76)	(795)	—
Operating lease right-of-use assets obtained in exchange for lease obligations from acquisitions	—	(51)	398

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	50	38	12

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$155,174	$158,575	$139,078
Restricted cash	—	—	500
Total	$155,174	$158,575	$139,578
16.    Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity, as of December 31, 2023. The 3,051,000 Sponsor Earnout Shares held in escrow and the 2,000,000 Management Member Earnout Shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
and outstanding in the table below.

	Authorized	Issued	Outstanding
Common stock - Class A	950,000,000	36,384,981	36,384,981
Common stock - Class B	300,000,000	288,092,303	288,092,303
Preferred stock	100,000,000	—	—
Total	1,350,000,000	324,477,284	324,477,284
Each share of Class A and Class B common stock entitles the holder one vote per share. Only holders of Class A common stock have the right to receive dividends. In the event of liquidation, dissolution or winding up of the affairs of the Company, only holders of Class A common stock have the right to receive liquidation proceeds, while the holders of Class B common stock are entitled to only the par value of their shares. Class B common stock can be issued only to members of MarketWise, LLC, their respective successors and permitted transferees. Under the terms of the Third Amended and Restated Limited Liability Company Operating Agreement of MarketWise, LLC (the “MarketWise Operating Agreement”), and subject to certain restrictions set forth therein, the MarketWise Members are entitled to have their LLC Units redeemed or exchanged for shares of our Class A common stock, at our option. If redeemed for cash at the Company’s option, such cash would have to be generated through an offering of shares to the market such that there would not be any situation where there would be a net cash obligation to the Company for such redemption. Shares of our Class B common stock held by any such redeeming or exchanging MarketWise Member will be canceled for no additional consideration on a one-for-one basis with the redeemed or exchanged LLC Units whenever the MarketWise Members’ LLC Units are so redeemed or exchanged. The MarketWise Members may exercise such redemption rights for as long as their LLC Units remain outstanding. Our Board has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.
In 2023, we commenced paying quarterly dividends on shares of our Class A common stock and distributions on our LLC units. We also declared a special dividend and a special distribution on October 18, 2023. There can be no assurance that we will continue to pay dividends or in the future. The payment of any future dividends and distributions will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.
The dividends and distributions during the year ended December 31, 2023 were as follows:

		Dividends		Distributions
Date declared	Date paid	per share	Total	per unit	Total
May 9, 2023	July 20, 2023	$0.01	$440	$0.01	$2,911
August 3, 2023	October 26, 2023	$0.01	$462	$0.01	$2,893
October 18, 2023	December 1, 2023	$0.15	$7,064	$0.15	$43,251
October 18, 2023	To be paid on January 25, 2024	$0.01	$471	$0.01	$2,881
On November 4, 2021, our Board of Directors authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock. We did not repurchase any shares during the year ended December 31, 2023, and we repurchased 2,484,717 and 500,270 shares totaling $13,054 and $3,340 in aggregate, including fees and commissions of $25 and $5 for the years ended December 31, 2022 and 2021, respectively. Since the inception of the program we have repurchased 2,984,987 total shares. The share repurchase program expired by its terms on November 3, 2023.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
17.    Warrant Exchange
On August 17, 2022, we commenced an exchange offer (the “Offer”) and consent solicitation (the “Consent Solicitation”) relating to our outstanding Public Warrants and Private Placement Warrants to purchase shares of Class A common stock at $11.50 per share. Each holder of the warrants was offered the opportunity to receive 0.1925 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the Offer. Concurrently with the Offer, we solicited consents from holders of the warrants to amend the warrant agreement that governs all of the warrants (the “Warrant Agreement”) to permit us to require that each warrant outstanding upon the closing of the Offer be exchanged for 0.17325 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer (such amendment, the “Warrant Amendment”).
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

18.    Subsequent Events
On February 8, 2024, the Board of Directors committed to a strategic realignment and reorganization plan (the “Reorganization”) impacting its Legacy Research Group business (“Legacy Research”). As part of the Reorganization, the Company plans to wind-down the operations of Legacy Research. The Reorganization, including the closure of the Legacy Research subsidiary brands, is in response to misconduct discovered at Legacy Research where certain managers violated the Company’s policies. We believe the reorganization demonstrates the Company’s commitment to providing reliable and independent financial research to its subscribers. The Reorganization is currently expected to be completed in the first half of fiscal 2024. We have 104 employees at Legacy Research, which represents approximately 18% of the Company’s total employees, who will either be offered a new role within the Company or have their positions eliminated. As part of this Reorganization, we plan to make every effort to serve our existing Legacy Research customers by offering similar products published by other MarketWise brands. However, the Company is currently unable in good faith to estimate the amount or range of amounts expected to be incurred in connection with the Reorganization and wind-down, both with respect to each major type of cost associated therewith and with respect to the total cost, and the impacts on the Company’s overall results of operations. The Company plans to disclose this information after it determines such estimates or range of estimates.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO (principal executive officer) and Chief Financial Officer (principal financial officer, “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).
Our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Previously Disclosed Material Weaknesses
The material weaknesses as previously reported in Part II, Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2022, in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, have been remediated.
The controls and processes we implemented to remediate the identified material weakness related to the lack of contemporaneous documentation and account reconciliation included:
•hiring qualified personnel with appropriate levels of experience in accounting, technology, risk assessment, and internal controls;
•implementing a new revenue recognition application, including the design and implementation of associated internal controls over financial reporting; and
•enhancing account reconciliation processes and internal controls, leveraging the use of a reconciliation application, and training of accounting personnel.
The controls and processes we implemented to remediate the identified material weakness related to the lack of a formal or documented risk assessment process included:
•hiring qualified personnel with appropriate levels of experience in accounting, technology, risk assessment, and internal controls;
•establishing a comprehensive SOX program that includes the documentation and assessment of the Company’s risks and internal controls over financial reporting to comply with the Sarbanes-Oxley Act;
•implementing an annual risk assessment process over financial reporting;
•implementing an annual cybersecurity risk assessment process;
•establishing a Disclosure Task Force with participants across business units to ensure the completeness and accuracy of financial reporting disclosures; and
•establishing regular director and executive management meetings to oversee Company risks and performance.
These controls are adequately designed and have operated effectively for a sufficient period during the year ended December 31, 2023. Accordingly, the material weaknesses were determined to be remediated as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of its internal controls over financial reporting as of December 31, 2023, based on the updated framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management concluded that as of December 31, 2023, the two material weaknesses in our internal control over financial reporting related to: (i) a lack of contemporaneous documentation and account reconciliation, and (ii) the lack of a formal or documented risk assessment process, that were previously disclosed, were remediated and our internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
Other than the completed remediation efforts described above in connection with the previously identified material weaknesses in our 2022 Form 10-K, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the section captioned “Directors and Executive Officers” in our definitive Proxy Statement for the 2024 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation.
The information required by this item will either be set forth under the “Executive Compensation” section in the definitive Proxy Statement for the 2024 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be either set forth under the sections captioned “Voting Securities and Principal Holders Thereof,” and “Executive Compensation” in the definitive Proxy Statement for the 2024 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be either set forth under the “Directors and Executive Officers” section in the definitive Proxy Statement for the 2024 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be either set forth under the “Audit Committee Pre-Approval of Audit and Non-Audit Services” section in the definitive Proxy Statement for the 2024 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.
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

4.5	Description of Registrant’s Securities

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
10.5+
MarketWise, Inc. Non-Employee Director Compensation Policy (Effective August 2, 2023) (incorporated by reference to Exhibit 10.6 to the Registrant’s Periodic Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.6+	2021 MarketWise, Inc. Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.7+	2021 MarketWise, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.8+
Employment Agreement, effective as of July 30, 2018, by and between MarketWise, LLC (f/k/a S & A Holdings (2013), LLC) and Marco Ferri (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-4 (File No. 333-254720), filed with the SEC on May 28, 2021).

10.9†+
Letter Agreement, dated as of January 25, 2023, by and between MarketWise, Inc. and Marco Ferri (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2023).

10.10
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

10.11†
First Amendment to Loan and Security Agreement, dated as of May 2, 2023, by and among MarketWise, LLC, as borrower, the guarantors party thereto, the lenders from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, and BMO Capital Markets Corp., as joint lead arranger and joint bookrunner (incorporated by reference to Exhibit 10.3 to the Registrant’s Periodic Report on Form 10-Q, filed with the SEC on August 10, 2023).

10.12
Guaranty, dated as of October 29, 2021, by the guarantors identified therein in favor of HSBC Bank USA, National Association, as agent. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 1, 2021).

10.13+
Offer Letter, effective as of December 27, 2022, by and between MarketWise, Inc. and Dr. Stephen Sjuggerud. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on January 3, 2023).

10.14+
MarketWise, Inc. Executive Severance Plan, effective as of December 16, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2023)

10.15+
Letter Agreement, dated as of February 14, 2023, by and between MarketWise, Inc. and Amber Lee Mason (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 15, 2023).

10.16†
Voting Agreement, dated as of April 17, 2023, by and between MarketWise, Inc., Monument & Cathedral Holdings, LLC and the other persons and entities listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2023).

10.17†
Settlement Agreement, dated as of April 28, 2023, by and between MarketWise, Inc., F. Porter Stansberry and Stokes Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2023).

10.18†+
Letter Agreement, dated as of July 6, 2023, by and between MarketWise, Inc. and Erik Mickels (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2023).

10.19
Agreement, dated as of September 8, 2023, by and between MarketWise, Inc., F. Porter Stansberry and Stokes Holding, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2023).

10.20+
Letter Agreement, dated October 16, 2023, by and between the Company and Marco Ferri (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 19, 2023).

10.21+
Consulting Agreement, dated October 16, 2023, by and among the Company, Marco Ferri and Marco Ferri, P.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 19, 2023).

10.22+
Letter Agreement, dated October 20, 2023, by and between the Company and F. Porter Stansberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 23, 2023).

10.23+
Letter Agreement, dated October 30, 2023, by and between the Company and Amber Mason (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 1, 2023).

10.24+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees) (incorporated by reference to Exhibit 10.3 to the Registrant’s Periodic Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.25+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Periodic Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.26+
Form of Restricted Stock Grant Notice and Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Periodic Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.27+
MarketWise, Inc. Form of Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on September 27, 2021).

10.28+
MarketWise, Inc. Form of Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on September 27, 2021).

10.29+
MarketWise, Inc. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on September 27, 2021).

10.30+
MarketWise, Inc. Form of Restricted Stock Grant Notice and Restricted Stock Agreement (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on September 27, 2021).

10.31+
Letter Agreement, dated November 10, 2023, by and between the Company and Chad Curlett (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023).

10.32	MarketWise, Inc. Insider Trading Policy
21.1	List of Subsidiaries of MarketWise, Inc.
23.1	Consents of Experts and Counsel
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	MarketWise, Inc. Policy for Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

MARKETWISE, INC.

Date: March 7, 2024	By:	/s/ Porter Stansberry
	Name:	Porter Stansberry
	Title:	Chief Executive Officer

	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Porter Stansberry and Erik Mickels, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Porter Stansberry	Chief Executive Officer and Chairman (Principal Executive Officer)	March 7, 2024
Porter Stansberry

/s/ Erik Mickels	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2024
Erik Mickels

/s/ Dr. David Eifrig	Director	March 7, 2024
Dr. David Eifrig

/s/ Michael Palmer	Director	March 7, 2024
Michael Palmer

/s/ Van Simmons	Director	March 7, 2024
Van Simmons

/s/ Matthew Smith	Director	March 7, 2024
Matthew Smith

/s/ Glenn Tongue	Director	March 7, 2024
Glenn Tongue

/s/ Matthew Turner	Director	March 7, 2024
Matthew Turner