Form 10-Q
period 2024-03-31
MARKETWISE, INC.
filed 2024-05-15
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 10, 2024, there were 43,173,283 shares of the registrant’s Class A common stock and 280,390,147 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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

PART 1—FINANCIAL INFORMATION

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)
Item 1. Financial Statements.

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$131,175	$155,174
Accounts receivable	3,350	4,528
Prepaid expenses	10,555	9,305
Related party receivables	2,008	5,182
Deferred contract acquisition costs	83,423	91,480
Other current assets	2,046	2,172
Total current assets	232,557	267,841
Property and equipment, net	630	690
Operating lease right-of-use assets	6,827	7,331
Intangible assets, net	8,437	6,255
Goodwill	33,560	31,038
Deferred contract acquisition costs, noncurrent	67,713	73,420
Deferred tax assets	9,367	9,693
Other assets	199	287
Total assets	$359,290	$396,555
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$2,936	$559
Related party payables, net	344	1,137
Accrued expenses	22,048	55,041
Deferred revenue and other contract liabilities	280,314	287,751
Operating lease liabilities	1,474	1,446
Other current liabilities	26,787	27,959
Total current liabilities	333,903	373,893
Long-term liabilities - related party	707	—
Deferred revenue and other contract liabilities, noncurrent	285,231	304,342
Related party tax receivable agreement liability, noncurrent	2,470	2,151
Other liabilities, noncurrent	2,378	746
Operating lease liabilities, noncurrent	3,987	4,366
Total liabilities	628,676	685,498
Commitments and Contingencies	—	—
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 38,122,283 and 36,384,981 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 287,592,303 and 288,092,303 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	29	29
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Additional paid-in capital	115,259	115,164
Accumulated other comprehensive income	27	65
Accumulated deficit	(124,686)	(126,343)
Total stockholders’ deficit attributable to MarketWise, Inc.	(9,367)	(11,081)
Noncontrolling interest	(260,019)	(277,862)
Total stockholders’ deficit	(269,386)	(288,943)
Total liabilities and stockholders’ deficit	$359,290	$396,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net revenue	$108,612	$125,615
Related party revenue	379	618
Total net revenue	108,991	126,233
Operating expenses:
Cost of revenue (1)	13,368	15,290
Sales and marketing (1)	47,297	48,727
General and administrative (1)	23,802	28,033
Research and development (1)	2,149	2,463
Depreciation and amortization	693	984
Related party expense	127	128
Total operating expenses	87,436	95,625
Income from operations	21,555	30,608
Other income, net	234	387
Interest income, net	1,658	538
Income before income taxes	23,447	31,533
Income tax expense	735	928
Net income	22,712	30,605
Net income attributable to noncontrolling interests	21,055	29,138
Net income attributable to MarketWise, Inc.	$1,657	$1,467

Net income per Class A common share – basic	$0.05	$0.05

Net income per Class A common share – diluted	$0.04	$0.05

Weighted average shares outstanding – basic	36,726	29,172

Weighted average shares outstanding – diluted	39,436	30,496

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$22,712	$30,605
Other comprehensive (loss) income:
Cumulative translation adjustment	(38)	21
Total comprehensive income	$22,674	$30,626
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	29,039,655	$3	291,092,303	$29	—	$—	$106,852	$(128,125)	$44	$(21,197)	$(277,186)	$(298,383)
Equity-based compensation	—	—	—	—	—	—	3,703	—	—	3,703	—	3,703
Vesting of restricted stock units	873,835	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	(630)	—	—	(630)	—	(630)
Distributions	—	—	—	—	—	—	—	—	—	—	20	20
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	21	21	—	21
Net income (loss)	—	—	—	—	—	—	—	1,467	—	1,467	29,138	30,605
Balance at March 31, 2023	29,913,490	$3	291,092,303	$29	—	$—	$109,925	$(126,658)	$65	$(16,636)	$(248,028)	$(264,664)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	36,384,981	$4	288,092,303	$29	—	$—	$115,164	$(126,343)	$65	$(11,081)	$(277,862)	$(288,943)
Equity-based compensation	—	—	—	—	—	—	2,175	—	—	2,175	—	2,175
Vesting of restricted stock units	1,796,681	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(559,379)	—	—	—	—	—	(1,172)	—	—	(1,172)	—	(1,172)
Dividends declared	—	—	—	—	—	—	(493)	—	—	(493)	—	(493)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,683)	(3,683)
Issuance per redemption of Class B shares for Class A shares	500,000	—	(500,000)	—	—	—	(471)	—	—	(471)	471	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(38)	(38)	—	(38)
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	—	—	56	—	—	56	—	56
Net income (loss)	—	—	—	—	—	—	—	1,657	—	1,657	21,055	22,712
Balance at March 31, 2024	38,122,283	$4	287,592,303	$29	—	$—	$115,259	$(124,686)	$27	$(9,367)	$(260,019)	$(269,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$22,712	$30,605
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	693	984
Stock-based compensation	3,807	3,703
Change in fair value of derivative liabilities	—	1,011
Deferred taxes	678	897
Unrealized gains on foreign currency	(57)	(10)
Noncash lease expense	505	517
Changes in operating assets and liabilities:
Accounts receivable	1,178	900
Related party receivables and payables, net	2,381	152
Prepaid expenses	(1,250)	(452)
Other current assets and other assets	214	486
Deferred contract acquisition costs	13,764	9,826
Trade and other payables	2,412	1,480
Accrued expenses	(32,993)	(16,247)
Deferred revenue	(30,881)	(29,264)
Operating lease liabilities	(352)	(361)
Other current and long-term liabilities	(1,322)	(359)
Net cash (used in) provided by operating activities	(18,511)	3,868
Cash flows from investing activities:
Purchases of property and equipment	—	(13)
Capitalized software development costs	(252)	(382)
Net cash used in investing activities	(252)	(395)
Cash flows from financing activities:
Restricted stock units withheld to pay taxes	(1,172)	(630)
Dividends paid	(343)	—
Distributions to noncontrolling interests	(3,683)	20
Net cash used in financing activities	(5,198)	(610)
Effect of exchange rate changes on cash	(38)	21
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,999)	2,884
Cash, cash equivalents and restricted cash — beginning of period	155,174	158,575
Cash, cash equivalents and restricted cash — end of period	$131,175	$161,459
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
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s condensed consolidated financial statements. As of March 31, 2024, MarketWise, Inc. had a 11.7% ownership interest in MarketWise, LLC.
The Company determined that MarketWise, LLC is the primary beneficiary of a VIE, and therefore, the assets, liabilities, and results of operations of that VIE are included in the Company’s consolidated financial statements.
The condensed consolidated financial statements have been prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2023 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2024, the results of operations, comprehensive income, stockholders’ deficit, and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common units, derivatives, valuation of assets acquired and liabilities assumed in business combinations, useful lives of intangible assets with definite lives, benefit period of deferred contract acquisition costs, determination of standalone selling prices, estimated life of lifetime customers, recoverability of goodwill and long-lived assets, valuation allowances on deferred tax assets, the incremental borrowing rates to calculate lease liabilities and right-of-use (“ROU”) assets and certain accruals. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
Net income for the three months ended March 31, 2024 and 2023 was fully attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of March 31, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC is 11.7% and the noncontrolling interest was 88.3%. For the three months ended March 31, 2024, net income attributable to controlling interests included a $735 tax provision, which is 100% attributable to the controlling interest.
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

	Three Months Ended March 31, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$108,275	$—	$—	$—	$108,275
Transferred at a point in time	—	319	379	18	716
Total	$108,275	$319	$379	$18	$108,991

	Three Months Ended March 31, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$125,412	$—	$—	$—	$125,412
Transferred at a point in time	—	148	618	55	821
Total	$125,412	$148	$618	$55	$126,233
Revenue recognition by subscription type was as follows:

	Three Months Ended March 31,
	2024	2023
Membership subscriptions	$49,626	$48,402
Term subscriptions	58,649	77,010
Non-subscription revenue	716	821
Total	$108,991	$126,233
Revenue for the Membership and Term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue.
Net revenue by principal geographic areas was as follows:

	Three Months Ended March 31,
	2024	2023
United States	$108,991	$126,142
International	—	91
Total	$108,991	$126,233
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

	As of
	March 31, 2024	December 31, 2023
Contract balances
Accounts receivable	$3,350	$4,528
Obligations for refunds	$4,561	$3,157
Deferred revenue – current	$275,753	$284,594
Deferred revenue – non-current	$285,231	$304,342
We recognized $92,561 and $104,035 of revenue during the three months ended March 31, 2024 and 2023, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $3,350 and $4,528 as of March 31, 2024 and December 31, 2023, respectively, related to the timing of cash settlement with our credit card processor.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2024	$164,900
Royalties and sales commissions – additions	5,237
Revenue share and cost per acquisition fees – additions	9,303
Amortization of capitalized costs	(28,304)
Balance at March 31, 2024	$151,136
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three months ended March 31, 2024 and 2023.
Remaining Performance Obligations
As of March 31, 2024, the Company had $565,545 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 50% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Legacy Reorganization
On February 8, 2024, the Company reported that its Board of Directors had committed to a strategic realignment and reorganization (the “Reorganization”) whereby the Company will wind-down the operations of its Legacy Research Group business (“Legacy Research”) in response to misconduct discovered at Legacy Research where certain managers violated the Company’s policies.
Following the commitment to the Reorganization, Legacy Research began to significantly curtail business activities including any marketing efforts to acquire new subscribers, but continued to serve existing subscribers and fulfill existing subscriptions during the first quarter of 2024. At the time of the announcement, there were 104 employees at Legacy Research, which represented approximately 18% of the Company’s total employees. As of March 31, 2024, 12 employees were either terminated or resigned, and separation costs incurred in the three months ended March 31, 2024 totaled approximately $200. As of March 31, 2024, the Company was still evaluating a range of potential actions related to the Reorganization, including the sale of certain Legacy Research assets to other businesses within MarketWise, and actions with respect to the remaining employees, and had not approved any such plans.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Legacy Research has leased office space and the current lease end date for this property is December 2028. As of March 31, 2024, the operating lease right-of-use asset and related leasehold improvements totaled approximately $2.9 million. The Company was still using this property in its operations, and evaluating various future alternatives with respect to this property as of March 31, 2024.
The Company expects that the Reorganization will be completed in the first half of fiscal 2024.
5.    Acquisitions
MMP Acquisition
In January 2024, we acquired 100% ownership of certain assets and liabilities from Money Map Press, LLC (“MMP Acquisition”), a provider of financial newsletters, which is a related party. The Company will pay contingent consideration based on the level of subscription sales it achieves from certain customers beginning from the sale date through January 1, 2026, as defined in the sale agreement. The fair value of the contingent consideration was estimated to be $707. The contingent consideration will be remeasured at the end of each reporting period. The MMP Acquisition was accounted for using the acquisition method of accounting for business combinations. The purchase price allocation is preliminary pending completion of valuations of certain acquired assets and liabilities. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Goodwill	$2,522
Tradenames	283
Customer relationships	2,235
Total assets acquired	5,040
Deferred revenue, current	(3,166)
Deferred revenue, noncurrent	(1,167)
Liabilities assumed	(4,333)
Net assets acquired	$707
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The acquired intangible assets related to the MMP Acquisition are amortized over their estimated useful lives. Accordingly, the tradenames are amortized over 8.7 years and customer relationships are amortized over 6.2 years. Amortization for the acquired intangible assets was $97 for the three months ended March 31, 2024.

6.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at January 1, 2024	$31,038
MMP Acquisition	2,522
Balance at March 31, 2024	$33,560

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	March 31, 2024
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$14,679	$(10,655)	$4,024	4.7
Tradenames	3,871	(2,697)	1,174	4.8
Capitalized software development costs	5,010	(2,858)	2,152	3.7
Finite-lived intangible assets, net	23,560	(16,210)	7,350

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$24,647	$(16,210)	$8,437

	December 31, 2023
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(10,371)	$2,072	3.0
Tradenames	3,588	(2,611)	977	3.9
Capitalized software development costs	4,714	(2,595)	2,119	3.7
Finite-lived intangible assets, net	20,745	(15,577)	5,168

Indefinite-lived intangible assets:
Cryptocurrencies	—	—	—
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$21,832	$(15,577)	$6,255
We recorded amortization expense related to finite-lived intangible assets of $633 and $914 for the three months ended March 31, 2024 and 2023, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $264 and $143 for the three months ended March 31, 2024 and 2023, respectively.
We recorded additions to capitalized software development costs of $297 and $382 for the three months ended March 31, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of March 31, 2024, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2024	$2,456
2025	1,876
2026	1,457
2027	509
2028	452
Thereafter	600
Finite-lived intangible assets, net	$7,350

7.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	March 31, 2024
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$115,280	$—	$—	$115,280
Contingent consideration receivable	—	—	1,253	1,253
Total assets	115,280	—	1,253	116,533
Liabilities:
Profits interests, noncurrent	—	—	2,378	2,378
Contingent consideration liability	—	—	707	707
Total liabilities	$—	$—	$3,085	$3,085

	December 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$121,345	$—	$—	$121,345
Contingent consideration receivable	—	—	1,253	1,253
Total assets	121,345	—	1,253	122,598
Liabilities:
Profits interests, noncurrent	—	—	746	746
Total liabilities	$—	$—	$746	$746
The level 3 assets relate to contingent consideration receivable from a related party associated with the Buttonwood Publishing sale, see Note 4 - Acquisitions and Disposals in our Annual Report on Form 10-K for the year ended December 31, 2023, and the level 3 liabilities relate to contingent consideration liability to a related party associated with the MMP Acquisition and profits interests, see Note 5 - Acquisitions and Note 9 – Stock-Based Compensation, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable, profits interests, and contingent consideration liability at their measurement dates:

As of
March 31, 2024
Contingent consideration receivable
Discount rate	27.2%
Revenue discount rate	5.8%

Profits interests
Discount rate	25.0%
Discount for lack of marketability	29.5%

Contingent consideration liability
Discount Rate	27.2%
The Company held no derivative liabilities as during the three months ended March 31, 2024. The following table summarizes the change in fair value of the derivative liabilities during the three months ended March 31, 2023:

Balance at January 1, 2023	$1,281
Change in fair value of derivative instruments	1,011
Balance at March 31, 2023	$2,292

8.    Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $0 and $5 for the three months ended March 31, 2024 and 2023, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $238 and $222 for the three months ended March 31, 2024 and 2023, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	March 31, 2024	December 31, 2023
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,520	1,520
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,271	1,271
		3,751	3,751
Less: Accumulated depreciation and amortization		(3,121)	(3,061)
Total property and equipment, net		$630	$690

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Depreciation and amortization expense for property and equipment was $60 and $70 for the three months ended March 31, 2024 and 2023, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	March 31, 2024	December 31, 2023
Commission and variable compensation	$8,260	$29,817
Payroll and benefits	3,617	10,941
Other accrued expenses	10,171	14,283
Total accrued expenses	$22,048	$55,041

9.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$599	$1,008
Sales and marketing	621	1,092
General and administrative	2,587	1,603
Total stock based-compensation expense	$3,807	$3,703
Total stock-based compensation expense for the three months ended March 31, 2024 and 2023 includes expenses related to our 2021 Incentive Award Plan, our ESPP and profits interests, as follows:

	Three Months Ended March 31,
	2024	2023
2021 Incentive Award Plan	$2,086	$3,603
Employee Stock Purchase Plan	89	100
Profits interests	1,632	—
Total stock-based compensation expense	$3,807	$3,703
2021 Incentive Award Plan
During the three months ended March 31, 2024, we granted 955,035 restricted stock units (“RSUs”) to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes are summarized as follows, including granted, exercised and forfeited from January 1, 2024 to March 31, 2024.

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	7,740,261	$2.57	1,586,184	$4.05
Granted	955,035	1.91	—	—
Exercised or vested	(1,796,681)	1.86	—	—
Forfeited	(176,665)	2.68	(100,283)	4.05
Expired	—	—	—	—
Outstanding at March 31, 2024	6,721,950	$2.67	1,485,901	$4.05
Exercisable at March 31, 2024	—	$—	761,219	$4.05
The stock compensation expense related to the RSU and SAR grants was $2,087 and $3,603 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, 761,219 SARs were exercisable and they have a remaining contractual term of 7.3 years.
Employee Stock Purchase Plan
The Company recognized $89 and $100 of stock-based compensation expense related to the Employee Stock Purchase Plan ("ESPP”) during the three months ended three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, $189 has been withheld on behalf of employees for the June 30, 2024 purchase date.
Profits Interests
The Company recognized $1,632 of stock-based compensation expense related to the profits interests during the three months ended March 31, 2024.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
10.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Basic earnings per share:
Numerator:
Net income	$22,712	$30,605
Less: Net income attributable to noncontrolling interests	21,055	29,138
Net income attributable to Class A common stockholders	$1,657	$1,467

Denominator:
Weighted average shares outstanding (in thousands)	36,726	29,172

Basic earnings per share	$0.05	$0.05

Diluted earnings per share:
Numerator:
Net income	$22,712	$30,605
Less: Net income attributable to noncontrolling interests	21,055	29,138
Net income attributable to Class A common stockholders	$1,657	$1,467

Denominator:
Weighted average shares outstanding (in thousands)	39,436	30,496

Diluted earnings per share	$0.04	$0.05
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Sponsor and MarketWise Management Member Earnout Shares: the 3,051,000 Sponsor Earnout Shares and the 2,000,000 MarketWise Management Member Earnout Shares (as defined and discussed in our Current Report on Form 8-K filed with the SEC on July 28, 2021) held in escrow are excluded from the earnings per share computation in both periods since the earnout contingency has not been met.
▪Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs. The diluted earnings per share calculation includes the impact of unvested RSUs, where the impact is dilutive, unless the Company has a net loss.
▪Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The diluted earnings per share calculation includes the impact of dilutive shares and excludes the impact of antidilutive shares under the ESPP as of March 31, 2024 and 2023.

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
Our effective income tax rate was 3.1% and 2.9% for the three months ended March 31, 2024 and 2023, respectively. The main driver of the rate for the three months ended March 31, 2023 was the income allocation to the non-controlling interest. The main driver of the increase in the effective tax rate from the three months ended March 31, 2023 is the change in the income allocation to the non-controlling interest. Our effective tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
In evaluating the need for a valuation allowance on the deferred tax asset, the company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance in the amount of $29,869 for certain deferred tax assets that are not more likely than not to be realized.
As part of Transactions, we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders. Pursuant to our election under Section 754 of the Code, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability will represent approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate to be able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the three months ended March 31, 2024, Members of MarketWise, LLC exchanged an aggregate of 500,000 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 500,000 newly-issued shares of Class A common stock. As a result, we have recorded a cumulative liability of $2,470 under the TRA as of March 31, 2024. No payments have been made under the TRA and no payments are expected in the next 12 months.
As of March 31, 2024, we had no unrecognized tax positions and believe there will be no changes to uncertain tax positions within the next 12 months.

12.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $379 and $618 for the three months ended March 31, 2024 and 2023, respectively.
We also incurred revenue share expenses paid to related parties of $1,306 and $1,152 which were capitalized as contract origination costs for the three months ended March 31, 2024 and 2023, respectively.
A related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $134 and $136 for the three months ended March 31, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $0 and $253 for the three months ended March 31, 2024 and 2023, respectively.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise. We recorded $23 and $27 for the three months ended March 31, 2024 and 2023, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $563 and $1,220 as of March 31, 2024 and December 31, 2023 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with our related party are presented net and are included in related party payables, net in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. As a result, we recognized $155 and $302 in other income, net for the three months ended March 31, 2024 and 2023, respectively. Related party receivables related to these services were $155 and $239 as of March 31, 2024 and December 31, 2023, respectively.
We lease offices from related parties. Lease payments made to related parties were $435 and $433 for the three months ended March 31, 2024 and 2023, respectively, and related party rent expense of $603 and $605 were recognized in general and administrative expenses for the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, ROU assets of $6,771 and $7,261 and lease liabilities of $5,403 and $5,740 are associated with leases with related parties.

13.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$(281)	$(293)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(465)	(498)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	45	37

	As of March 31,
	2024	2023
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$131,175	$161,459
Total cash and cash equivalents	$131,175	$161,459
14.    Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity as of March 31, 2024. The 3,051,000 Sponsor Earnout Shares held in escrow and the 2,000,000 Management Member Earnout Shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued and outstanding in the table below.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Authorized	Issued	Outstanding
Common stock - Class A	950,000,000	38,122,283	38,122,283
Common stock - Class B	300,000,000	287,592,303	287,592,303
Preferred stock	100,000,000	—	—
Total	1,350,000,000	325,714,586	325,714,586
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
The dividends and distributions declared during the three months ended March 31, 2024 were as follows:

		Dividends		Distributions
Date declared	Date paid	per share	Total	per unit	Total
October 18, 2023	January 25, 2024	$0.01	$471	$0.01	$2,881
March 5, 2024	April 25, 2024	$0.01	$493	$0.01	$2,878
15.    Subsequent Events
Subsequent events have been evaluated through May 15, 2024, which is the date that the financial statements were issued.
With respect to the Legacy Research Reorganization described in Note 4 – Legacy Reorganization, as of May 15, 2024, the Company was still evaluating a range of potential actions related to the Reorganization, including the sale of certain Legacy Research assets to other businesses within MarketWise, and actions with respect to the remaining employees, and had not approved any such plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “we,” “us,” and “our”), should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”). The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report.
Overview
We are a leading multi-brand platform of subscription businesses that provides premium financial research, software, education, and tools for self-directed investors. We offer a comprehensive portfolio of high-quality, independent investment research, as well as several software and analytical tools, on a subscription basis.
MarketWise started in 1999 with the simple idea that, if we could publish intelligent, independent, insightful, and in-depth investment research and treat the subscriber the way we would want to be treated, then subscribers would renew their subscriptions and stay with us. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research brands such as Stansberry Research, Chaikin Analytics, and InvestorPlace. Our entire investment research product portfolio is 100% digital and channel agnostic, and we offer all of our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
Today, we benefit from the confluence of a leading editorial team, diverse portfolio of content and brands, and comprehensive suite of investor-centric tools that appeal to a broad subscriber base.
First Quarter 2024 Highlights
On February 8, 2024, the Company reported that its Board of Directors had committed to a strategic realignment and reorganization (the “Reorganization”) whereby we will wind-down the operations of our Legacy Research Group business (“Legacy Research”) in response to misconduct discovered at Legacy Research where certain managers violated the Company’s policies. For more information on the Legacy Reorganization, see “— Legacy Reorganization.”
The following table presents net cash provided by operating activities, and the related margin as a percentage of net revenue, and Adjusted CFFO, a non-GAAP measure, and the related margin as a percentage of Billings, for each of the periods presented. For more information on Adjusted CFFO and Adjusted CFFO Margin, see “— Non-GAAP Financial Measures.”

(In thousands)	Three Months Ended March 31,
	2024	2023	% Change
Net cash provided by operating activities	$(18,511)	3,868	(578.6)%
Total net revenue	108,991	126,233	(13.7)%
Net cash provided by operating activities margin	(17.0)%	3.1%

Adjusted CFFO	$(18,511)	$3,868	(578.6)%
Billings	77,222	97,171	(20.5)%
Adjusted CFFO Margin	(24.0%)	4.0%

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
Our Paid Subscribers (as defined below) as of December 31, 2023 generated average customer lifetime Billings of approximately $1,494, resulting in a LTV/CAC (as defined below) ratio of approximately 2.3x. On average, it takes us approximately 1.1 to 1.6 years for a Paid Subscriber’s cumulative net revenue to exceed the total cost of acquiring that subscriber (which includes fixed costs, such as marketing salaries). For more information on Billings and our LTV/CAC ratio and the components of this ratio, see “—Key Business Metrics” and “—Definitions of Metrics,” respectively.
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription. We seek and typically achieve 90-day payback periods to cover this variable component of the direct marketing spend.
As of March 31, 2024, our paid subscriber base was 683 thousand, down 94 thousand, or 12.1% as compared to 777 thousand at March 31, 2023. Our base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2019, direct-to-paid acquisition has accounted for approximately two-thirds of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately one-third of our annual Paid Subscriber acquisition.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of March 31, 2024 was $492, which decreased 0.2% from $493 as of March 31, 2023. For more information on ARPU, see “Key Business Metrics—Average Revenue Per User.”
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and membership “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our high-value composition rate reflects the rate at which Paid Subscribers that have purchased less than $600 of our products over their lifetime convert into subscribers that have purchased more than $600. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our cumulative ultra high-value composition rate reflects the rate at which high value Paid Subscribers that have purchased more than $600 of our products over their lifetime convert into subscribers that have purchased more than $5,000. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of March 31, 2024, our high-value composition rate and ultra high-value composition rate were 49% and 42%, respectively.

Definitions of Metrics
Throughout this discussion and analysis, a number of our financial and operating metrics are referenced which we do not consider to be key business metrics, but which we review to monitor performance, and which we believe may be useful to investors. These are:
Annual free-to-paid and annual active free-to-paid conversion rates: The Company has historically defined free-to-paid conversion rate as the number of Free Subscribers (as defined below) who purchased a subscription during the period divided by the average number of Free Subscribers during the period. In addition, the Company has historically defined active free-to-paid conversion rate as the number of Active Free Subscribers (as defined below) who purchased a subscription during the period divided by the average number of Active Free Subscribers during the period. There have been no changes to the calculation of free-to-paid or active free-to-paid conversion rates. However, the Company has revised the definition of free-to-paid and active free-to-paid conversion rates to provide clarity in how they are calculated.
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

	As of and for the Three Months Ended March 31,			As of and for the Three Months Ended December 31,
	2024	2023	% change	2023	% change
Free Subscribers	16,655,670	15,678,205	6.2%	16,446,752	1.3%
Active Free Subscribers	3,784,280	4,033,987	(6.2)%	4,067,199	(7.0)%
Paid Subscribers	683,436	777,397	(12.1)%	737,140	(7.3)%
ARPU	$492	$493	(0.2)%	$503	(2.2)%
New Marketing Billings (in thousands)	$54,788	$66,746	(17.9)%	$67,732	(19.1)%
Net Renewal Billings (in thousands)	$21,439	$29,101	(26.3)%	$21,575	(0.6)%
Other Billings (in thousands)	$995	$1,324	(24.8)%	$4,250	(76.6)%
Total Billings (in thousands)	$77,222	$97,171	(20.5)%	$93,557	(17.5)%
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
Free Subscribers increased by 1.0 million, or 6.2%, to 16.7 million at March 31, 2024 as compared to 15.7 million at March 31, 2023. As of March 31, 2024, average Active Free Subscribers decreased by 0.2 million, or 6.2%, to 3.8 million, compared to 4.0 million as of March 31, 2023. The year over year decline in Active Free Subscribers is a result of cessation of engagement with our Legacy Research Group free subscribers as the wind down of this business began in February 2024.
Free Subscribers was flat at 16.7 million as of March 31, 2024 as compared to 16.4 million as of December 31, 2023. As of March 31, 2024, average Active Free Subscribers decreased by 0.3 million, or 7.0% to 3.8 million, compared to 4.1 million as of December 31, 2023, again as a result of cessation of engagement with our Legacy Research Group free subscribers as the wind down of this business began in February 2024.
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
Total Paid Subscribers decreased by 94 thousand, or 12.1%, to 683 thousand as of March 31, 2024 as compared to 777 thousand at March 31, 2023, driven by continued soft consumer engagement. While gross new subscribers increased 16.4% over the same quarter in the prior year, churn was elevated due to expiring subscriptions in our Legacy Research Group which likely came as a result of the wind down of this business which began in February 2024. The decreases from these factors were partially offset by the addition of approximately 25 thousand Paid Subscribers that joined our list with the MMP acquisition in first quarter 2024.
Total Paid Subscribers decreased by 54 thousand, or 7.3%, to 683 thousand as of March 31, 2024 as compared to 737 thousand as of December 31, 2023. Gross new subscribers were flat compared to fourth quarter 2023. However, we saw elevated churn in the quarter primarily as a result of expiring subscriptions within our Legacy Research Group as the wind down of this business began in February 2024. The decreases from these factors were partially offset by the addition of approximately 25 thousand Paid Subscribers that joined our list with the MMP acquisition in first quarter 2024.
Subscriber count churn has ranged from approximately 2.4% to 2.7% per month between 2021 and 2023. As of March 31, 2024, the average monthly churn over the trailing twelve months was at the higher end of the this range. Almost all of the subscribers who churned in first quarter 2024 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 70% from 2021 to 2023, is a more meaningful gauge of subscriber satisfaction.
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
ARPU decreased by $1, or 0.2%, to $492 as of March 31, 2024 as compared to $493 as of March 31, 2023. Both trailing four quarter Billings and trailing four quarter Paid Subscribers decreased by 14%. The decrease in trailing four quarter Billings was driven by reduced engagement of prospective and existing subscribers, as further discussed in Billings below.
ARPU decreased by $11, or 2.2%, to $492 as of March 31, 2024 as compared to $503 as of December 31, 2023. The sequential decrease was driven by a 5% decrease in trailing four-quarter Billings, while trailing four-quarter average Paid Subscribers only decreased 3%.
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
We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.
New Marketing Billings are Billings from all new subscription sales. New Marketing Billings decreased by $12.0 million, or 17.9%, to $54.8 million for first quarter 2024 as compared to $66.7 million for first quarter 2023. The decrease was primarily driven by ceasing new sales campaigns within our Legacy Research Group brands, which began winding down operations in mid-February 2024.
New Marketing Billings decreased by $12.9 million, or 19.1% to $54.8 million for first quarter 2024 as compared to $67.7 million in fourth quarter 2023. The decrease was primarily driven by ceasing new sales campaigns within our Legacy Research Group brands, which began winding down operations in mid-February 2024.
Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings decreased by $7.7 million, or 26.3%, to $21.4 million for first quarter 2024 as compared to $29.1 million for first quarter 2023. This is primarily a function of a significant decrease (approximately 120 thousand) in average Paid Subscribers for the trailing twelve months ended March 31, 2024 versus the trailing twelve months ended March 31, 2023.
Net Renewal Billings decreased by $0.1 million, or 0.6%, to $21.4 million for first quarter 2024 as compared to $21.6 million for fourth quarter 2023. While new sales campaigns ceased within Legacy Research Group beginning with the wind down in February 2024, existing subscription renewals continued to be fulfilled throughout the quarter contributing to flat Net Renewal Billings.

Other Billings are Billings from revenue share, advertising and conferences. Other Billings decreased by $0.3 million, or 24.8% to $1.0 million for first quarter 2024 as compared to $1.3 million for first quarter 2023.
Other Billings decreased by $3.3 million or 76.6% to $1.0 million for first quarter 2024 as compared to $4.3 million for fourth quarter 2023 as a result of decreasing revenue share activity with external parties.
Total Billings decreased by $19.9 million, or 20.5%, to $77.2 million for the first quarter 2024 as compared to $97.2 million for first quarter 2023. While consumer engagement remains soft, we believe the decrease was primarily driven by our Legacy Research Group brands, which began winding down operations in mid-February 2024.
Total Billings decreased by $16.3 million, or 17.5%, to $77.2 million for first quarter 2024 as compared to $93.6 million for fourth quarter 2023. The decrease was primarily driven by our Legacy Research Group brands, which began winding down operations in mid-February 2024.
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
Employee Compensation Costs
Employee compensation costs, or payroll and payroll-related costs, include salaries, bonuses, benefits, and stock-based compensation for employees classified within cost of revenue, sales and marketing, and general and administrative, and also includes sales commissions for sales and marketing employees. Stock-based compensation includes amounts related to our 2021 Incentive Award Plan, our ESPP, and profits interests.
Cost of Revenue
Cost of revenue consists primarily of employee compensation costs associated with producing and publishing MarketWise’s content, hosting fees, customer service, credit card processing fees, product costs, and allocated overhead. Cost of revenue is exclusive of depreciation and amortization, which is shown as a separate line item.
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation costs, amortization of deferred contract acquisition costs, agency costs, advertising campaigns, and branding initiatives. Sales and marketing expenses are exclusive of depreciation and amortization shown as a separate line item.
Research and Development
Research and development expenses consist primarily of employee compensation costs, technical services, software expenses, and hosting expenses. Research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
General and Administrative
General and administrative expenses consist primarily of employee compensation costs associated with our finance, legal, information technology, human resources, executive, and administrative personnel, legal fees, corporate insurance, office expenses, professional fees, and travel and entertainment costs.

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
Interest (Expense) Income, Net
Interest (expense) income, net primarily consists of interest income from our money market accounts, as well as interest expense related to the 2021 Credit Facility.
Net Income Attributable to Noncontrolling Interests
As of March 31, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 11.7% and the noncontrolling interest was 88.3%. For the three months ended March 31, 2024 net income attributable to controlling interests included a $0.7 million tax provision, which is 100% attributable to the controlling interest.
As of March 31, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.3% and the noncontrolling interest was 90.7%. For the three months ended March 31, 2023 net income attributable to controlling interests included a $0.9 million tax provision, which is 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,
	2024	2023
Net revenue	$108,612	$125,615
Related party revenue	379	618
Total net revenue	108,991	126,233
Operating expenses:
Cost of revenue(1)	13,368	15,290
Sales and marketing(1)	47,297	48,727
General and administrative(1)	23,802	28,033
Research and development(1)	2,149	2,463
Depreciation and amortization	693	984
Related party expense	127	128
Total operating expenses	87,436	95,625
Income from operations	21,555	30,608
Other income, net	234	387
Interest income, net	1,658	538
Income before income taxes	23,447	31,533
Income tax expense	735	928
Net income	22,712	30,605
Net income attributable to noncontrolling interests	21,055	29,138
Net income attributable to MarketWise, Inc.	$1,657	$1,467
__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net revenue	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	12.3%	12.1%
Sales and marketing(1)	43.4%	38.6%
General and administrative(1)	21.8%	22.2%
Research and development(1)	2.0%	2.0%
Depreciation and amortization	0.6%	0.8%
Related party expense	0.1%	0.1%
Total operating expenses	80.2%	75.8%
Income from operations	19.8%	24.2%
Other income, net	0.2%	0.3%
Interest income, net	1.5%	0.4%
Income before income taxes	21.5%	25.0%
Income tax expense	0.7%	0.7%
Net income	20.8%	24.2%
Net income attributable to noncontrolling interests	19.3%	23.1%
Net income attributable to MarketWise, Inc.	1.5%	1.2%

__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Three Months Ended March 31, 2024 and Three Months Ended March 31, 2023
Net Revenue

(In thousands)	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Net revenue	$108,991	$126,233	$(17,242)	(13.7)%
The decrease in net revenue was primarily driven by a $18.4 million decrease in term subscription revenue, partially offset by a $1.2 million increase in membership subscription revenue.
Term subscription revenue decreased during the three months ended March 31, 2024 primarily due to lower Billings as compared to the 2023 period which was driven by reduced engagement of prospective and existing subscribers in the 2024 period.

Operating Expenses

(In thousands)	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Operating expenses:
Cost of revenue	$13,368	$15,290	$(1,922)	(12.6)%
Sales and marketing	47,297	48,727	(1,430)	(2.9)%
General and administrative	23,802	28,033	(4,231)	(15.1)%
Research and development	2,149	2,463	(314)	(12.7)%
Depreciation and amortization	693	984	(291)	(29.6)%
Related party expenses	127	128	(1)	(0.8)%
Total operating expenses	$87,436	$95,625	$(8,189)	(8.6)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $1.0 million decrease in salaries, taxes and benefits, a $0.5 million decrease in credit card fees, and a $0.4 million decrease in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $2.2 million decrease in salaries, taxes and benefits, and a $0.5 million decrease in stock-based compensation expense. This was partially offset by a $1.3 million increase in amortization of deferred contract acquisition costs.
General and Administrative
General and administrative expense decreased primarily driven by a $3.3 million decrease in incentive compensation, and a $1.1 million decrease in professional fees.
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

(In thousands)	Three Months Ended March 31,
	2024	2023	% Change
Adjusted CFFO	$(18,511)	$3,868	(578.6)%
Adjusted CFFO Margin	(24.0)%	4.0%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2024	2023	% Change
Net cash provided by operating activities	$(18,511)	$3,868	(578.6)%
Nonrecurring expenses	—	—	N/M
Adjusted CFFO	$(18,511)	$3,868	(578.6)%
The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2024	2023	% change
Net cash provided by operating activities	$(18,511)	3,868	(578.6)%
Total net revenue	108,991	126,233	(13.7)%
Net cash provided by operating activities margin	(17.0)%	3.1%

Adjusted CFFO	$(18,511)	$3,868	(578.6)%
Billings	77,222	97,171	(20.5)%
Adjusted CFFO Margin	(24.0%)	4.0%
CFFO and Adjusted CFFO for the three months ended March 31, 2024 was primarily due to net changes in our operating assets and liabilities which reduced cash by $46.8 million, including incentive compensation payouts and payments related to two renegotiated employment agreements. This was partially offset by net income of $22.7 million, adjusted for net non-cash items which increased cash by $5.6 million.
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

We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. We expect that as we grow our business, the amount of our float will increase. The Company estimates that the amount of float was approximately $127.0 million and $120.5 million as of March 31, 2024 and December 31, 2023, respectively. As part of the Company's broader capital allocation strategy, our consolidated cash balance may from time to time decline below our estimate of the long term float requirement.
The Company invests a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the quarter ended March 31, 2024, the Company earned interest income of $1.7 million on our cash portfolio.
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
As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $131.2 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. Restricted cash is comprised of reserves held with credit card processors for chargebacks and refunds. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. Our 2021 Credit Facility (as defined and further discussed below) can be used to finance permitted acquisitions, for working capital and general corporate purposes. We expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members in amounts sufficient for the MarketWise Members to pay taxes due on their share of MarketWise income at prevailing individual income tax rates, which for the 2023 tax year the highest federal, state and local tax rate the Company used was 49.75%. While historically we have not been required to make tax distributions, we expect to begin making required tax distributions to MarketWise Members, along with a proportionate payment to MarketWise Inc., as early as the second half of 2024. Such amounts will be reflected in our statement of cash flows as cash used in financing activities, and will not decrease the amount of cash from operations or net income reflected in our financial statements. However, such distributions will decrease the amount of cash available for use in our business.
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
In April 2024, MarketWise, LLC purchased 7.2 million LLC Units for $10.8 million from two MarketWise Members. For each LLC Unit purchased, MarketWise, Inc. cancelled one Class B share, thereby decreasing the total outstanding Class B shares by 7.2 million. MarketWise, LLC purchased the LLC Units according to the terms of the Third Amended and Restated Limited Liability Company Operating Agreement of MarketWise, LLC (the “MarketWise Operating Agreement”).
Legacy Reorganization
On February 8, 2024, the Company reported that its Board of Directors had committed to a strategic realignment and reorganization (the “Reorganization”) whereby the Company will wind-down the operations of its Legacy Research Group business (“Legacy Research”) in response to misconduct discovered at Legacy Research where certain managers violated the Company’s policies.
At the time of the announcement, there were 104 employees at Legacy Research, which represented approximately 18% of the Company’s total employees. We currently estimate that approximately half of these employees will be offered a new role within the Company and the remainder will have their positions eliminated, however, we continue to evaluate. Separation costs incurred in the first quarter 2024 were approximately $0.2 million and approximately $0.5 million in total through May 15, 2024. The annualized compensation costs associated with the terminated employees through May 15, 2024 is approximately $6.1 million.
Following the commitment to the Reorganization, Legacy Research began to significantly curtail business activities including any marketing efforts to acquire new subscribers. As a result of the Reorganization, the Billings of Legacy Research declined from $30.1 million during the fourth quarter 2023, to $15.8 million in Billings during the first quarter 2024. Legacy Research continued to serve existing subscribers and fulfill existing subscriptions during the first quarter 2024. While subscriber refund activity as a percent of Billings increased in the first quarter 2024 relative to prior quarter levels, the amounts were not material. As a result of this increase in refund activity, the Company recorded an increase of $1.6 million to the refund accrual as of March 31, 2024.
As part of the Reorganization, the Company continues to make efforts to serve existing Legacy Research customers. In April 2024, the Company began offering certain Legacy Research subscribers similar products published by other MarketWise brands, consistent with past Company practice when we cease a publication.
Legacy Research has leased office space and the current lease end date for this property is December 2028. As of March 31, 2024, the operating lease right-of-use asset and related leasehold improvements totaled approximately $2.9 million. The Company was still using this property in its operations and evaluating various alternatives with respect to this property as of March 31, 2024.
The Company expects that the Reorganization will be completed in the first half of fiscal 2024.

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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of March 31, 2024, there were no outstanding advances under the 2021 Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of March 31, 2024, we were in compliance with these covenants. The Company is currently in discussions with lenders to amend or replace the Credit Facility. While we have no amounts borrowed on the existing Credit Facility, we intend to amend or replace it prior to the maturity date.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2024	2023

Net cash (used in) provided by operating activities	$(18,511)	$3,868
Net cash used in investing activities	(252)	(395)
Net cash used in financing activities	(5,198)	(610)
Operating Activities
For the three months ended March 31, 2024, net cash used in operating activities was $18.5 million, primarily due to net changes in our operating assets and liabilities which reduced cash by $46.8 million, partially offset by net income of $22.7 million, adjusted for net non-cash items which increased cash by $5.6 million. The non-cash items include stock-based compensation expense of $3.8 million, and depreciation and amortization of $0.7 million. The changes in operating assets and liabilities were primarily driven by an decrease in deferred revenue, which decreased cash by $30.9 million due to our overall decrease in sales, a decrease in accrued expenses, which decreased cash by $33.0 million, and a net increase due to deferred contract acquisition costs of $13.8 million.
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
Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities was $0.3 million.
For the three months ended March 31, 2023, net cash used in investing activities was $0.4 million.
Financing Activities
For the three months ended March 31, 2024, net cash used in financing activities was $5.2 million, primarily driven by dividends and distributions paid.
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
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2023 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2023 Annual Report on Form 10-K for further discussion of these two policies. During the three months ended March 31, 2024, there were no material changes to these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act.

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

MARKETWISE, INC.

Date: May 15, 2024	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Financial Officer