Form 10-Q
period 2024-06-30
MARKETWISE, INC.
filed 2024-08-14
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 12, 2024, there were 43,932,380 shares of the registrant’s Class A common stock and 272,032,743 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
▪our future capital needs;
▪our ability to maintain an effective system of internal control over financial reporting;
▪our ability to maintain and protect our intellectual property; and
▪other factors detailed under the section of our Annual Report on Form 10-K for the year ended December 31, 2023 entitled “Risk Factors.”
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

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$109,342	$155,174
Accounts receivable	4,475	4,528
Prepaid expenses	8,264	9,305
Related party receivables	1,295	5,182
Deferred contract acquisition costs	73,265	91,480
Other current assets	1,821	2,172
Total current assets	198,462	267,841
Property and equipment, net	603	690
Operating lease right-of-use assets	6,317	7,331
Intangible assets, net	8,301	6,255
Goodwill	33,560	31,038
Deferred contract acquisition costs, noncurrent	58,716	73,420
Deferred tax assets	9,233	9,693
Other assets	113	287
Total assets	$315,305	$396,555
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$3,576	$559
Related party payables	434	1,137
Accrued expenses	25,724	55,041
Deferred revenue and other contract liabilities	252,299	287,751
Operating lease liabilities	1,649	1,446
Other current liabilities	29,146	27,959
Total current liabilities	312,828	373,893
Long-term liabilities – related party	487	—
Deferred revenue and other contract liabilities, noncurrent	257,275	304,342
Related party tax receivable agreement liability, noncurrent	2,946	2,151
Other liabilities, noncurrent	2,269	746
Operating lease liabilities, noncurrent	3,454	4,366
Total liabilities	579,259	685,498
Commitments and Contingencies	—	—
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 38,599,509 and 36,384,981 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 280,390,147 and 288,092,303 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	28	29
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	99,432	115,164
Accumulated other comprehensive income	10	65

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Accumulated deficit	(123,142)	(126,343)
Total stockholders’ deficit attributable to MarketWise, Inc.	(23,668)	(11,081)
Noncontrolling interest	(240,286)	(277,862)
Total stockholders’ deficit	(263,954)	(288,943)
Total liabilities and stockholders’ deficit	$315,305	$396,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$104,174	$103,363	$212,786	$228,978
Related party revenue	872	281	1,251	899
Total net revenue	105,046	103,644	214,037	229,877
Operating expenses:
Cost of revenue (1)	13,379	14,635	26,747	29,925
Sales and marketing (1)	42,722	49,033	90,019	97,760
General and administrative (1)	24,514	27,629	48,316	55,662
Research and development (1)	2,171	2,230	4,320	4,693
Depreciation and amortization	669	994	1,362	1,978
Related party expense	257	204	384	332
Total operating expenses	83,712	94,725	171,148	190,350
Income from operations	21,334	8,919	42,889	39,527
Other (expense) income, net	(656)	238	(422)	625
Interest income, net	1,341	1,013	2,999	1,551
Income before income taxes	22,019	10,170	45,466	41,703
Income tax expense	779	427	1,514	1,355
Net income	21,240	9,743	43,952	40,348
Net income attributable to noncontrolling interests	19,696	9,707	40,751	38,845
Net income attributable to MarketWise, Inc.	$1,544	$36	$3,201	$1,503

Earnings per share – basic	$0.04	$—	$0.09	$0.05

Earnings per share – diluted	$0.04	$—	$0.08	$0.05

Weighted average shares outstanding – basic	38,204	30,526	37,465	29,853

Weighted average shares outstanding – diluted	38,833	31,837	39,123	31,162

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$21,240	$9,743	$43,952	$40,348
Other comprehensive loss:
Cumulative translation adjustment	(17)	(35)	(55)	(14)
Total comprehensive income	$21,223	$9,708	$43,897	$40,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at April 1, 2023	29,913,490	$3	291,092,303	$29	$109,925	$(126,658)	$65	$(16,636)	$(248,028)	$(264,664)
Equity-based compensation	—	—	—	—	3,678	—	—	3,678	—	3,678
Issuance of common stock	648,849	—	—	—	332	—	—	332	—	332
Vesting of restricted stock units	261,656	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	(476)	—	—	(476)	—	(476)
Cash dividends declared	—	—	—	—	(440)	—	—	(440)	—	(440)
Distributions	—	—	—	—	—	—	—	—	(5,583)	(5,583)
Issuance per redemption of Class B shares for Class A	1,250,000	—	(1,250,000)	—	(873)	—	—	(873)	1,067	194
Foreign currency translation adjustments	—	—	—	—	—	—	(35)	(35)	—	(35)
Net income	—	—	—	—	—	36	—	36	9,707	9,743
Balance at June 30, 2023	32,073,995	$3	289,842,303	$29	$112,146	$(126,622)	$30	$(14,414)	$(242,837)	$(257,251)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at April 1, 2024	38,122,283	$4	287,592,303	$29	$115,259	$(124,686)	$27	$(9,367)	$(260,019)	$(269,386)
Equity-based compensation	—	—	—	—	1,766	—	—	1,766	—	1,766
Issuance of common stock	216,517	—	—	—	213	—	—	213	—	213
Vesting of restricted stock units	260,709	—	—	—	—	—	—	—	—	—
Repurchase of Class B shares	—	—	(7,202,156)	(1)	(10,802)	—	—	(10,803)	—	(10,803)
Cash dividends declared	—	—	—	—	(497)	—	—	(497)	—	(497)
Distributions	—	—	—	—	—	—	—	—	(6,554)	(6,554)
Foreign currency translation adjustments	—	—	—	—	—	—	(17)	(17)	—	(17)
Change in noncontrolling interest	—	—	—	—	(6,591)	—	—	(6,591)	6,591	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	84	—	—	84	—	84
Net income	—	—	—	—	—	1,544	—	1,544	19,696	21,240
Balance at June 30, 2024	38,599,509	$4	280,390,147	$28	$99,432	$(123,142)	$10	$(23,668)	$(240,286)	$(263,954)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	29,039,655	$3	291,092,303	$29	$106,852	$(128,125)	$44	$(21,197)	$(277,186)	$(298,383)
Equity-based compensation	—	—	—	—	7,381	—	—	7,381	—	7,381
Issuance of common stock	648,849	—	—	—	332	—	—	332	—	332
Vesting of restricted stock units	1,135,491	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	(1,106)	—	—	(1,106)	—	(1,106)
Cash dividends declared	—	—	—	—	(440)	—	—	(440)	—	(440)
Distributions	—	—	—	—	—	—	—	—	(5,563)	(5,563)
Issuance per redemption of Class B shares for Class A	1,250,000	—	(1,250,000)	—	(873)	—	—	(873)	1,067	194
Foreign currency translation adjustments	—	—	—	—	—	—	(14)	(14)	—	(14)
Net income	—	—	—	—	—	1,503	—	1,503	38,845	40,348
Balance at June 30, 2023	32,073,995	$3	289,842,303	$29	$112,146	$(126,622)	$30	$(14,414)	$(242,837)	$(257,251)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.		Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	36,384,981	$4	288,092,303	$29	$115,164	$(126,343)	$65	$(11,081)	—	$(277,862)	$(288,943)
Equity-based compensation	—	—	—	—	3,941	—	—	3,941		—	3,941
Issuance of common stock	216,517	—	—	—	213	—	—	213		—	213
Vesting of restricted stock units	2,057,390	—	—	—	—	—	—	—		—	—
Restricted stock units withheld to pay taxes	(559,379)	—	—	—	(1,172)	—	—	(1,172)		—	(1,172)
Repurchase of Class B shares	—	—	(7,202,156)	(1)	(10,802)	—	—	(10,803)		—	(10,803)
Cash dividends declared	—	—	—	—	(990)	—	—	(990)		—	(990)
Distributions	—	—	—	—	—	—	—	—		(10,237)	(10,237)
Issuance per redemption of Class B shares for Class A	500,000	—	(500,000)	—	(471)	—	—	(471)		471	—
Foreign currency translation adjustments	—	—	—	—	—	—	(55)	(55)		—	(55)
Change in noncontrolling interest	—	—	—	—	(6,591)	—	—	(6,591)		6,591	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	140	—	—	140		—	140
Net income	—	—	—	—	—	3,201	—	3,201		40,751	43,952
Balance at June 30, 2024	38,599,509	$4	280,390,147	$28	$99,432	$(123,142)	$10	$(23,668)		$(240,286)	$(263,954)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$43,952	$40,348
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,362	1,978
Stock-based compensation	5,464	7,381
Change in fair value of contingent consideration	764	—
Change in fair value of derivative liabilities, noncurrent	—	701
Deferred taxes	1,254	1,356
Unrealized gains on foreign currency	(64)	(26)
Noncash lease expense	1,015	1,053
Changes in operating assets and liabilities:
Accounts receivable	53	902
Related party receivables and payables, net	2,200	(78)
Prepaid expenses	1,041	1,309
Other current assets and other assets	525	666
Deferred contract acquisition costs	32,919	19,942
Trade and other payables	3,167	2,408
Accrued expenses	(29,317)	(7,618)
Deferred revenue	(86,852)	(35,097)
Operating lease liabilities	(710)	(731)
Other current and long-term liabilities	921	(1,648)
Net cash (used in) provided by operating activities	(22,306)	32,846
Cash flows from investing activities:
Purchases of property and equipment	(29)	(46)
Capitalized software development costs	(719)	(913)
Net cash used in investing activities	(748)	(959)
Cash flows from financing activities:
Proceeds from issuance of common stock	213	332
Repurchases of stock	(10,803)	—
Restricted stock units withheld to pay taxes	(1,172)	(1,106)
Dividends paid	(724)	—
Distributions to noncontrolling interests	(10,237)	(2,652)
Net cash used in financing activities	(22,723)	(3,426)
Effect of exchange rate changes on cash	(55)	(14)
Net increase in cash, cash equivalents and restricted cash	(45,832)	28,447
Cash, cash equivalents and restricted cash — beginning of period	155,174	158,575
Cash, cash equivalents and restricted cash — end of period	$109,342	$187,022
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
We operate multiple subsidiaries in the United States from our headquarters in Baltimore, Maryland.
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

2.    Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying condensed consolidated financial statements (“financial statements”) include the accounts of MarketWise, Inc. and its subsidiary, MarketWise, LLC, a variable interest entity (“VIE”) for which MarketWise, Inc. is deemed to be the primary beneficiary.
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s financial statements. As of June 30, 2024, MarketWise, Inc. had a 12.1% ownership interest in MarketWise, LLC.
The Company determined that MarketWise, LLC is the primary beneficiary of a VIE, and therefore, the assets, liabilities, and results of operations of that VIE are included in the Company’s financial statements.
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying unaudited financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2023 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2024, the results of operations, comprehensive income, stockholders’ deficit, and cash flows for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”). Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.
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
Net income for the three and six months ended June 30, 2024 and 2023 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of June 30, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 12.1% and the noncontrolling interest was 87.9%. For the three months ended June 30, 2024, net income attributable to controlling interests included a $779 tax provision, and for the six months ended June 30, 2024, net income attributable to controlling interests included a $1,514 tax provision, both of which were solely attributable to the controlling interest.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of June 30, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 10.0% and the noncontrolling interest was 90.0%. For the three months ended June 30, 2023, net income attributable to controlling interests included a $427 tax provision, and for the six months ended June 30, 2023, net income attributable to controlling interests included a $1,355 tax provision, both of which were 100% attributable to the controlling interest.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, (“ASU 2023-07”) which is aimed at improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 also requires additional interim disclosures. ASU 2023-07 is effective for the Company for the annual period beginning January 1, 2024, and interim periods beginning on January 1, 2025. Early adoption is permitted. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements, and prior period disclosures shall be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
3.    Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$103,777	$—	$—	$—	$103,777
Transferred at a point in time	—	358	872	39	1,269
Total	$103,777	$358	$872	$39	$105,046

	Three Months Ended June 30, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$103,148	$—	$—	$—	$103,148
Transferred at a point in time	—	169	281	46	496
Total	$103,148	$169	$281	$46	$103,644

	Six Months Ended June 30, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$212,052	$—	$—	$—	$212,052
Transferred at a point in time	—	677	1,251	57	1,985
Total	$212,052	$677	$1,251	$57	$214,037

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Six Months Ended June 30, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$228,560	$—	$—	$—	$228,560
Transferred at a point in time	—	316	899	102	1,317
Total	$228,560	$316	$899	$102	$229,877
Revenue recognition by subscription type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Membership subscriptions	$48,602	$41,409	$98,228	$89,811
Term subscriptions	55,175	61,739	113,824	138,749
Non-subscription revenue	1,269	496	1,985	1,317
Total	$105,046	$103,644	$214,037	$229,877
Revenue for the membership and term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue from revenue share arrangements and the sale of print products and events, such as webinars and conferences.
Net revenue by principal geographic areas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$105,046	$103,644	$214,037	$229,786
International	—	—	—	91
Total	$105,046	$103,644	$214,037	$229,877
Revenue by location is determined by the billing entity for the customer.
Contract Balances
The timing of revenue recognition, Billings (which represents amounts invoiced to customers), cash collections and refunds affects the recognition of accounts receivable, contract assets and deferred revenue. Our current deferred revenue balance in the condensed consolidated balance sheets includes an obligation for refunds for contracts where the provision for refund has not lapsed. Accounts receivable, deferred revenue and obligation for refunds are as follows:

	As of
	June 30, 2024	December 31, 2023
Contract balances
Accounts receivable	$4,475	$4,528
Obligations for refunds	$3,198	$3,157
Deferred revenue – current	$249,101	$284,594
Deferred revenue – non-current	$257,275	$304,342
We recognized $79,088 and $82,614 of revenue during the three months ended June 30, 2024 and 2023, respectively, and $171,649 and $186,649 during the six months ended June 30, 2024 and 2023, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $4,475 and $4,528 as of June 30, 2024 and December 31, 2023, respectively, related to the timing of cash settlement with our credit card processors.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2024	$164,900
Royalties and sales commissions – additions	8,076
Revenue share and cost per acquisition fees – additions	14,160
Amortization of capitalized costs	(55,155)
Balance at June 30, 2024	$131,981
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three and six months ended June 30, 2024 and 2023.
Remaining Performance Obligations
As of June 30, 2024, the Company had $509,574 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 50% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

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
Following the commitment to the Reorganization, Legacy Research began to significantly curtail business activities including any marketing efforts to acquire new subscribers, but continued to serve existing subscribers and fulfill existing subscriptions during the first half of 2024. At the time of the announcement, there were 104 employees at Legacy Research, which represented approximately 18% of the Company’s total employees. As of June 30, 2024, actions with respect to the employees were completed, and 48 employees were either terminated or resigned, and separation costs incurred in the three and six months ended June 30, 2024 totaled approximately $773 and $964, respectively, within general and administrative expenses. As of June 30, 2024, the Company was still evaluating a range of potential actions related to the Reorganization, including the transfer of certain Legacy Research assets to other businesses within MarketWise, and had not approved any such plans.
Legacy Research has leased office space and the current lease end date for this property is December 2028. As of June 30, 2024, the operating lease right-of-use asset and related leasehold improvements totaled approximately $2.8 million. The Company has ceased using this property in its operations and is evaluating various alternatives with respect to this property as of June 30, 2024.
During second quarter 2024, we began the process of offering certain Legacy Research subscribers similar products published by other MarketWise brands, consistent with past Company practice when we cease a publication.
In August 2024, we expect to substantially complete our Reorganization and operational transition plans with respect to substantially all of the Legacy Research brands, which resulted in the transfer of the related assets to other businesses within MarketWise for fair consideration. The administrative transfer process is expected to be complete during the third quarter 2024. For the remaining Legacy Research assets that we do not intend to transfer to other businesses within MarketWise, we continue to evaluate a range of potential actions.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

5.    Acquisitions
MMP Acquisition
On January 1, 2024, we acquired 100% ownership of certain assets and liabilities from Money Map Press, LLC (“MMP Acquisition”), a provider of financial newsletters, which is a related party. The Company will pay contingent consideration based on the level of subscription sales it achieves from certain customers beginning from the sale date through January 1, 2026, as defined in the sale agreement. The fair value of the contingent consideration was estimated to be $707. The contingent consideration will be remeasured at the end of each reporting period. The MMP Acquisition was accounted for using the acquisition method of accounting for business combinations. The purchase price allocation is preliminary pending completion of valuations of certain acquired assets and liabilities. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Goodwill	$2,522
Tradenames	283
Customer relationships	2,235
Total assets acquired	5,040
Deferred revenue, current	(3,166)
Deferred revenue, noncurrent	(1,167)
Liabilities assumed	(4,333)
Net assets acquired	$707
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The acquired intangible assets related to the MMP Acquisition are amortized over their estimated useful lives. Accordingly, the tradenames are amortized over 8.7 years and customer relationships are amortized over 6.2 years. Amortization for the acquired intangible assets was $98 and $195 for the three and six months ended June 30, 2024, respectively.

6.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at December 31, 2023	$31,038
MMP Acquisition	2,522
Balance at June 30, 2024	$33,560

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	June 30, 2024
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$14,679	$(10,906)	$3,773	4.3
Tradenames	3,871	(2,781)	1,090	4.7
Capitalized software development costs	5,487	(3,136)	2,351	4.1
Finite-lived intangible assets, net	24,037	(16,823)	7,214

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$25,124	$(16,823)	$8,301

	December 31, 2023
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(10,371)	$2,072	3.0
Tradenames	3,588	(2,611)	977	3.9
Capitalized software development costs	4,714	(2,595)	2,119	3.7
Finite-lived intangible assets, net	20,745	(15,577)	5,168

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$21,832	$(15,577)	$6,255
We recorded amortization expense related to finite-lived intangible assets of $612 and $925 for the three months ended June 30, 2024 and 2023, respectively, and $1,246 and $1,839 for the six months ended June 30, 2024 and 2023, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $278 and $146 for the three months ended June 30, 2024 and 2023, respectively, and $542 and $289 for the six months ended June 30, 2024 and 2023, respectively.
We recorded additions to capitalized software development costs of $477 and 590 for the three months ended June 30, 2024 and 2023, respectively, and $774 and $972 for the six months ended June 30, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of June 30, 2024, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2024	$1,946
2025	2,008
2026	1,589
2027	580
2028	485
Thereafter	606
Finite-lived intangible assets, net	$7,214

7.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	June 30, 2024
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$87,728	$—	$—	$87,728
Contingent consideration receivable	—	—	269	$269
Total assets	87,728	—	269	87,997
Liabilities:
Profits interests, noncurrent	—	—	2,269	2,269
Contingent consideration liability	—	—	487	487
Total liabilities	$—	$—	$2,756	$2,756

	December 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$121,345	$—	$—	$121,345
Contingent consideration receivable	—	—	1,253	1,253
Total assets	121,345	—	1,253	122,598
Liabilities:
Profits interests, noncurrent	—	—	746	746
Total liabilities	$—	$—	$746	$746
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
The following table summarizes the changes in fair value of the recurring Level 3 fair value measurements during the six months ended June 30, 2023:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

		Level 3 Fair Value Measurements
	Income Statement Line Item That Includes The Gains And Losses	Contingent consideration receivable	Profits interests, noncurrent	Contingent consideration liability	Total

Balance at December 31, 2023		$1,253	$746	$—
Issues		—	—	707
Total gains (losses) recorded in earnings	Other (expense) income, net	(984)	—	—	(984)
Total (gains) losses recorded in earnings	Other (expense) income, net	—	—	(220)	(220)
Total (gains) losses recorded in earnings	General and administrative expense	$—	$1,523	$—	$1,523
Balance at June 30, 2024		$269	$2,269	$487
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable, profits interests, and contingent consideration liability at their measurement dates:

As of
June 30, 2024
Contingent consideration receivable
Discount rate	27.5%
Revenue discount rate	5.6%

Profits interests
Discount rate	25.0%
Discount for lack of marketability	29.2%

Contingent consideration liability
Discount Rate	27.5%
The Company held no derivative liabilities as during the six months ended June 30, 2024. The following table summarizes the change in fair value of the derivative liabilities during the six months ended June 30, 2023:

Balance at January 1, 2023	$1,281
Change in fair value of derivative instruments	701
Balance at June 30, 2023	$1,982

8.    Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $56 and $66 for the three months ended June 30, 2024 and 2023, respectively, and $56 and $71 for the six months ended June 30, 2024 and 2023, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $240 and

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
$229, for the three months ended June 30, 2024 and 2023, respectively, and $478 and $451 for the six months ended June 30, 2024 and 2023, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	June 30, 2024	December 31, 2023
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,549	1,520
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,271	1,271
		3,780	3,751
Less: Accumulated depreciation and amortization		(3,177)	(3,061)
Total property and equipment, net		$603	$690
Depreciation and amortization expense for property and equipment was $56 and $69 for the three months ended June 30, 2024 and 2023, respectively, and $116 and $139 for the six months ended June 30, 2024 and 2023, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	June 30, 2024	December 31, 2023
Commission and variable compensation	$10,625	$29,817
Payroll and benefits	4,778	10,941
Other accrued expenses	10,321	14,283
Total accrued expenses	$25,724	$55,041

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
9.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenue	$543	$683	$1,142	$1,691
Sales and marketing	498	716	1,119	1,808
General and administrative	616	2,279	3,203	3,882
Total stock based-compensation expense	$1,657	$3,678	$5,464	$7,381
Total stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 includes expenses related to our MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) our 2021 Employee Stock Purchase Plan (“ESPP”), and profits interests as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
2021 Incentive Award Plan	$1,687	$3,587	$3,773	$7,190
Employee Stock Purchase Plan	79	91	168	191
Profits interests	(109)	—	1,523	—
Total stock-based compensation expense	$1,657	$3,678	$5,464	$7,381
2021 Incentive Award Plan
During the six months ended June 30, 2024, we granted 1,341,395 restricted stock units (“RSUs”) to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
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
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes, including granted, exercised and forfeited, from January 1, 2024 to June 30, 2024, are summarized as follows:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	7,740,261	$2.57	1,586,184	$4.05
Granted	1,341,395	1.74	—	—
Exercised or vested	(2,057,390)	1.86	—	—
Forfeited	(693,251)	2.86	(201,275)	4.05
Outstanding at June 30, 2024	6,331,015	$2.60	1,384,909	$4.05
Exercisable at June 30, 2024	—	$—	738,787	$4.05
The stock compensation expense related to the RSU and SAR grants was $1,687 and $2,443 for the three months ended June 30, 2024 and 2023, respectively, and $3,773 and $6,046 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, 738,787 of the SARs were exercisable and they have a remaining contractual term of 6.6 years.
In connection with the Company’s new compensation structure effective on July 1, 2024, we granted approximately 18.1 million RSUs to employees on that date, which vest ratably over 4 years.
Employee Stock Purchase Plan
The Company recognized $79 and $91 of stock-based compensation expense related to the ESPP during the three months ended June 30, 2024 and 2023, respectively, and $168 and $191 for the six months ended June 30, 2024 and 2023, respectively. The Company issued 216,517 shares of Class A common stock for $213 related to employee purchases under the ESPP during the six months ended June 30, 2024.
Profits Interests
The stock-based compensation (income) expense related to the profits interests, which are liability classified, was $(109) and $0 for the three months ended June 30, 2024 and 2023, respectively, and $1,523 and $0 for the six months ended June 30, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
10.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic earnings per share:
Numerator:
Net income	$21,240	$9,743	$43,952	$40,348
Less: Net income attributable to noncontrolling interests	19,696	9,707	40,751	38,845
Net income attributable to Class A common stockholders	$1,544	$36	$3,201	$1,503

Denominator:
Weighted average shares outstanding (in thousands)	38,204	30,526	37,465	29,853

Basic earnings per share	$0.04	$—	$0.09	$0.05

Diluted earnings per share:
Numerator:
Net income	$21,240	$9,743	$43,952	$40,348
Less: Net income attributable to noncontrolling interests	19,696	9,707	40,751	38,845
Net income attributable to Class A common stockholders	$1,544	$36	$3,201	$1,503

Denominator:
Weighted average shares outstanding (in thousands)	38,833	31,837	39,123	31,162

Diluted earnings per share	$0.04	$—	$0.08	$0.05
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
▪ESPP: The diluted earnings per share calculation includes the impact of dilutive shares and excludes the impact of antidilutive shares under the ESPP as of June 30, 2024 and 2023.

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
Our effective income tax rate was 3.6% and 3.3% for the three and six months ended June 30, 2024, respectively, and 4.2% and 3.3% for the three and six months ended June 30, 2023, respectively. The main driver of the effective income tax rate for the three and six months ended June 30, 2023 was the income allocation to the non-controlling interest. The main driver of the increase in the effective tax rate from the three months ended June 30, 2023 is the change in the income allocation to the non-controlling interest. Our effective tax rate for the three and six months ended June 30, 2024 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
As part of the reverse capitalization in 2021, we entered into a Tax Receivable Agreement (“TRA”) with certain stockholders. Pursuant to our election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability represents approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate being able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the three and six months ended June 30, 2024, Members of MarketWise, LLC exchanged an aggregate of 500,000 and common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 500,000 and newly-issued shares of Class A common stock, respectively. In addition, MarketWise LLC purchased 7,202,156 LLC Units and canceled an equal number of shares of Class B common stock. As a result, we have recorded a liability of $2,946 under the TRA as of June 30, 2024. No payments have been made under the TRA and no payments are expected in the next 12 months.
As of June 30, 2024, we had no unrecognized tax positions and we do not expect changes to uncertain tax positions within the next 12 months.

12.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $872 and $281 for the three months ended June 30, 2024 and 2023, respectively, and $1,251 and $899 for the six months ended June 30, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We incurred costs related to revenue share agreements with related parties which are capitalized within deferred contract acquisition costs. We capitalized $745 and $935 for the three months ended June 30, 2024 and 2023, respectively, and $2,051 and $2,087 for the six months ended June 30, 2024 and 2023, respectively.
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $86 and $217 for the three months ended June 30, 2024 and 2023, respectively, and $220 and $353 for the six months ended June 30, 2024 and 2023, respectively.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $0 and $332 for the three months ended June 30, 2024 and 2023, respectively, $0 and $585 for the six months ended June 30, 2024 and 2023, respectively.
A related party also provided certain corporate functions to the Company and the costs of these services are charged to us. We recorded $16 and $27 for the three months ended June 30, 2024 and 2023, respectively, and $39 and $54 for the six months ended June 30, 2024 and 2023, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $487 and $1,220 as of June 30, 2024 and December 31, 2023, respectively, of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with this related party are presented net and are included in related party payables in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. As a result, we recognized $107 and $205 in other income, net for the three months ended June 30, 2024 and 2023, respectively, and $262 and $507 for the six months ended June 30, 2024 and 2023, respectively. Related party receivables related to these services were $262 and $239 as of June 30, 2024 and December 31, 2023, respectively.
We lease offices from related parties. Lease payments made to related parties were $435 and $435 for the three months ended June 30, 2024 and 2023, respectively, and $870 and $868 for the six months ended June 30, 2024 and 2023, respectively. Related party rent expense was $603 and $595 for the three months ended June 30, 2024 and 2023, respectively, and $1,206 and $1,200 for the six months ended June 30, 2024 and 2023, respectively, and was recognized in general and administrative expenses. At June 30, 2024 and December 31, 2023, ROU assets of $6,277 and $7,261 and lease liabilities of $5,061 and $5,740, respectively, are associated with leases with related parties.

13.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$462	$479
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(930)	(994)
Operating lease right-of-use assets obtained in exchange for lease obligations	—	(76)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	55	59
Fair value of contingent consideration liability related to MMP Acquisition	707	—

14.    Stockholders’ Equity

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity, as of June 30, 2024. The 3,051,000 Sponsor Earnout Shares held in escrow and the 2,000,000 Management Member Earnout Shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Common stock – Class A	950,000,000	38,599,509	38,599,509
Common stock – Class B	300,000,000	280,390,147	280,390,147
Preferred stock	100,000,000	—	—
Total	1,350,000,000	318,989,656	318,989,656
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
In April 2024, we purchased 7.2 million LLC Units for $10.8 million and canceled the same amount of Class B shares. In July 2024, we canceled an additional 8.4 million LLC Units and Class B shares.
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
The dividends and distributions declared during the six months ended June 30, 2024 were as follows:

		Dividends		Distributions
Date declared	Date paid	per share	Total	per unit	Total
March 5, 2024	April 25, 2024	$0.01	$493	$0.01	$2,878
May 3, 2024	June 25, 2024	$0.01	$497	$0.01	$2,804

15.    Subsequent Events
Subsequent events have been evaluated through August 14, 2024, which is the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “we,” “us,” and “our”), should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”). The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report.
Overview
We are a leading multi-brand platform of subscription businesses that provides premium financial research, software, education, and tools for self-directed investors. We offer a comprehensive portfolio of high-quality, independent investment research, as well as several software and analytical tools, on a subscription basis.
MarketWise started in 1999 with the simple idea that, if we could publish intelligent, independent, insightful, and in-depth investment research and treat the subscriber the way we would want to be treated, then subscribers would renew their subscriptions and stay with us. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research brands such as Stansberry Research and Chaikin Analytics. Our entire investment research product portfolio is 100% digital and channel agnostic, and we offer all of our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
Today, we benefit from the confluence of a leading editorial team, diverse portfolio of content and brands, and comprehensive suite of investor-centric tools that appeal to a broad subscriber base.
Second Quarter 2024 Highlights
In first quarter 2024 the Company reported that its Board of Directors had committed to a strategic realignment and reorganization (the “Reorganization”) whereby we will wind-down the operations of our Legacy Research Group business (“Legacy Research”) in response to misconduct discovered at Legacy Research where certain managers violated the Company’s policies. During second quarter 2024 we substantially finalized actions with respect to the former Legacy employees and began transitioning customers to other brands within MarketWise. In August 2024, we expect to substantially complete certain of our Reorganization plans. For more information on the Legacy Reorganization, see “— Legacy Reorganization.”
The following table presents net cash provided by operating activities, and the related margin as a percentage of net revenue, and Adjusted CFFO, a non-GAAP measure, and the related margin as a percentage of Billings, for each of the periods presented. For more information on Adjusted CFFO and Adjusted CFFO Margin, see “— Non-GAAP Financial Measures.”

(In thousands)	Three Months Ended June 30,
	2024	2023	% Change
Net cash (used in) provided by operating activities	$(3,795)	28,978	(113.1)%
Total net revenue	105,046	103,644	1.4%
Net cash (used in) provided by operating activities margin	(3.6)%	28.0%

Adjusted CFFO	$(3,795)	$28,978	(113.1)%
Billings	57,577	96,170	(40.1)%
Adjusted CFFO Margin	(6.6%)	30.1%
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
As of June 30, 2024, our Paid Subscriber base was 645 thousand, down 105 thousand, or 14.0% as compared to 750 thousand at June 30, 2023. Our Paid Subscriber base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2019, direct-to-paid acquisition has accounted for approximately two-thirds of our annual Paid Subscriber acquisition and is largely driven by display ads and targeted email campaigns.
Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately one-third of our annual Paid Subscriber acquisition.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of June 30, 2024 was $456, which decreased

6.8% from $490 as of June 30, 2023. For more information on ARPU, see “Key Business Metrics—Average Revenue Per User.”
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and membership “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our high-value composition rate reflects the rate at which Paid Subscribers that have purchased less than $600 of our products over their lifetime convert into subscribers that have purchased more than $600. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our cumulative ultra high-value composition rate reflects the rate at which high value Paid Subscribers that have purchased more than $600 of our products over their lifetime convert into subscribers that have purchased more than $5,000. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of June 30, 2024, our high-value composition rate and ultra high-value composition rate were 50% and 43%, respectively.
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

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,			As of and for the Three Months Ended March 31, 2024
	2024	2023	% change	2024	2023	% change		% change
Free Subscribers	15,240,613	15,948,652	(4.4)%	15,240,613	15,948,652	(4.4)%	16,655,670	(8.5)%
Active Free Subscribers	4,782,307	3,917,739	22.1%	4,782,307	3,917,739	22.1%	3,784,280	26.4%
Paid Subscribers	645,259	750,287	(14.0)%	645,259	750,287	(14.0)%	683,436	(5.6)%
ARPU	$456	$490	(6.8)%	$456	$490	(6.8)%	$492	(7.3)%
New Marketing Billings (in thousands)	$38,676	$70,062	(44.8)%	$93,464	$136,808	(31.7)%	$54,788	(29.4)%
Net Renewal Billings (in thousands)	$17,120	$25,311	(32.4)%	$38,558	$54,412	(29.1)%	$21,439	(20.1)%
Other Billings (in thousands)	$1,781	$797	123.5%	$2,777	$2,121	30.9%	$995	79.0%
Total Billings (in thousands)	$57,577	$96,170	(40.1)%	$134,799	$193,341	(30.3)%	$77,222	(25.4)%
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
In order to better describe our universe of Free Subscribers, we recognize sub-categories of Free Subscribers – Active and Passive Free Subscribers. Active Free Subscribers are those Free Subscribers with whom we have engaged during the most recent quarter and represent those individuals who have received and/or consumed our content on a regular basis during that same quarter. Our experience indicates that this population of Active Free Subscribers is more likely to continue to consume content and convert to a Paid Subscriber. Passive Free Subscribers represent those individuals who have not directly received our content during the most recent quarter, however, they remain included in our Free Subscriber population as defined above and may continue to consume content from our platforms. We expect the composition of our Active and Passive Free Subscribers will change over time as we refine our marketing and data analysis techniques aimed at converting Free Subscribers to Paid Subscribers.
We have determined that Free Subscribers provide less meaningful insight into the current or future state of our business as many of these Subscribers have limited engagement with our content. As discussed above, our Active Free Subscribers, with whom we’ve engaged during the most recent quarter, are most likely to continue to consume content and convert to a Paid Subscriber. We will continue to report Free and Active Free Subscribers throughout 2024. Beginning with first quarter 2025, we will discontinue reporting Free Subscribers and only report Active Free Subscribers.
Free Subscribers decreased by 0.7 million, or 4.4%, to 15.2 million as of June 30, 2024 as compared to 15.9 million at June 30, 2023. As of June 30, 2024, Active Free Subscribers increased by 0.9 million, or 22.1%, to 4.8 million, compared to 3.9 million as of June 30, 2023. The year over year decline in Free Subscribers is a result of more aggressive culling of the most passive Free Subscribers in the quarter as we move towards implementation of the change described above. The year over year increase in Active Free Subscribers is a result of reaching out to previously passive Legacy Research Free Subscribers to notify them that their subscriptions would transfer over to like subscriptions in other brands within MarketWise.
Free Subscribers decreased by 1.4 million, or 8.5% to 15.2 million as of June 30, 2024 as compared to 16.7 million as of March 31, 2024. As of June 30, 2024, Active Free Subscribers increased by 998 thousand, or 26.4% to 4.8 million, compared to 3.8 million as of March 31, 2024, again as a result of reaching out to previously passive Legacy Research Free Subscribers in the quarter to notify them that their subscriptions were transferred over to like subscriptions in other brands within MarketWise.
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
Total Paid Subscribers decreased by 105 thousand, or 14.0%, to 645 thousand as of June 30, 2024 as compared to 750 thousand at June 30, 2023, driven by continued soft consumer engagement as well as elevated churn due to expiring subscriptions in our Legacy Research Group which likely came as a result of the wind down of this business which began in February 2024.
Total Paid Subscribers decreased by 38 thousand, or 5.6%, to 645 thousand as of June 30, 2024 as compared to 683 thousand as of March 31, 2024. Gross new subscribers were down 20 thousand or 44% compared to first quarter 2024 as a result of decreased marketing spend as marketing to former Legacy Research Group subscribers was curtailed in the quarter. Churn levels within the quarter were in line with the historical average.
Subscriber count churn has ranged from approximately 2.3% to 2.7% per month between 2021 and 2023. As of June 30, 2024, the average monthly churn over the trailing twelve months was in the middle of this range. Almost all of the subscribers who churned in second quarter 2024 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 70% from 2021 to 2023, is a more meaningful gauge of subscriber satisfaction.
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
ARPU decreased by $33, or 6.8%, to $456 as of June 30, 2024 as compared to $490 as of June 30, 2023. The year-over-year decrease was driven by a 19% decrease in trailing four quarter Billings, while trailing four quarter Paid Subscribers only decreased by 13%. The decrease in trailing four quarter Billings was largely driven by cessation of selling to our Legacy Research subscribers as further discussed in Billings below.
ARPU decreased by $36, or 7.3%, to $456 as of June 30, 2024 as compared to $492 as of March 31, 2024. The sequential decrease was driven by a 11% decrease in trailing four-quarter Billings, while trailing four-quarter average Paid Subscribers only decreased 4%.
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
Billings. Billings represents amounts invoiced to customers. We measure and monitor our Billings because it provides insight into trends in cash generation from our marketing campaigns. We generally bill our subscribers at the time of sale and receive full cash payment up front and defer and recognize a portion of the related revenue ratably over time for term and membership subscriptions. For certain subscriptions, we may invoice our Paid Subscribers at the beginning of the term, in annual or monthly installments, and, from time to time, in multi-year installments. Only amounts invoiced to a Paid Subscriber in a given period are included in Billings. While we believe that Billings provides valuable insight into the cash that will be generated from sales of our subscriptions, this metric may vary from period to period for a number of reasons and, therefore, Billings has a number of limitations as a quarter-over-quarter or year-over-year comparative measure. These reasons include, but are not limited to, the following: (i) a variety of contractual terms could result in some periods having a higher proportion of annual or membership subscriptions than other periods; (ii) fluctuations in payment terms may affect the Billings recognized in a particular period; and (iii) the timing of large campaigns may vary significantly from period to period.
We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.
New Marketing Billings are Billings from all new subscription sales. New Marketing Billings decreased by $31.4 million, or 44.8%, to $38.7 million for second quarter 2024 as compared to $70.1 million for second quarter 2023. The decrease was primarily driven by ceasing new sales campaigns within our Legacy Research Group brands, which began winding down operations in mid-February 2024.
New Marketing Billings decreased by $16.1 million, or 29.4% to $38.7 million for second quarter 2024 as compared to $54.8 million in first quarter 2024. The decrease was primarily driven by ceasing new sales campaigns within our Legacy Research Group brands, which began winding down operations in mid-February 2024.
Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings decreased by $8.2 million, or 32.4%, to $17.1 million for second quarter 2024 as compared to $25.3 million for second quarter 2023. This is primarily a function of a significant decrease (approximately 106 thousand) in average Paid Subscribers for the trailing twelve months ended June 30, 2024 versus the trailing twelve months ended June 30, 2023.
Net Renewal Billings decreased by $4.3 million, or 20.1%, to $17.1 million for second quarter 2024 as compared to $21.4 million for first quarter 2024. This decrease was a function of declining subscribers overall, with the heaviest decrease coming from our Legacy Research business which began winding down operations in mid-February 2024.
Other Billings are Billings from revenue share, advertising and conferences. Other Billings increased by $1.0 million, or 123.5% to $1.8 million for second quarter 2024 as compared to $0.8 million for second quarter 2023 as a result of increasing revenue share activity with a related party and increased advertising sales.
Other Billings increased by $0.8 million or 79.0% to $1.8 million for second quarter 2024 as compared to $1.0 million for first quarter 2024 as a result of increasing revenue share activity with external parties.
Total Billings decreased by $38.6 million, or 40.1%, to $57.6 million for the second quarter 2024 as compared to $96.2 million for second quarter 2023. While consumer engagement remains soft, we believe the decrease was primarily driven by our Legacy Research Group brands, which began winding down operations in mid-February 2024.
Total Billings decreased by $19.6 million, or 25.4%, to $57.6 million for second quarter 2024 as compared to $77.2 million for first quarter 2024. The decrease was primarily driven by our Legacy Research Group brands, which began winding down operations in mid-February 2024 with some additional decline seen in other brands as the overall subscriber base continues to decline.
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
Cost of Revenue
Cost of revenue consists primarily of employee compensation costs associated with producing and publishing our content, hosting fees, customer service, credit card processing fees, product costs, and allocated overhead. Cost of revenue is exclusive of depreciation and amortization, which is shown as a separate line item.
Sales and Marketing
Sales and marketing expenses consist primarily of employee compensation costs, amortization of deferred contract acquisition costs, agency costs, advertising campaigns, and branding initiatives. Sales and marketing expenses are exclusive of depreciation and amortization shown as a separate line item.
Research and Development
Research and development expenses consist primarily of employee compensation costs, technical services, software expenses, and hosting expenses associated with maintaining and enhancing the functionality of our platforms, including our software and analytical tools. Research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
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
Related Party Expense
Related party expenses primarily consist of Board of Director compensation, revenue share expenses and expenses for certain corporate functions performed by a related party for certain historic periods.

Other Income (Expense), Net
Other income (expense), net primarily consists of the net gains or losses on our embedded derivative instruments.
Interest (Expense) Income, Net
Interest (expense) income, net primarily consists of interest income from our money market accounts, as well as interest expense related to the 2021 Credit Facility.
Net Income Attributable to Noncontrolling Interests
As of June 30, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 12.1% and the noncontrolling interest was 87.9%. For the three and six months ended June 30, 2024, net income attributable to controlling interests included a $0.8 million tax provision and a $1.5 million tax provision, respectively, both of which were solely attributable to the controlling interest.
As of June 30, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 10.0% and the noncontrolling interest was 90.0%. For the three and six months ended June 30, 2023, net income attributable to controlling interests included a $0.4 million tax provision and a $1.4 million tax provision, respectively, both of which are 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$104,174	$103,363	$212,786	$228,978
Related party revenue	872	281	1,251	899
Total net revenue	105,046	103,644	214,037	229,877
Operating expenses:
Cost of revenue(1)	13,379	14,635	26,747	29,925
Sales and marketing(1)	42,722	49,033	90,019	97,760
General and administrative(1)	24,514	27,629	48,316	55,662
Research and development(1)	2,171	2,230	4,320	4,693
Depreciation and amortization	669	994	1,362	1,978
Related party expense	257	204	384	332
Total operating expenses	83,712	94,725	171,148	190,350
Income from operations	21,334	8,919	42,889	39,527
Other (expense) income, net	(656)	238	(422)	625
Interest income, net	1,341	1,013	2,999	1,551
Income before income taxes	22,019	10,170	45,466	41,703
Income tax expense	779	427	1,514	1,355
Net income	21,240	9,743	43,952	40,348
Net income attributable to noncontrolling interests	19,696	9,707	40,751	38,845
Net income attributable to MarketWise, Inc.	$1,544	$36	$3,201	$1,503
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	12.7%	14.1%	12.5%	13.0%
Sales and marketing(1)	40.7%	47.3%	42.1%	42.5%
General and administrative(1)	23.3%	26.7%	22.6%	24.2%
Research and development(1)	2.1%	2.2%	2.0%	2.0%
Depreciation and amortization	0.6%	1.0%	0.6%	0.9%
Related party expense	0.2%	0.2%	0.2%	0.1%
Total operating expenses	79.7%	91.4%	80.0%	82.8%
Income from operations	20.3%	8.6%	20.0%	17.2%
Other (expense) income, net	(0.6)%	0.2%	(0.2)%	0.3%
Interest income, net	1.3%	1.0%	1.4%	0.7%
Income before income taxes	21.0%	9.8%	21.2%	18.1%
Income tax expense	0.7%	0.4%	0.7%	0.6%
Net income	20.2%	9.4%	20.5%	17.6%
Net income attributable to noncontrolling interests	18.7%	9.4%	19.0%	16.9%
Net income attributable to MarketWise, Inc.	1.5%	—%	1.5%	0.7%

(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Three Months Ended June 30, 2024 and Three Months Ended June 30, 2023
Net Revenue

(In thousands)	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Net revenue	$105,046	$103,644	$1,402	1.4%
The increase in net revenue was primarily driven by a $7.2 million increase in membership subscription revenue, partially offset by a $6.6 million decrease in term subscription revenue.
Membership subscription revenue increased during the three months ended June 30, 2024 primarily driven by the runoff of deferred revenue from previous periods. Term subscription revenue decreased during the three months ended June 30, 2024 primarily due to lower Billings as compared to the 2023 period which was driven by reduced engagement of prospective and existing subscribers in the 2024 period.

Operating Expenses

(In thousands)	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Operating expenses:
Cost of revenue	$13,379	$14,635	$(1,256)	(8.6)%
Sales and marketing	42,722	49,033	(6,311)	(12.9)%
General and administrative	24,514	27,629	(3,115)	(11.3)%
Research and development	2,171	2,230	(59)	(2.6)%
Depreciation and amortization	669	994	(325)	(32.7)%
Related party expenses	257	204	53	26.0%
Total operating expenses	$83,712	$94,725	$(11,013)	(11.6)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $1.1 million decrease in salaries, taxes and benefits, and a $1.0 million decrease in credit card fees. This was partially offset by a $0.9 million increase in incentive compensation.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $4.5 million decrease in marketing expense, as we have reduced our marketing spend as part of our cost reduction initiatives, a $0.9 decrease in salaries, taxes and benefits due to a reduction in workforce, and a $0.7 million decrease in amortization of deferred contract acquisition costs.
General and Administrative
General and administrative expense decreased primarily driven by a $1.7 million decrease in incentive compensation, and a $1.4 million decrease in stock-based compensation expense.

Comparison of Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023
Net Revenue

(In thousands)	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Net revenue	$214,037	$229,877	$(15,840)	(6.9)%
The decrease in net revenue was primarily driven by a $24.9 million decrease in term subscription revenue, partially offset by a $8.4 million increase in membership subscription revenue and a $0.7 million increase in non-subscription revenue.
Term subscription revenue decreased during the six months ended June 30, 2024 primarily due to lower Billings as compared to the 2023 period which was driven by reduced engagement of prospective and existing subscribers in the 2024 period. Membership subscription revenue increased during the six months ended June 30, 2024 primarily driven by the runoff of deferred revenue from previous periods.

Operating Expenses

(In thousands)	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Operating expenses:
Cost of revenue	$26,747	$29,925	$(3,178)	(10.6)%
Sales and marketing	90,019	97,760	(7,741)	(7.9)%
General and administrative	48,316	55,662	(7,346)	(13.2)%
Research and development	4,320	4,693	(373)	(7.9)%
Depreciation and amortization	1,362	1,978	(616)	(31.1)%
Related party expenses	384	332	52	15.7%
Total operating expenses	$171,148	$190,350	$(19,202)	(10.1)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $2.1 million decrease in salaries, taxes and benefits, a $1.4 million decrease in credit card fees, a $0.5 million decrease in stock-based compensation expense, and a $0.2 million decrease in outside labor, primarily related to customer service. This was partially offset by a $0.9 million increase in incentive compensation.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $4.1 million decrease in marketing expense as we have reduced our marketing spend as part of our cost reduction initiatives and due to higher per unit subscriber acquisition costs, a $2.6 million decrease in salaries, taxes and benefits, and a $0.6 million decrease in stock-based compensation expense.
General and Administrative
General and administrative expense decreased primarily driven by a $4.2 million decrease in incentive compensation and profits interest expense, a $2.0 million decrease in stock-based compensation expense, a $1.1 million decrease in salaries, taxes and benefits, and a $0.5 million decrease in insurance expense. This was partially offset by a $1.3 million increase in professional fees.
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

GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change
Adjusted CFFO	$(3,795)	$28,978	(113.1)%	$(22,306)	$32,846	(167.9)%
Adjusted CFFO Margin	(6.6)%	30.1%		(16.5)%	17.0%
Adjusted CFFO / Adjusted CFFO Margin
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change
Net cash (used in) provided by operating activities	$(3,795)	$28,978	(113.1)%	$(22,306)	$32,846	(167.9)%
Non-recurring expenses	—	—	N/M	—	—	N/M
Adjusted CFFO	$(3,795)	$28,978	(113.1)%	$(22,306)	$32,846	(167.9)%
N/M: Not meaningful

The following table provides the calculation of net cash provided by operating activities as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change
Net cash (used in) provided by operating activities	$(3,795)	$28,978	(113.1)%	$(22,306)	$32,846	(167.9)%
Total net revenue	105,046	103,644	1.4%	214,037	229,877	(6.9)%
Net cash (used in) provided by operating activities margin	(3.6)%	28.0%		(10.4)%	14.3%

Adjusted CFFO	$(3,795)	$28,978	(113.1)%	$(22,306)	$32,846	(167.9)%
Billings	57,577	96,170	(40.1)%	134,799	193,341	(30.3)%
Adjusted CFFO Margin	(6.6%)	30.1%		(16.5%)	17.0%

CFFO and Adjusted CFFO was negative for the six months ended June 30, 2024 primarily driven by lower Billings during the period, partially due to the Legacy wind down, incentive compensation payouts during the first quarter, and payments related to renegotiated employment agreements.
Liquidity and Capital Resources
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
We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. We expect that as we grow our business, the amount of our float will increase. The Company estimates that the amount of float was approximately $124.4 million and $120.5 million as of June 30, 2024 and December 31, 2023, respectively. As part of the Company's broader capital allocation strategy, our consolidated cash balance may from time to time decline below our estimate of the long term float requirement.
The Company invests a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the three and six months ended June 30, 2024, the Company earned interest income of $1.5 million and $3.4 million, respectively, on our cash portfolio.
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
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents, and restricted cash of $109.3 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. Our 2021 Credit Facility (as defined and further discussed below) can be used to finance permitted acquisitions, for working capital and general corporate purposes. We expect that our operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
Legacy Reorganization
On February 8, 2024, the Company reported that its Board of Directors had committed to a strategic realignment and Reorganization whereby the Company will wind-down the operations of its Legacy Research business in response to misconduct discovered at Legacy Research where certain managers violated the Company’s policies.
At the time of the announcement, there were 104 employees at Legacy Research, which represented approximately 18% of the Company’s total employees. During the second quarter 2024, we completed actions with respect to the employees, and approximately 48 of these employees had their positions eliminated and the remainder were offered a new role within the Company. Separation costs incurred in the three and six months ended June 30, 2024 totaled approximately $773 and $964, respectively. The annualized compensation cost savings associated with the terminated employees is approximately $13.1 million.
Following the commitment to the Reorganization, Legacy Research began to significantly curtail business activities including any marketing efforts to acquire new subscribers. As a result of the Reorganization, the Billings of Legacy Research declined from $30.1 million during the fourth quarter 2023, to $15.8 million and $4.9 million during the first and second quarters of 2024, respectively. Legacy Research continued to serve existing subscribers and fulfill existing subscriptions during the first quarter 2024. During second quarter 2024, we began the process of offering certain Legacy Research subscribers similar products published by other MarketWise brands, consistent with past Company practice when we cease a publication.
In August 2024, we expect to substantially complete our Reorganization and operational transition plans with respect to substantially all of the Legacy Research brands, which resulted in the transfer of the related assets to other businesses within MarketWise for fair consideration. The administrative transfer process is expected to be complete during the third quarter 2024. For the remaining Legacy Research assets that we do not intend to transfer to other businesses within MarketWise, we continue to evaluate a range of potential actions.

Legacy Research has leased office space and the current lease end date for this property is December 2028. As of June 30, 2024, the operating lease right-of-use asset and related leasehold improvements totaled approximately $2.8 million. The Company has ceased using this property in its operations and is evaluating various alternatives with respect to this property as of June 30, 2024.
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
Borrowings will bear interest at a floating rate depending on MarketWise, LLC’s Net Leverage Ratio (as defined in the Loan and Security Agreement). As of June 30, 2024, there were no outstanding advances under the 2021 Credit Facility.
The Loan and Security Agreement contains customary affirmative and negative covenants for transactions of this type, and contains financial maintenance covenants that require MarketWise, LLC to maintain an Interest Coverage Ratio and Net Leverage Ratio (both as defined in the Loan and Security Agreement), and provides for a number of customary events of default, which could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement. As of June 30, 2024, we were in compliance with these covenants. The Company is currently in discussions with lenders to amend or replace the Credit Facility. While we have no amounts borrowed on the existing Credit Facility, we intend to amend or replace it prior to the maturity date.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(22,306)	$32,846
Net cash used in investing activities	(748)	(959)
Net cash used in financing activities	(22,723)	(3,426)
Operating Activities
For the six months ended June 30, 2024, net cash used in operating activities was $22.3 million, primarily due to net income of $44.0 million, adjusted for net non-cash addbacks of items of $9.8 million, and net changes in our operating assets and liabilities which reduced cash by $76.1 million, largely due to timing differences in the net receipt of cash. The non-cash items include stock-based compensation expense and depreciation and amortization of $5.5 million and $1.4 million, respectively. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $86.9 million due to lower Billings, and a decrease in accrued expenses, which decreased cash by $29.3 million, partially offset by a decrease in deferred contract acquisition costs, which increased cash by $32.9 million.
For the six months ended June 30, 2023, net cash provided by operating activities was $32.8 million, primarily due to net income of $40.3 million, adjusted for net non-cash items addbacks of $12.4 million, and net changes in our operating assets and liabilities which reduced cash by $19.9 million, largely due to timing differences in the net receipt of cash. The non-cash items include stock-based compensation expense and depreciation and amortization of $7.4 million and $2.0 million, respectively. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $35.1 million due to lower Billings, and a decrease in accrued expenses, which decreased cash by $7.6 million, partially offset by a decrease in deferred contract acquisition costs, which increased cash by $19.9 million.
Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities was $0.7 million, primarily driven by $0.7 million of capitalized software development costs.
For the six months ended June 30, 2023, net cash used in investing activities was $1.0 million, primarily driven by $0.9 million of capitalized software development costs.
Financing Activities
For the six months ended June 30, 2024, net cash used in financing activities was $22.7 million, primarily due to $10.8 million in repurchases of stock, $10.2 million in distributions to noncontrolling interests, and $1.2 million in restricted stock units withheld to pay taxes.
For the six months ended June 30, 2023, net cash used in financing activities was $3.4 million, primarily due to $1.1 million in restricted stock units withheld to pay taxes and $2.7 million in distributions to noncontrolling interests.
Critical Accounting Estimates
Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2023 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2023 Annual Report on Form 10-K for further discussion of these two policies. During the three months ended June 30, 2024, there were no material changes to these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act.
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

MARKETWISE, INC.

Date: August 14, 2024	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Financial Officer