Form 10-Q
period 2024-09-30
MARKETWISE, INC.
filed 2024-11-07
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 4, 2024, there were 44,432,380 shares of the registrant’s Class A common stock and 279,890,147 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$94,111	$155,174
Accounts receivable	2,224	4,528
Prepaid expenses	8,993	9,305
Related party receivables	930	5,182
Deferred contract acquisition costs	64,757	91,480
Other current assets	1,480	2,172
Total current assets	172,495	267,841
Property and equipment, net	567	690
Operating lease right-of-use assets	5,801	7,331
Intangible assets, net	7,687	6,255
Goodwill	33,560	31,038
Deferred contract acquisition costs, noncurrent	49,746	73,420
Deferred tax assets	8,469	9,693
Other assets	26	287
Total assets	$278,351	$396,555
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$2,326	$559
Related party payables	1,133	1,137
Accrued expenses	22,370	55,041
Deferred revenue and other contract liabilities	229,735	287,751
Operating lease liabilities	1,639	1,446
Other current liabilities	26,769	27,959
Total current liabilities	283,972	373,893
Long-term liabilities – related party	316	—
Deferred revenue and other contract liabilities, noncurrent	233,096	304,342
Related party tax receivable agreement liability, noncurrent	2,669	2,151
Other liabilities, noncurrent	2,313	746
Operating lease liabilities, noncurrent	3,100	4,366
Total liabilities	525,466	685,498
Commitments and Contingencies	—	—
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 950,000,000 shares authorized; 39,381,380 and 36,384,981 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Common stock - Class B, par value of $0.0001 per share, 300,000,000 shares authorized; 279,890,147 and 288,092,303 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	28	29
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	101,857	115,164
Accumulated other comprehensive income	56	65

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Accumulated deficit	(121,422)	(126,343)
Total stockholders’ deficit attributable to MarketWise, Inc.	(19,477)	(11,081)
Noncontrolling interest	(227,638)	(277,862)
Total stockholders’ deficit	(247,115)	(288,943)
Total liabilities and stockholders’ deficit	$278,351	$396,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$96,975	$105,799	$309,761	$334,777
Related party revenue	211	351	1,462	1,250
Total net revenue	97,186	106,150	311,223	336,027
Operating expenses:
Cost of revenue (1)	12,902	13,812	39,649	43,737
Sales and marketing (1)	36,644	52,466	126,663	150,226
General and administrative (1)	22,480	25,005	70,796	80,667
Research and development (1)	2,614	2,085	6,934	6,778
Depreciation and amortization	635	1,001	1,997	2,979
Impairment of intangible assets	—	584	—	584
Related party expense	9	155	393	487
Total operating expenses	75,284	95,108	246,432	285,458
Income from operations	21,902	11,042	64,791	50,569
Other income, net	632	182	210	807
Interest income, net	1,185	1,511	4,184	3,062
Income before income taxes	23,719	12,735	69,185	54,438
Income tax expense	973	691	2,487	2,046
Net income	22,746	12,044	66,698	52,392
Net income attributable to noncontrolling interests	21,026	11,904	61,777	50,749
Net income attributable to MarketWise, Inc.	$1,720	$140	$4,921	$1,643

Earnings per share – basic	$0.04	$0.00	$0.13	$0.05

Earnings per share – diluted	$0.04	$0.00	$0.13	$0.05

Weighted average shares outstanding – basic	38,964	32,910	37,968	30,883

Weighted average shares outstanding – diluted	39,662	33,632	39,259	31,996

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$22,746	$12,044	$66,698	$52,392
Other comprehensive income (loss):
Cumulative translation adjustment	46	25	(9)	11
Total comprehensive income	$22,792	$12,069	$66,689	$52,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at July 1, 2023	32,073,995	$3	289,842,303	$29	$112,146	$(126,622)	$30	$(14,414)	$(242,837)	$(257,251)
Equity-based compensation	—	—	—	—	2,932	—	—	2,932	—	2,932
Vesting of restricted stock units	522,442	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	(415)	—	—	(415)	—	(415)
Cash dividends declared	—	—	—	—	(462)	—	—	(462)	—	(462)
Distributions	—	—	—	—	—	—	—	—	(3,649)	(3,649)
Issuance per redemption of Class B shares for Class A	1,500,000	—	(1,500,000)	—	(1,062)	—	—	(1,062)	1,238	176
Foreign currency translation adjustments	—	—	—	—	—	—	25	25	—	25
Net income	—	—	—	—	—	140	—	140	11,904	12,044
Balance at September 30, 2023	34,096,437	$3	288,342,303	$29	$113,139	$(126,482)	$55	$(13,256)	$(233,344)	$(246,600)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at July 1, 2024	38,599,509	$4	280,390,147	$28	$99,432	$(123,142)	$10	$(23,668)	$(240,286)	$(263,954)
Equity-based compensation	—	—	—	—	3,160	—	—	3,160	—	3,160
Vesting of restricted stock units	429,262	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(147,391)	—	—	—	(196)	—	—	(196)	—	(196)
Cash dividends declared	—	—	—	—	(629)	—	—	(629)	—	(629)
Distributions	—	—	—	—	—	—	—	—	(8,823)	(8,823)
Issuance per redemption of Class B shares for Class A	500,000	—	(500,000)	—	(445)	—	—	(445)	445	—
Foreign currency translation adjustments	—	—	—	—	—	—	46	46	—	46
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	535	—	—	535	—	535
Net income	—	—	—	—	—	1,720	—	1,720	21,026	22,746
Balance at September 30, 2024	39,381,380	$4	279,890,147	$28	$101,857	$(121,422)	$56	$(19,477)	$(227,638)	$(247,115)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	29,039,655	$3	291,092,303	$29	$106,852	$(128,125)	$44	$(21,197)	$(277,186)	$(298,383)
Equity-based compensation	—	—	—	—	10,313	—	—	10,313	—	10,313
Issuance of common stock	648,849	—	—	—	332	—	—	332	—	332
Vesting of restricted stock units	1,657,933	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	(1,521)	—	—	(1,521)	—	(1,521)
Cash dividends declared	—	—	—	—	(902)	—	—	(902)	—	(902)
Distributions	—	—	—	—	—	—	—	—	(9,212)	(9,212)
Issuance per redemption of Class B shares for Class A	2,750,000	—	(2,750,000)	—	(1,935)	—	—	(1,935)	2,305	370
Foreign currency translation adjustments	—	—	—	—	—	—	11	11	—	11
Net income	—	—	—	—	—	1,643	—	1,643	50,749	52,392
Balance at September 30, 2023	34,096,437	$3	288,342,303	$29	$113,139	$(126,482)	$55	$(13,256)	$(233,344)	$(246,600)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.		Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	36,384,981	$4	288,092,303	$29	$115,164	$(126,343)	$65	$(11,081)	—	$(277,862)	$(288,943)
Equity-based compensation	—	—	—	—	7,101	—	—	7,101		—	7,101
Issuance of common stock	216,517	—	—	—	213	—	—	213		—	213
Vesting of restricted stock units	2,486,652	—	—	—	—	—	—	—		—	—
Restricted stock units withheld to pay taxes	(706,770)	—	—	—	(1,368)	—	—	(1,368)		—	(1,368)
Repurchase of Class B shares	—	—	(7,202,156)	(1)	(10,802)	—	—	(10,803)		—	(10,803)
Cash dividends declared	—	—	—	—	(1,619)	—	—	(1,619)		—	(1,619)
Distributions	—	—	—	—	—	—	—	—		(19,060)	(19,060)
Issuance per redemption of Class B shares for Class A	1,000,000	—	(1,000,000)	—	(916)	—	—	(916)		916	—
Foreign currency translation adjustments	—	—	—	—	—	—	(9)	(9)		—	(9)
Change in noncontrolling interest	—	—	—	—	(6,591)	—	—	(6,591)		6,591	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	675	—	—	675		—	675
Net income	—	—	—	—	—	4,921	—	4,921		61,777	66,698
Balance at September 30, 2024	39,381,380	$4	279,890,147	$28	$101,857	$(121,422)	$56	$(19,477)		$(227,638)	$(247,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$66,698	$52,392
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,997	2,979
Impairment and other charges	—	584
Stock-based compensation	8,668	10,956
Change in fair value of contingent consideration	269	—
Change in fair value of derivative and other liabilities, noncurrent	—	1,673
Deferred taxes	2,136	2,046
Unrealized (gains) losses on foreign currency	(128)	5
Noncash lease expense	1,530	1,590
Changes in operating assets and liabilities:
Accounts receivable	2,304	(1,918)
Related party receivables and payables, net	3,588	810
Prepaid expenses	312	329
Other current assets and other assets	953	562
Deferred contract acquisition costs	50,397	23,566
Trade and other payables	2,176	1,189
Accrued expenses	(32,671)	(3,265)
Deferred revenue – current and noncurrent	(133,595)	(44,288)
Operating lease liabilities – current and noncurrent	(1,073)	(1,111)
Other current and long-term liabilities	(1,696)	(3,198)
Net cash (used in) provided by operating activities	(28,135)	44,901
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(170)
Purchases of property and equipment	(52)	(60)
Capitalized software development costs	(736)	(1,428)
Net cash used in investing activities	(788)	(1,658)
Cash flows from financing activities:
Proceeds from issuance of common stock	213	332
Repurchases of stock	(10,803)	—
Restricted stock units withheld to pay taxes	(1,368)	(1,520)
Dividends paid	(1,113)	(299)
Distributions to noncontrolling interests	(19,060)	(6,319)
Net cash used in financing activities	(32,131)	(7,806)
Effect of exchange rate changes on cash	(9)	11
Net increase in cash, cash equivalents and restricted cash	(61,063)	35,448
Cash, cash equivalents and restricted cash — beginning of period	155,174	158,575
Cash, cash equivalents and restricted cash — end of period	$94,111	$194,023
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
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s financial statements. As of September 30, 2024, MarketWise, Inc. had a 12.3% ownership interest in MarketWise, LLC.
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
Unaudited Interim Financial Information
The accompanying unaudited financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2023 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2024, the results of operations, comprehensive income, stockholders’ deficit, and cash flows for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”). Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Certain provisions of the JOBS Act are set to expire on December 31, 2025.
Noncontrolling Interest
Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A common stock ownership of the Company.
Net income for the three and nine months ended September 30, 2024 and 2023 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of September 30, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 12.3% and the noncontrolling interest was 87.7%. For the three months ended September 30, 2024, net income attributable to controlling interests included a $973 tax provision, and for the nine months ended September 30, 2024, net income attributable to controlling interests included a $2,487 tax provision, both of which were solely attributable to the controlling interest.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of September 30, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 10.6% and the noncontrolling interest was 89.4%. For the three months ended September 30, 2023, net income attributable to controlling interests included a $691 tax provision, and for the nine months ended September 30, 2023, net income attributable to controlling interests included a $2,046 tax provision, both of which were 100% attributable to the controlling interest.
Reclassifications
Certain prior period amounts presented within the Condensed Consolidated Statements of Cash Flows have been reclassified to conform with the current period presentation. Specifically, the profits interest expense during the nine months ended September 30, 2023 has been reclassified from the “change in fair value of derivative and other liabilities, noncurrent” line to the “stock-based compensation” line.
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

	Three Months Ended September 30, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$96,841	$—	$—	$—	$96,841
Transferred at a point in time	—	111	211	23	345
Total	$96,841	$111	$211	$23	$97,186

	Three Months Ended September 30, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$105,581	$—	$—	$—	$105,581
Transferred at a point in time	—	192	351	26	569
Total	$105,581	$192	$351	$26	$106,150

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Nine Months Ended September 30, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$308,893	$—	$—	$—	$308,893
Transferred at a point in time	—	788	1,462	80	2,330
Total	$308,893	$788	$1,462	$80	$311,223

	Nine Months Ended September 30, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$334,141	$—	$—	$—	$334,141
Transferred at a point in time	—	508	1,250	128	1,886
Total	$334,141	$508	$1,250	$128	$336,027
Revenue recognition by subscription type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Membership subscriptions	$47,165	$48,177	$145,393	$137,988
Term subscriptions	49,676	57,404	163,500	196,153
Non-subscription revenue	345	569	2,330	1,886
Total	$97,186	$106,150	$311,223	$336,027
Revenue for the membership and term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue from revenue share arrangements and the sale of print products and events, such as webinars and conferences.
Net revenue by principal geographic areas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$97,186	$106,150	$311,223	$335,936
International	—	—	—	91
Total	$97,186	$106,150	$311,223	$336,027
Revenue by location is determined by the billing entity for the customer.
Contract Balances
The timing of revenue recognition, Billings (which represents amounts invoiced to customers), cash collections and refunds affects the recognition of accounts receivable, contract assets and deferred revenue. Our current deferred revenue balance is presented within the deferred revenue and other contract liabilities line item in the condensed

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
consolidated balance sheets and includes the obligation for refunds for contracts where the provision for refund has not lapsed. Accounts receivable, deferred revenue and obligation for refunds are as follows:

	As of
	September 30, 2024	December 31, 2023
Contract balances
Accounts receivable	$2,224	$4,528
Obligations for refunds	$2,945	$3,157
Deferred revenue – current	$226,790	$284,594
Deferred revenue – non-current	$233,096	$304,342
We recognized $65,476 and $69,978 of revenue during the three months ended September 30, 2024 and 2023, respectively, and $237,125 and $256,627 during the nine months ended September 30, 2024 and 2023, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $2,224 and $4,528 as of September 30, 2024 and December 31, 2023, respectively, related to the timing of cash settlement with our credit card processors.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2024	$164,900
Royalties and sales commissions – additions	10,514
Revenue share and cost per acquisition fees – additions	17,031
Amortization of capitalized costs	(77,942)
Balance at September 30, 2024	$114,503
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three and nine months ended September 30, 2024 and 2023.
Remaining Performance Obligations
As of September 30, 2024, the Company had $462,831 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 50% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

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
Following the commitment to the Reorganization, Legacy Research continued to serve existing subscribers and fulfill existing subscriptions, but began to significantly curtail business activities including any marketing efforts to acquire new subscribers.
During second quarter 2024, we began the process of offering certain Legacy Research subscribers similar products published by other MarketWise brands, consistent with past Company practice when we cease a publication. We continued this process during third quarter 2024.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
In October 2024, we completed our Reorganization and operational transition plans with respect to substantially all of the Legacy Research brands, which resulted in the transfer of the related assets and related fulfillment obligations to other businesses within MarketWise for fair consideration. We also entered into agreements in October 2024 to sell certain Legacy Research brands that had immaterial year-to-date September 2024 Billings, one of which was to a related party.
Separation costs incurred in the three and nine months ended September 30, 2024 totaled approximately $1.3 million and $2.3 million, respectively, within general and administrative expenses.
Legacy Research has leased office space and the current lease end date for this property is December 2028. As of September 30, 2024, the operating lease right-of-use asset and related leasehold improvements totaled approximately $2.7 million. The Company has ceased using this property in its operations and is evaluating various alternatives with respect to this property as of September 30, 2024.
As of September 30, 2024, the Legacy Research reporting unit had goodwill totaling $8.6 million and a negative carrying value, which we considered in our related goodwill impairment assessment as of that date.

5.    Acquisitions and Disposals
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
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The acquired intangible assets related to the MMP Acquisition are amortized over their estimated useful lives. Accordingly, the tradenames are amortized over 8.7 years and customer relationships are amortized over 6.2 years. Amortization for the acquired intangible assets was $99 and $294 for the three and nine months ended September 30, 2024, respectively.
In October 2024, we entered into an agreement to dispose of certain assets and liabilities that we had previously acquired as part of the MMP Acquisition (“MMP Business”) to a related party. Billings for the MMP Business were approximately $1.5 million for the nine months ended September 30, 2024.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
6.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at December 31, 2023	$31,038
MMP Acquisition	2,522
Balance at September 30, 2024	$33,560
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	September 30, 2024
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$14,678	$(11,086)	$3,592	4.1
Tradenames	3,871	(2,858)	1,013	4.6
Capitalized software development costs	5,450	(3,455)	1,995	3.6
Finite-lived intangible assets, net	23,999	(17,399)	6,600

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$25,086	$(17,399)	$7,687

	December 31, 2023
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(10,371)	$2,072	3.0
Tradenames	3,588	(2,611)	977	3.9
Capitalized software development costs	4,714	(2,595)	2,119	3.7
Finite-lived intangible assets, net	20,745	(15,577)	5,168

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$21,832	$(15,577)	$6,255
We recorded amortization expense related to finite-lived intangible assets of $576 and $936 for the three months ended September 30, 2024 and 2023, respectively, and $1,822 and $2,775 for the nine months ended September 30, 2024 and 2023, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $318 and $187 for the three months ended September 30, 2024 and 2023, respectively, and $860 and $476 for the nine months ended September 30, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We recorded (reductions) additions to capitalized software development costs of $(38) and 526 for the three months ended September 30, 2024 and 2023, respectively, and $736 and $1,498 for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2024	$773
2025	2,219
2026	1,800
2027	716
2028	485
Thereafter	607
Finite-lived intangible assets, net	$6,600

7.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	September 30, 2024
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$92,306	$—	$—	$92,306
Contingent consideration receivable	—	—	355	$355
Total assets	92,306	—	355	92,661
Liabilities:
Profits interests, noncurrent	—	—	2,313	2,313
Contingent consideration liability	—	—	316	316
Total liabilities	$—	$—	$2,629	$2,629

	December 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$121,345	$—	$—	$121,345
Contingent consideration receivable	—	—	1,253	1,253
Total assets	121,345	—	1,253	122,598
Liabilities:
Profits interests, noncurrent	—	—	746	746
Total liabilities	$—	$—	$746	$746
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table summarizes the changes in fair value of the recurring Level 3 fair value measurements during the nine months ended September 30, 2024:

		Level 3 Fair Value Measurements
	Income Statement Line Item That Includes The Gains And Losses	Contingent consideration receivable	Profits interests, noncurrent	Contingent consideration liability	Total

Balance at December 31, 2023		$1,253	$746	$—
Issues		—	—	707
Total gains (losses) recorded in earnings	Other (expense) income, net	(660)	—	—	(660)
Total (gains) losses recorded in earnings	Other (expense) income, net	—	—	(391)	(391)
Total (gains) losses recorded in earnings	General and administrative expense	—	1,567	—	1,567
Payments received		$(238)	$—	$—
Balance at September 30, 2024		$355	$2,313	$316
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable, profits interests, and contingent consideration liability at their measurement dates:

As of
September 30, 2024
Contingent consideration receivable
Discount rate	25.2%
Revenue discount rate	5.3%

Profits interests
Discount rate	25.0%
Discount for lack of marketability	31.2%

Contingent consideration liability
Discount Rate	25.2%
The Company held no derivative liabilities during the nine months ended September 30, 2024. The following table summarizes the change in fair value of the derivative liabilities during the nine months ended September 30, 2023:

Balance at January 1, 2023	$1,281
Change in fair value of derivative instruments	1,673
Balance at September 30, 2023	$2,954

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
8.    Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $43 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $99 and $71 for the nine months ended September 30, 2024 and 2023, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $245 and $238, for the three months ended September 30, 2024 and 2023, respectively, and $723 and $689 for the nine months ended September 30, 2024 and 2023, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	September 30, 2024	December 31, 2023
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,571	1,520
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,271	1,271
		3,802	3,751
Less: Accumulated depreciation and amortization		(3,235)	(3,061)
Total property and equipment, net		$567	$690
Depreciation and amortization expense for property and equipment was $59 and $65 for the three months ended September 30, 2024 and 2023, respectively, and $175 and $204 for the nine months ended September 30, 2024 and 2023, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	September 30, 2024	December 31, 2023
Commission and variable compensation	$8,091	$29,817
Payroll and benefits	3,461	10,941
Other accrued expenses	10,818	14,283
Total accrued expenses	$22,370	$55,041

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
9.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$889	$688	$2,031	$2,379
Sales and marketing	880	711	1,999	2,519
General and administrative	1,435	2,176	4,638	6,058
Total stock based-compensation expense	$3,204	$3,575	$8,668	$10,956
Total stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 includes expenses related to our MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) our 2021 Employee Stock Purchase Plan (“ESPP”), and profits interests as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
2021 Incentive Award Plan	$3,124	$2,848	$6,897	$10,037
Employee Stock Purchase Plan	36	84	204	276
Profits interests	44	643	1,567	643
Total stock-based compensation expense	$3,204	$3,575	$8,668	$10,956
2021 Incentive Award Plan
During the nine months ended September 30, 2024, we granted 19,485,767 restricted stock units (“RSUs”) to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
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
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes, including granted, exercised and forfeited, from January 1, 2024 to September 30, 2024, are summarized as follows:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	7,740,261	$2.57	1,586,184	$4.05
Granted	19,485,767	1.18	—	—
Exercised or vested	(2,486,652)	2.83	—	—
Forfeited	(1,737,118)	2.02	(293,923)	4.05
Outstanding at September 30, 2024	23,002,258	$1.42	1,292,261	$4.05
Exercisable at September 30, 2024	—	$—	990,181	$4.05
The stock compensation expense related to the RSU and SAR grants was $3,124 and $2,848 for the three months ended September 30, 2024 and 2023, respectively, and $6,897 and $8,893 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, 990,181 of the SARs were exercisable and they have a remaining contractual term of 6.6 years.
On July 1, 2024, we granted approximately 18.1 million RSUs to employees, which vest ratably over 4 years.
Employee Stock Purchase Plan
The Company recognized $36 and $84 of stock-based compensation expense related to the ESPP during the three months ended September 30, 2024 and 2023, respectively, and $204 and $276 for the nine months ended September 30, 2024 and 2023, respectively. The Company issued 216,517 shares of Class A common stock for $213 related to employee purchases under the ESPP during the nine months ended September 30, 2024.
Profits Interests
The stock-based compensation expense related to the profits interests, which are liability classified, was $44 and $643 for the three months ended September 30, 2024 and 2023, respectively, and $1,567 and $643 for the nine months ended September 30, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
10.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic earnings per share:
Numerator:
Net income	$22,746	$12,044	$66,698	$52,392
Less: Net income attributable to noncontrolling interests	21,026	11,904	61,777	50,749
Net income attributable to Class A common stockholders	$1,720	$140	$4,921	$1,643

Denominator:
Weighted average shares outstanding (in thousands)	38,964	32,910	37,968	30,883

Basic earnings per share	$0.04	$0.00	$0.13	$0.05

Diluted earnings per share:
Numerator:
Net income	$22,746	$12,044	$66,698	$52,392
Less: Net income attributable to noncontrolling interests	21,026	11,904	61,777	50,749
Net income attributable to Class A common stockholders	$1,720	$140	$4,921	$1,643

Denominator:
Weighted average shares outstanding (in thousands)	39,662	33,632	39,259	31,996

Diluted earnings per share	$0.04	$0.00	$0.13	$0.05
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
▪ESPP: The diluted earnings per share calculation includes the impact of dilutive shares and excludes the impact of antidilutive shares under the ESPP as of September 30, 2024 and 2023.

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
Our effective tax rate was 4.1% and 3.6% for the three and nine months ended September 30, 2024, respectively, and 5.4% and 3.8% for the three and nine months ended September 30, 2023, respectively. The main driver of the effective income tax rate for the three and nine months ended September 30, 2024 was the income allocation to the non-controlling interest. The main driver of the decrease in the effective tax rate from the three and nine months ended September 30, 2023 is the change in the income allocation to the non-controlling interest. Our effective tax rate for the three and nine months ended September 30, 2024 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the non-controlling portion of pre-tax income.
As a result of Transactions, we recorded a deferred tax asset resulting from the outside basis difference in our interest in MarketWise, LLC. The Company considers both positive and negative evidence when measuring the need for a valuation allowance. A valuation allowance is not required to the extent that, in management’s judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not (a likelihood of more than 50%) that the Company’s deferred tax assets will be realized.
In evaluating the need for a valuation allowance on the deferred tax asset, the company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance in the amount of $29,869 for certain deferred tax assets that are not more likely than not to be realized.
As part of Transactions, we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders. Pursuant to our election under Section 754 of the Code, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability will represent approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate to be able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the nine months ended September 30, 2024, Members of MarketWise, LLC exchanged an aggregate of 1,000,000 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 1,000,000 newly-issued shares of Class A common stock. As a result, we have recorded a cumulative liability of $2,669 under the TRA as of September 30, 2024. No payments have been made under the TRA and no payments are expected in the next 12 months.
As of September 30, 2024, we had no unrecognized tax positions and we do not anticipate any changes to uncertain tax positions within the next 12 months.

12.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $211 and $351 for the three months ended September 30, 2024 and 2023, respectively, and $1,462 and $1,250 for the nine months ended September 30, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We incurred costs related to revenue share agreements with related parties which are capitalized within deferred contract acquisition costs. We capitalized $1,028 and $1,952 for the three months ended September 30, 2024 and 2023, respectively, and $3,086 and $4,039 for the nine months ended September 30, 2024 and 2023, respectively.
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $64 and $80 for the three months ended September 30, 2024 and 2023, respectively, and $284 and $433 for the nine months ended September 30, 2024 and 2023, respectively.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $166 and $644 for the three months ended September 30, 2024 and 2023, respectively, $892 and $1,229 for the nine months ended September 30, 2024 and 2023, respectively.
A related party also provided certain corporate functions to the Company and the costs of these services are charged to us. We recorded $32 and $24 for the three months ended September 30, 2024 and 2023, respectively, and $70 and $78 for the nine months ended September 30, 2024 and 2023, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $1,105 and $1,220 as of September 30, 2024 and December 31, 2023, respectively, of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with this related party are presented net and are included in related party payables in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. As a result, we recognized $93 and $97 in other income, net for the three months ended September 30, 2024 and 2023, respectively, and $354 and $604 for the nine months ended September 30, 2024 and 2023, respectively. Related party receivables related to these services were $93 and $239 as of September 30, 2024 and December 31, 2023, respectively.
We lease offices from related parties. Lease payments made to related parties were $435 and $441 for the three months ended September 30, 2024 and 2023, respectively, and $1,306 and $1,309 for the nine months ended September 30, 2024 and 2023, respectively. Related party rent expense was $603 and $602 for the three months ended September 30, 2024 and 2023, respectively, and $1,808 and $1,802 for the nine months ended September 30, 2024 and 2023, respectively, and was recognized in general and administrative expenses. At September 30, 2024 and December 31, 2023, ROU assets of $5,776 and $7,261 and lease liabilities of $4,713 and $5,740, respectively, are associated with leases with related parties.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
13.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$253	$—
Cash paid for interest	666	675
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(1,395)	(1,486)
Operating lease right-of-use assets obtained in exchange for lease obligations	—	(76)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	—	71
Fair value of contingent consideration liability related to MMP Acquisition	707	—

14.    Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity, as of September 30, 2024. The 3,051,000 Sponsor Earnout Shares held in escrow and the 2,000,000 Management Member Earnout Shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Common stock – Class A	950,000,000	39,381,380	39,381,380
Common stock – Class B	300,000,000	279,890,147	279,890,147
Preferred stock	100,000,000	—	—
Total	1,350,000,000	319,271,527	319,271,527
Each share of Class A and Class B common stock entitles the holder one vote per share. Holders of Class A common stock have the right to receive dividends while holders of Class B common stock have the right to receive a proportionate amount of distributions. In the event of liquidation, dissolution or winding up of the affairs of the Company, only holders of Class A common stock have the right to receive liquidation proceeds, while the holders of Class B common stock are entitled to only the par value of their shares. Class B common stock can be issued only to members of MarketWise, LLC, their respective successors and permitted transferees. Under the terms of the Third Amended and Restated Limited Liability Company Operating Agreement of MarketWise, LLC (the “MarketWise Operating Agreement”), and subject to certain restrictions set forth therein, the MarketWise Members are entitled to have their LLC Units redeemed or exchanged for shares of our Class A common stock, at our option. If redeemed for cash at the Company’s option, such cash would have to be generated through an offering of shares to the market such that there would not be any situation where there would be a net cash obligation to the Company for such redemption. Shares of our Class B common stock held by any such redeeming or exchanging MarketWise Member will be canceled for no additional consideration on a one-for-one basis with the redeemed or exchanged LLC Units whenever the MarketWise Members’ LLC Units are so redeemed or exchanged. The MarketWise Members may exercise such redemption rights for as long as their LLC Units remain outstanding. Our Board has discretion to

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.
In April 2024, we purchased 7.2 million LLC Units for $10.8 million and canceled the same amount of Class B shares. In July 2024, we canceled 8.4 million LLC Units and Class B shares, which we reinstated in November 2024 effective as of the cancellation date.
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
The dividends and distributions declared during the nine months ended September 30, 2024 were as follows:

		Dividends		Distributions
Date declared	Date paid	per share	Total	per unit	Total
March 5, 2024	April 25, 2024	$0.01	$493	$0.01	$2,878
May 3, 2024	June 25, 2024	$0.01	$497	$0.01	$2,804
August 1, 2024	September 25, 2024	$0.01	$629	$0.01	$2,720

15.    Subsequent Events
Subsequent events have been evaluated through November 7, 2024, which is the date that the financial statements were issued.

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
Today, we benefit from the confluence of a leading editorial team, diverse portfolio of content and brands, and a comprehensive suite of investor-centric tools that appeal to a broad subscriber base.
Third Quarter 2024 Highlights
▪Paid Subscribers were 592 thousand as of September 30, 2024 compared with 774 thousand as of September 30, 2023
▪Total net revenue was $97.2 million in third quarter 2024 compared with $106.2 million in third quarter 2023
▪Total Billings was $48.9 million in third quarter 2024 compared with $95.5 million in third quarter 2023
▪Net income was $22.7 million in third quarter 2024 compared with $12.0 million in third quarter 2023
▪Cash and cash equivalents were $94.1 million as of September 30, 2024
▪In August 2024, Dr. David Eifrig was appointed Interim CEO of MarketWise. The Company’s founder and former CEO, Porter Stansberry, will remain on the Board of Directors. In addition, Matthew Turner was appointed Acting Chairman of the Board
The following table presents net cash provided by operating activities, and the related margin as a percentage of net revenue, and Adjusted CFFO, a non-GAAP measure, and the related margin as a percentage of Billings, for each of the periods presented. For more information on Adjusted CFFO and Adjusted CFFO Margin, see “— Non-GAAP Financial Measures.”

(In thousands)	Three Months Ended September 30,
	2024	2023	% Change
Net cash (used in) provided by operating activities	$(5,829)	12,055	(148.4)%
Total net revenue	97,186	106,150	(8.4)%
Net cash (used in) provided by operating activities margin	(6.0)%	11.4%

Adjusted CFFO	$(5,829)	$12,055	(148.4)%
Billings	48,929	95,513	(48.8)%
Adjusted CFFO Margin	(11.9%)	12.6%
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
As of September 30, 2024, our Paid Subscriber base was 592 thousand, down 182 thousand, or 23.5% as compared to 774 thousand at September 30, 2023. Our Paid Subscriber base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2019, direct-to-paid acquisition has accounted for approximately 60% of our annual Paid Subscriber acquisition and is largely driven by display ads and targeted email campaigns.
Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately 40% of our annual Paid Subscriber acquisition.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of September 30, 2024 was $417, which decreased 15.9% from $496 as of September 30, 2023. For more information on ARPU, see “Key Business Metrics—Average Revenue Per User.”
Conversion rates are important to our business because they are an indicator of how engaged and how well we are connecting with our subscribers. The time it takes our customers to move from our free products to our lower-priced paid subscriptions and eventually to high-end products and membership “bundled” offerings impacts our growth in net revenue, Billings, and ARPU.
Our high-value composition rate reflects the rate at which Paid Subscribers that have purchased less than $600 of our products over their lifetime convert into subscribers that have purchased more than $600. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our cumulative ultra high-value composition rate reflects the rate at which high value Paid Subscribers that have purchased more than $600 of our products over their lifetime convert into subscribers that have purchased more than $5,000. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of September 30, 2024, 52% of our Paid Subscribers were high-value subscribers and 22% of our Paid Subscribers were ultra high-value subscribers.
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

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,			As of and for the Three Months Ended June 30, 2024
	2024	2023	% change	2024	2023	% change		% change
Free Subscribers	15,294,686	16,341,577	(6.4)%	15,294,686	16,341,577	(6.4)%	15,240,613	0.4%
Active Free Subscribers	3,267,193	3,958,487	(17.5)%	3,267,193	3,958,487	(17.5)%	4,782,307	(31.7)%
Paid Subscribers	592,191	773,827	(23.5)%	592,191	773,827	(23.5)%	645,259	(8.2)%
ARPU	$417	$496	(15.9)%	$417	$496	(15.9)%	$456	(8.5)%
New Marketing Billings (in thousands)	$32,333	$73,720	(56.1)%	$125,797	$210,528	(40.2)%	$38,676	(16.4)%
Net Renewal Billings (in thousands)	$15,742	$20,780	(24.2)%	$54,300	$75,192	(27.8)%	$17,120	(8.0)%
Other Billings (in thousands)	$854	$1,013	(15.7)%	$3,631	$3,134	15.9%	$1,781	(52.0)%
Total Billings (in thousands)	$48,929	$95,513	(48.8)%	$183,728	$288,854	(36.4)%	$57,577	(15.0)%
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
Free Subscribers decreased by 1.0 million, or 6.4%, to 15.3 million as of September 30, 2024 as compared to 16.3 million at September 30, 2023. As of September 30, 2024, Active Free Subscribers decreased by 0.7 million, or 17.5%, to 3.3 million, compared to 4.0 million as of September 30, 2023. The year over year decline in Free Subscribers is a result of more aggressive culling of the most passive Free Subscribers as we move towards implementation of the change described above. The year over year decrease in Active Free Subscribers is a result of both fewer free subscribers in total as well as a reduced number of free products available as we rationalize our offerings.
Free Subscribers decreased by 0.1 million, or 0.4% to 15.3 million as of September 30, 2024 as compared to 15.2 million as of June 30, 2024. As of September 30, 2024, Active Free Subscribers decreased by 1.5 million, or 31.7% to 3.3 million, compared to 4.8 million as of June 30, 2024, as the prior quarter saw us reach out to previously passive Legacy Research Free Subscribers to notify them that their subscriptions were transferred over to like subscriptions in other brands within MarketWise.
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
Total Paid Subscribers decreased by 182 thousand, or 23.5%, to 592 thousand as of September 30, 2024 as compared to 774 thousand at September 30, 2023, driven by continued soft consumer engagement as well as a significant decrease in marketing spend as we continue to manage profitability. This decrease in marketing spend limits the new subscribers that we introduce to our offerings.
Total Paid Subscribers decreased by 53 thousand, or 8.2%, to 592 thousand as of September 30, 2024 as compared to 645 thousand as of June 30, 2024. Gross new subscribers were down 15 thousand or 58% compared to second quarter 2024 as a result of decreased marketing spend. Churn levels within the quarter were in line with the historical average.
Subscriber count churn has ranged from approximately 2.3% to 2.7% per month between 2021 and 2023. As of September 30, 2024, the average monthly churn over the trailing twelve months was slightly above this range due to the ongoing churn of previous Legacy Research subscribers. Almost all of the subscribers who churned in second quarter 2024 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 70% from 2021 to 2023, is a more meaningful gauge of subscriber satisfaction.
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
ARPU decreased by $79, or 15.9%, to $417 as of September 30, 2024 as compared to $496 as of September 30, 2023. The year-over-year decrease was driven by a 29% decrease in trailing four quarter Billings, while trailing four quarter Paid Subscribers only decreased by 15%. The decrease in trailing four quarter Billings was largely driven by cessation of selling to our Legacy Research subscribers as further discussed in Billings below.
ARPU decreased by $39, or 8.5%, to $417 as of September 30, 2024 as compared to $456 as of June 30, 2024. The sequential decrease was driven by a 14% decrease in trailing four-quarter Billings, while trailing four-quarter average Paid Subscribers only decreased 6%.
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
We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.
New Marketing Billings are Billings from all new subscription sales. New Marketing Billings decreased by $41.4 million, or 56.1%, to $32.3 million for third quarter 2024 as compared to $73.7 million for third quarter 2023. The decrease was primarily driven by ceasing new sales campaigns within our Legacy Research Group brands, which began winding down operations in mid-February 2024.
New Marketing Billings decreased by $6.3 million, or 16.4% to $32.3 million for third quarter 2024 as compared to $38.7 million in second quarter 2024. The decrease was primarily driven by decreased conversion rates across our product offerings.
Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings decreased by $5.0 million, or 24.2%, to $15.7 million for third quarter 2024 as compared to $20.8 million for third quarter 2023. This is primarily a function of a significant decrease (approximately 121 thousand) in average Paid Subscribers for the trailing twelve months ended September 30, 2024 versus the trailing twelve months ended September 30, 2023.
Net Renewal Billings decreased by $1.4 million, or 8.0%, to $15.7 million for third quarter 2024 as compared to $17.1 million for second quarter 2024. This decrease was a function of declining subscribers overall, with the heaviest decrease coming from our Legacy Research business which began winding down operations in mid-February 2024.
Other Billings are Billings from revenue share, advertising and conferences. Other Billings decreased by $0.2 million, or 15.7% to $0.9 million for third quarter 2024 as compared to $1.0 million for third quarter 2023.
Other Billings decreased by $0.9 million or 52.0% to $0.9 million for third quarter 2024 as compared to $1.8 million for second quarter 2024 as a result of decreased revenue share activity with third parties.
Total Billings decreased by $46.6 million, or 48.8%, to $48.9 million for the third quarter 2024 as compared to $95.5 million for third quarter 2023. While consumer engagement remains soft, we believe the decrease was primarily driven by our Legacy Research Group brands, which began winding down operations in mid-February 2024.
Total Billings decreased by $8.6 million, or 15.0%, to $48.9 million for third quarter 2024 as compared to $57.6 million for second quarter 2024. The decrease is distributed across the business as the overall subscriber case continues to decline with some additional impact driven by our Legacy Research Group brands, which began winding down operations in mid-February 2024.

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
Net Income Attributable to Noncontrolling Interests
As of September 30, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 12.3% and the noncontrolling interest was 87.7%. For the three and nine months ended September 30, 2024, net income attributable to controlling interests included a $1.0 million tax provision and a $2.5 million tax provision, respectively, both of which were solely attributable to the controlling interest.
As of September 30, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 10.6% and the noncontrolling interest was 89.4%. For the three and nine months ended September 30, 2023, net income attributable to controlling interests included a $0.7 million tax provision and a $2.0 million tax provision, respectively, both of which were solely attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$96,975	$105,799	$309,761	$334,777
Related party revenue	211	351	1,462	1,250
Total net revenue	97,186	106,150	311,223	336,027
Operating expenses:
Cost of revenue(1)	12,902	13,812	39,649	43,737
Sales and marketing(1)	36,644	52,466	126,663	150,226
General and administrative(1)	22,480	25,005	70,796	80,667
Research and development(1)	2,614	2,085	6,934	6,778
Depreciation and amortization	635	1,001	1,997	2,979
Impairment of intangible assets	—	584	—	584
Related party expense	9	155	393	487
Total operating expenses	75,284	95,108	246,432	285,458
Income from operations	21,902	11,042	64,791	50,569
Other income, net	632	182	210	807
Interest income, net	1,185	1,511	4,184	3,062
Income before income taxes	23,719	12,735	69,185	54,438
Income tax expense	973	691	2,487	2,046
Net income	22,746	12,044	66,698	52,392
Net income attributable to noncontrolling interests	21,026	11,904	61,777	50,749
Net income attributable to MarketWise, Inc.	$1,720	$140	$4,921	$1,643
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	13.3%	13.0%	12.7%	13.0%
Sales and marketing(1)	37.7%	49.4%	40.7%	44.7%
General and administrative(1)	23.1%	23.6%	22.7%	24.0%
Research and development(1)	2.7%	2.0%	2.2%	2.0%
Depreciation and amortization	0.7%	0.9%	0.6%	0.9%
Impairment of intangible assets	—%	0.6%	—%	0.2%
Related party expense	—%	0.1%	0.1%	0.1%
Total operating expenses	77.5%	89.6%	79.2%	85.0%
Income from operations	22.5%	10.4%	20.8%	15.0%
Other income, net	0.7%	0.2%	0.1%	0.2%
Interest income, net	1.2%	1.4%	1.3%	0.9%
Income before income taxes	24.4%	12.0%	22.2%	16.2%
Income tax expense	1.0%	0.7%	0.8%	0.6%
Net income	23.4%	11.3%	21.4%	15.6%
Net income attributable to noncontrolling interests	21.6%	11.2%	19.8%	15.1%
Net income attributable to MarketWise, Inc.	1.8%	0.1%	1.6%	0.5%

(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Three Months Ended September 30, 2024 and Three Months Ended September 30, 2023
Net Revenue

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Net revenue	$97,186	$106,150	$(8,964)	(8.4)%
The decrease in net revenue was primarily driven by a $7.7 million decrease in term subscription revenue, and a $1.0 million decrease in membership subscription revenue.
Term subscription revenue decreased during the three months ended September 30, 2024 primarily due to lower Billings as compared to the 2023 period which was driven by reduced engagement of prospective and existing subscribers in the 2024 period. Membership subscription revenue decreased during the three months ended September 30, 2024 primarily driven by lower Billings.

Operating Expenses

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2024	2023
Operating expenses:
Cost of revenue	$12,902	$13,812	$(910)	(6.6)%
Sales and marketing	36,644	52,466	(15,822)	(30.2)%
General and administrative	22,480	25,005	(2,525)	(10.1)%
Research and development	2,614	2,085	529	25.4%
Depreciation and amortization	635	1,001	(366)	(36.6)%
Impairment of intangible assets	—	584	(584)	(100.0)%
Related party expenses	9	155	(146)	(94.2)%
Total operating expenses	$75,284	$95,108	$(19,824)	(20.8)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $1.5 million decrease in credit card fees and a $0.4 million decrease in salaries, taxes and benefits. This was partially offset by a $0.7 million increase in freelance editorial expenses, and a $0.2 million increase in incentive compensation.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $8.5 million decrease in marketing expense, as we have reduced our marketing spend as part of our cost reduction initiatives, a $5.7 million decrease in amortization of deferred contract acquisition costs, and a $2.1 million decrease in salaries, taxes and benefits due to a reduction in workforce. This was partially offset by a $0.2 million increase in outside labor.
General and Administrative
General and administrative expense decreased primarily driven by a $4.9 million decrease in incentive compensation, a $0.9 million decrease in administrative expenses related to outside labor, and a $0.7 million decrease in stock-based compensation expense. This was partially offset by a $3.0 million increase in professional fees, and a $1.7 million increase in severance expense primarily related to the Legacy Reorganization.
Impairment of Intangible Assets
During the three months ended September 30, 2023, we determined that impairment indicators were present with respect to our Buttonwood Publishing business which we had acquired during 2022, due to continuing losses. As a result, we recorded an impairment loss on Buttonwood Publishing’s intangible assets totaling $0.6 million.

Comparison of Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023
Net Revenue

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Net revenue	$311,223	$336,027	$(24,804)	(7.4)%
The decrease in net revenue was primarily driven by a $32.7 million decrease in term subscription revenue, partially offset by a $7.4 million increase in membership subscription revenue and a $0.4 million increase in non-subscription revenue.

Term subscription revenue decreased during the nine months ended September 30, 2024 primarily due to lower Billings as compared to the 2023 period. Membership subscription revenue increased during the nine months ended September 30, 2024 primarily driven by the recognition of deferred revenue from previous periods.
Operating Expenses

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
Operating expenses:
Cost of revenue	$39,649	$43,737	$(4,088)	(9.3)%
Sales and marketing	126,663	150,226	(23,563)	(15.7)%
General and administrative	70,796	80,667	(9,871)	(12.2)%
Research and development	6,934	6,778	156	2.3%
Depreciation and amortization	1,997	2,979	(982)	(33.0)%
Impairment of intangible assets	—	584	(584)	(100.0)%
Related party expenses	393	487	(94)	(19.3)%
Total operating expenses	$246,432	$285,458	$(39,026)	(13.7)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $3.0 million decrease in credit card fees, and a $2.8 million decrease in salaries, taxes and benefits. This was partially offset by a $1.2 million increase in incentive compensation.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $12.4 million decrease in marketing expense as we have reduced our marketing spend as part of our cost reduction initiatives and due to higher per unit subscriber acquisition costs, a $5.6 million decrease in salaries, taxes and benefits, a $5.1 million decrease in amortization of deferred contract acquisition costs, and a $0.4 million decrease in stock based compensation.
General and Administrative
General and administrative expense decreased primarily driven by a $7.2 million decrease in incentive compensation, and a $2.8 million decrease in salaries, taxes and benefits.
Impairment of Intangible Assets
During the nine months ended September 30, 2023, we determined that impairment indicators were present with respect to our Buttonwood Publishing business which we had acquired during 2022, due to continuing losses. As a result, we recorded an impairment loss on Buttonwood Publishing’s intangible assets totaling $0.6 million.
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

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change
Adjusted CFFO	$(5,829)	$12,055	(148.4)%	$(28,135)	$44,901	(162.7)%
Adjusted CFFO Margin	(11.9)%	12.6%		(15.3)%	15.5%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change
Net cash (used in) provided by operating activities	$(5,829)	$12,055	(148.4)%	$(28,135)	$44,901	(162.7)%
Non-recurring expenses	—	—	N/M	—	—	N/M
Adjusted CFFO	$(5,829)	$12,055	(148.4)%	$(28,135)	$44,901	(162.7)%
N/M: Not meaningful

The following table provides the calculation of net cash provided by operating activities as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change
Net cash (used in) provided by operating activities	$(5,829)	$12,055	(148.4)%	$(28,135)	$44,901	(162.7)%
Total net revenue	97,186	106,150	(8.4)%	311,223	336,027	(7.4)%
Net cash (used in) provided by operating activities margin	(6.0)%	11.4%		(9.0)%	13.4%

Adjusted CFFO	$(5,829)	$12,055	(148.4)%	$(28,135)	$44,901	(162.7)%
Billings	48,929	95,513	(48.8)%	183,728	288,854	(36.4)%
Adjusted CFFO Margin	(11.9%)	12.6%		(15.3%)	15.5%

CFFO and Adjusted CFFO were negative for the nine months ended September 30, 2024 primarily driven by lower Billings during the period, partially due to the Legacy wind down, incentive compensation payouts during the first quarter, and payments related to renegotiated employment agreements.
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
We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. We expect that as we grow our business, the amount of our float will increase. The Company estimates that the amount of float was approximately $119.9 million and $120.5 million as of September 30, 2024 and December 31, 2023, respectively. As part of the Company's broader capital allocation strategy, our consolidated cash balance may from time to time decline below our estimate of the long term float requirement.
The Company invests a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the three and nine months ended September 30, 2024, the Company earned interest income of $1.4 million and $4.8 million, respectively, on our cash portfolio.
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
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents, and restricted cash of $94.1 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. We expect that our anticipated operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members and to MarketWise, Inc. in amounts sufficient for the recipients to pay taxes due on their share of MarketWise income at prevailing individual income tax rates, which for the 2024 tax year the highest federal, state and local tax rate the Company used was 49.75%. During third quarter 2024, we made our first required tax distribution of $5.8 million in accordance with the MarketWise Operating Agreement. The distribution was made proportionally to all MarketWise Members and to MarketWise, Inc. Such distributions are reflected in our statement of cash flows as cash used in financing activities, and do not decrease the amount of cash from operations or net income reflected in our financial statements. However, such distributions decrease the amount of cash available for use in our business.
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
Following the commitment to the Reorganization, Legacy Research continued to serve existing subscribers and fulfill existing subscriptions during the first quarter 2024, but began to significantly curtail business activities including any marketing efforts to acquire new subscribers.
As a result of the Reorganization, the Billings of Legacy Research declined from $30.1 million during the fourth quarter 2023 to $15.8 million, $4.9 million and $1.9 million during the first, second and third quarters of 2024, respectively. During second quarter 2024, we began the process of offering certain Legacy Research subscribers similar products published by other MarketWise brands, consistent with past Company practice when we cease a publication. We continued this process during third quarter 2024.
In October 2024, we completed our Reorganization and operational transition plans with respect to substantially all of the Legacy Research brands, which resulted in the transfer of the related assets and related fulfillment obligations to other businesses within MarketWise for fair consideration. We also entered into agreements in October 2024 to sell certain Legacy Research brands that had immaterial year-to-date September 2024 Billings, one of which was to a related party.
Separation costs incurred in the three and nine months ended September 30, 2024 totaled approximately $1.3 million and $2.3 million, respectively. The annualized compensation cost savings associated with the terminated employees is approximately $16.1 million.
Legacy Research has leased office space and the current lease end date for this property is December 2028. As of September 30, 2024, the operating lease right-of-use asset and related leasehold improvements totaled approximately $2.7 million. The Company has ceased using this property in its operations and is evaluating various alternatives with respect to this property as of September 30, 2024.
As of September 30, 2024, the Legacy Research reporting unit had goodwill totaling $8.6 million and a negative carrying value, which we considered in our related goodwill impairment assessment as of that date.
Credit Facility
In 2021, MarketWise, LLC, entered into a loan and security agreement (the “Loan and Security Agreement”) providing for up to $150 million of commitments under a revolving credit facility (the “2021 Credit Facility”), including a $5 million letter of credit sublimit, and allows for revolving commitments under the 2021 Credit Facility to be increased or new term commitments to be established by up to $65 million. The existing lenders under the 2021 Credit Facility are entitled, but not obligated, to provide such incremental commitments. On May 2, 2023, MarketWise, LLC entered into the First Amendment to the Loan and Security Agreement, which provides, among other things, a transition away from LIBOR to SOFR as the basis for the interest rate. The 2021 Credit Facility had a term of three years, and matured on October 29, 2024. For the nine months ended September 30, 2024, credit facility fees were approximately $0.3 million. While the Company currently has no immediate needs for external capital, and the business plan is fully funded, we may in the future consider entering into a new credit facility to enhance optionality around capital allocation alternatives.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(28,135)	$44,901
Net cash used in investing activities	(788)	(1,658)
Net cash used in financing activities	(32,131)	(7,806)
Operating Activities
For the nine months ended September 30, 2024, net cash used in operating activities was $28.1 million, primarily due to net income of $66.7 million, adjusted for net non-cash addbacks of items of $14.5 million, and net changes in our operating assets and liabilities which reduced cash by $109.3 million, largely due to timing differences in the net receipt of cash. The non-cash items include stock-based compensation expense and depreciation and amortization of $8.7 million and $2.0 million, respectively. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $133.6 million due to lower Billings, and a decrease in accrued expenses, which decreased cash by $32.7 million, partially offset by a decrease in deferred contract acquisition costs, which increased cash by $50.4 million.
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
Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities was $0.8 million, primarily driven by $0.7 million of capitalized software development costs.

For the nine months ended September 30, 2023, net cash used in investing activities was $1.7 million, primarily driven by $1.4 million of capitalized software development costs.
Financing Activities
For the nine months ended September 30, 2024, net cash used in financing activities was $32.1 million, primarily due to $19.1 million in distributions to noncontrolling interests, $10.8 million in repurchases of stock, and $1.4 million in restricted stock units withheld to pay taxes.
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
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2023 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2023 Annual Report on Form 10-K for further discussion of these two policies. During the three months ended September 30, 2024, there were no material changes to these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act.
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

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1+	MarketWise, Inc. Non-Employee Director Compensation Policy (Effective August 1, 2024)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+ Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKETWISE, INC.

Date: November 7, 2024	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Financial Officer