Form 10-K
period 2024-12-31
MARKETWISE, INC.
filed 2025-03-06
CIK 1805651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Market on June 30, 2024 was approximately $45.1 million.
As of March 3, 2025, there were 45,013,797 shares of the registrant’s Class A common stock, with a par value of $0.0001 per share (“Class A common stock”) and 279,490,147 shares of the registrant’s Class B common stock, with a par value of $0.0001 per share (“Class B common stock,” together with Class A common stock, the “common stock”), outstanding.

Summary Risk Factors
The following is a summary of some of the risks, uncertainties, and assumptions that could harm our business’s financial position, operations, and cash flows, which could cause a decline in the price of our securities. You should read this summary together with the more detailed description of each risk factor contained below.
Our business depends on our ability to attract new subscribers and persuade them to renew their subscriptions and purchase additional products and services from us. If we cannot attract new subscribers or continue to engage existing subscribers, our revenue and operating results may suffer.
Similarly, it would harm our business and financial condition if we:
•Struggle to adequately market our products and services, or to monitor and manage our use of social media platforms as marketing tools;
•Fail to maintain and protect our reputation for trustworthiness and independence. Damage to the reputation of any of our current or former directors, officers, key contributors, editors, or staff for any reason could hurt our business;
•Do not effectively manage our growth;
•Fail to successfully integrate future acquisitions or dispose of assets and businesses;
•Do not comply with federal and state securities laws, regulations, or other regulatory action;
•Fail to comply with data privacy, data protection, and information security laws, regulations, and industry standards. That includes industry requirements such as the Payment Card Industry Data Security Standard; or
•Face increased tax obligations or if we discover a need to make back payments on previous years’ taxes.
Our future success depends on:
•Attracting, developing, and retaining capable management, editors, and other key personnel.
•Our ability to respond to and adapt to changes in technology and consumer behavior.
Because we recognize revenue from subscriptions for our services over the term of the subscription, our operating results may not immediately reflect downturns or upturns in new business. We are also subject to payment-processing risk.
Our business, products, and facilities are at risk of a number of material disruptive events that our operational risk management and business continuity programs may not be adequate to address. These events could include:
•Disruptions to our third-party technology providers and management systems.
•Our database and network facilities, and those of our third-party service providers, could fail, become unavailable, or otherwise inadequate, and are subject to cybersecurity risks. Any failure of our internal security measures or breach of our privacy protections could cost us subscribers and subject us to liability.
•Our use of artificial intelligence technologies may not be successful and may present business, compliance, and reputational risks.
We could face liability for the information and data we collect and distribute, or the reports and other documents produced by our software products.

MarketWise, Inc.’s sole material asset is its interest in MarketWise, LLC, and depends on distributions from MarketWise, LLC to pay its taxes and expenses. MarketWise, LLC’s ability to make such distributions may be subject to various limitations and restrictions.
Under the terms of our Tax Receivable Agreement, distributions payable to MarketWise, Inc. may be substantial and exceed its tax liabilities and obligations. MarketWise, Inc. may choose to distribute the excess cash as a dividend. In that case, MarketWise Members (as defined below) would benefit from any payment if they exchange their LLC units (as defined below) for Class A common stock.
MarketWise, Inc. may also be entitled to some tax benefits in cash, and those would be paid back to MarketWise Members. Those payments may be substantial.
MarketWise Members have the right to redeem or exchange LLC Units for shares of Class A common stock, which, if exercised, will dilute shareholders stake in MarketWise, Inc. The MarketWise Members have significant influence over the company, including control over decisions that require the approval of MarketWise, Inc. stockholders.
Under certain circumstances, the Sponsor (as defined below), as well as certain members of our management team, are entitled to the Sponsor Earnout Shares (as defined below) and the Management Member Earnout Shares (as defined below). Those earnout shares would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
The Nasdaq has notified us that we are not in compliance with Nasdaq’s minimum bid price requirements. If we remain out of compliance with Nasdaq continued listing standards, we may be delisted from the stock exchange. Delisting would hurt our ability to raise capital, and the market price and liquidity of our Class A common stock could decline.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of federal securities law. Statements regarding our financial position and business strategy, and the plans and objectives of management for our future operations are not historical or current facts. Forward-looking statements address things that we believe or estimate may happen. Where possible we express them in those terms. However, even in the absence of these words or expressions, all projections and predictions remain forward-looking statements.
Forward-looking statements are about future events and are based on current expectations and assumptions as of the date of the report. They involve a number of judgments and are subject to risks and uncertainties. Many factors could cause actual future events to differ from the forward-looking statements in this report, including, but not limited to the risk described in the Summary of Risk Factors.
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
We have evolved significantly since our inception in 1999. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research brands such as Stansberry Research, Chaikin Analytics, Brownstone Research, InvestorPlace, and TradeSmith. Our entire investment research product portfolio is 100% digital and channel agnostic. We offer our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
As a result of the expansion of the business, we now have over 60 editors and analysts covering a broad spectrum of investments, ranging from commodities to equities, to distressed debt and cryptocurrencies. This diversity of content has allowed our business to succeed and our subscription base to grow through the many economic cycles in our over 25-year history. We have an engaged subscriber base of approximately 506 thousand Paid Subscribers. We define Paid Subscribers as the total number of unique subscribers with at least one paid subscription at the end of a given period.
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
We recognize that self-directed investors do not typically have the same research budget and resources at their disposal as institutional investors do. So we strive to provide them with institutional quality research at affordable price points. Unlike traditional institutional research, our offerings are significantly less expensive and more accessible. They are designed to be less technical and therefore more easily understood by the subscribers who may not be finance professionals. At the same time, our offerings have premium content that is highly actionable.
We believe that if we publish research to help our subscribers succeed in the financial markets, they will progressively become better investors, renew their subscriptions, and become long-term customers. We have proven out this thesis throughout our over 25-year history. We have formed long-standing relationships with our subscribers by providing superior value through our offerings.
We provide a comprehensive suite of research solutions.
Through 12 primary customer facing brands, we currently have 27 free products and 116 paid products. We cover various investment strategies, such as value investing, income, growth, commodities, cryptocurrencies, venture, biotechnology, mutual funds, options, and trading. We find that our subscribers develop personal affinities for specific writers and certain investment styles, and specific brands. When we acquire brands or form joint ventures, which we engage in periodically, we typically maintain the existing brands because we want to avoid disrupting those relationships by interjecting a new company name or persona, since subscribers may not have any prior relationship with us.
We typically publish our research reports on a monthly basis, although some of our products publish more frequently.
We also offer financial software and analytical tools.
We continue to expand our research portfolio with software and analytical tool solutions, which include the Chaikin Power Gauge, TradeStops and the Altimeter. Our software and analytical tool solutions represented 11% of our Billings on average from 2022 to 2024. Billings represents amounts invoiced to customers.
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

Deepen our relationship with our existing subscribers. In addition to our Paid Subscribers, all of our Free Subscribers have access to our extensive library of free and educational content. We define Free Subscribers as unique subscribers who have subscribed to one of our free investment publications via a valid email address and continue to remain directly opted in, excluding any Paid Subscribers who also have free subscriptions. As our subscribers learn and gain confidence as investors, they understand the need to deploy diverse investment strategies for different market conditions and they explore our broad and diverse product offerings. They gain an understanding of the high quality of research that we strive to provide, and they tend to purchase additional research and software products. These deep relationships are evident in the fact that over 50% of our 2024 Billings are attributable to subscribers who have been with us for more than 4 years.
Our free subscription products serve as a significant source of new Paid Subscribers.
We also offer members-only investing conferences where subscribers interact with our editors and analysts and can network with each other. We have a strong track record of cultivating these relationships with our subscribers, and we intend to continue that going forward.
Launch new products and target new markets. Over our greater than 25-year history, we have developed a breadth of products and services that are designed to educate, empower, and entertain our subscribers and provide them with actionable investment ideas.
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
Selectively pursue strategic growth. Over the past several years, we have developed several joint ventures and executed strategic acquisitions to accelerate our growth, as well as increase the value of our offerings to our subscribers.
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
Human Capital Resources
As of December 31, 2024, we had 439 total employees across all of our businesses, substantially all of which are full-time. Our employees work from our U.S. offices or remote locations. None of our employees are represented by a labor organization or are party to any collective bargaining arrangement.
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

Item 1A. Risk Factors.
The risks described below could hurt our business, financial condition, or operating results. Although it is not possible to predict or identify all such risks and uncertainties, they may include the factors discussed below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that challenge our business or results of operations
Risks Related to Our Business and Industry
Our business depends on our ability to attract new subscribers and persuade them to renew their subscriptions and purchase additional products and services from us. If we are unable to attract new subscribers or fail to engage existing subscribers, our revenue and operating results may suffer.
To increase our revenue and maintain profitability, we must attract new subscribers, retain existing subscribers, and expand the subscriptions of current customers. Our ability to do so depends in part on the quality of the content, including the performance of the investment research we publish. If the performance of such research falls short of our subscribers’ expectations, our ability to attract and retain subscribers will decline.
A substantial amount of our revenue is generated from subscription renewals by our existing subscribers. Our subscribers have no obligation to renew their subscriptions once the subscription period, typically one year, expires. In the normal course of business, some subscribers will elect not to renew their subscriptions. In addition, our subscribers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our subscribers, and our renewal rates may decline or fluctuate as a result of various factors, including subscriber engagement and product utilization levels, quality of our content, price changes, expiration of temporary product promotions, number of products or services used by our subscribers, customer satisfaction or dissatisfaction, pricing or capabilities of the products and services offered by our competitors, increased competition, reduction in customer spending levels, changes in our renewal policies or practices, and deteriorating general economic conditions. We must continually add more new subscribers than those who do not renew their subscriptions to grow our business beyond our current subscriber base. This effort may involve significantly higher marketing expenses. If our subscribers do not renew their subscriptions, buy additional content, or maintain or increase the amount they spend with us, our revenue will decline and our business will suffer.
Our success also depends on our ability to sell additional products, more subscriptions, or higher-priced and premium editions of our products and services to our current subscribers. Doing so requires increasingly sophisticated and costly sales efforts. We seek to expand existing subscriptions by deepening customer engagement by expanding our portfolio of tools and products for purchase. The rate at which our existing subscribers purchase new or enhanced services depends on a number of factors, including the quality of our content, general economic conditions, the level of interest and investment in individual stocks and other self-directed investment vehicles versus index funds, exchange-traded funds and other passive investment vehicles, number of products or services used by our subscribers, customer satisfaction or dissatisfaction with our products or services, pricing or capabilities of the products and services offered by our competitors, increased competition, reduction in customer spending levels, and our subscribers’ receptiveness to higher-priced and premium tools and products.
Many of our subscribers initially register for subscriptions to our free products and services. We strive to demonstrate the value of our free products to our subscribers, thereby encouraging them to convert to paying subscribers. As of December 31, 2024, we had approximately 15 million total subscribers, of which approximately 506 thousand were paying subscribers. The actual number of unique subscribers may be lower than we report as one person could count as multiple, active subscribers or paying subscribers. As a result, we may have fewer unique subscribers that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique subscribers is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. Most of our active subscribers never convert to a paying subscribers, and if we are unable to convert a sufficient number of free subscribers to paying subscribers, our business, results of operations and financial condition could suffer.

If we fail to adequately market our products and services, or to monitor and manage our use of social media platforms as marketing tools, it could harm our business’s operations and financial condition.
Our marketing efforts are designed to identify and attract prospective subscribers primarily within our target market and ultimately convert them into long-term subscribers. We also employ marketing to promote our content, drive conversation about our content and services, and promote website visits by our subscribers. We utilize a broad mix of marketing programs and platforms, including social media sites, to promote our services and content to current and prospective subscribers.
In order to successfully reach a larger number of prospective subscribers and attract new subscribers, we must continually assess the manner and platforms on which we are marketing our products and services. Rapid changes in technology and the ways in which people are reached can make this process more difficult. If we are unable to effectively and efficiently market our products and services, our business, results of operations, and financial condition may decline.
For example, email communication has historically been one of our primary means of communicating with our subscribers and keeping them engaged with our products. Our ability to communicate via email enables us to keep our subscribers updated on new products and present discount and promotional offers. As consumer habits evolve in the era of web-enabled mobile devices and messaging/social networking apps, email usage, particularly among the younger demographic, has declined. In addition, restrictions imposed by third-party email providers and/or applicable law have limited our ability to send emails to our current or prospective subscribers. While we continually work to find new means of communicating and connecting with our subscribers, we cannot guarantee that such alternative means of communication will work. Any failure to develop or take advantage of new means of communication or limitations on those means of communications imposed by laws, device manufacturers, or other sources could hurt our business, financial condition, and results of operations.
We may also limit or discontinue use or support of certain marketing sources or activities if advertising costs increase or if we believe that certain marketing platforms or practices are intrusive or damaging to our brand. In addition, companies that promote our services or permit us to use their marketing platforms may decide that their relationship with us hurts their business, or they may make business decisions that harm us. For example, if a company that currently promotes our business decides to compete directly with us, enter a similar business, deny us access to its platform, or exclusively support our competitors, we may no longer have access to their marketing channels.
If we are unable to cost-effectively use social media platforms or ad networks as marketing tools, our ability to acquire new subscribers and our financial condition may suffer. Unauthorized or inappropriate use of our social media channels could result in harmful publicity or negative customer experiences, which could undermine our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have hinder our ability to successfully connect with consumers.
Agencies, such as the U.S. Federal Trade Commission (the “FTC”) and state consumer protection agencies, regulate our marketing activities with extensive and rapidly evolving rules. We have received regulatory inquiries from state consumer protection agencies and could be the subject of further regulatory inquiry in the future. The failure by us, our employees, or third parties acting at our direction to comply with applicable laws and regulations could subject us to regulatory investigations, lawsuits, including class actions, liability, fines, or other penalties. Any such actions could challenge our business. Increasing our use of social media platforms for product promotion and marketing will increase our need to monitor our compliance with regulations surrounding social media marketing, and increase the risk that some materials could contain problematic claims.
Inefficient or ineffective promotion of our content could prevent us from maintain and growing our subscriber base, which would harm our business, results of operations, and financial condition.
Failure to maintain and protect our reputation for trustworthiness and independence may harm our business. In addition, our business, results of operations, and financial condition could suffer from attacks on the reputation of any of our current or former directors, officers, key contributors, editors, or editorial staff.

We believe our portfolio of brands are highly regarded because of the integrity of their editorial content. Independence is at the core of our brands and business, and we believe that the reputation of our company and our brands is one of our greatest assets. Importantly, we believe that one of our greatest competitive advantages is the loyalty that we have gained from our subscribers as a direct result of our brand, reputation for integrity, and ability to deliver high-quality products and services. To protect our brands, our corporate policies, codes of conduct, and workplace culture demand that all of our content providers, whether employees or outside contributors, adhere to rigorous standards of integrity and independence. Our internal guidelines are designed to prevent any actual, potential, or perceived conflict of interest, and ensure we comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a market event, the non-disclosure of a security ownership position by one or more of our content providers, the manipulation of a security by one or more of our content providers, or any other breach of our compliance policies could harm our reputation for trustworthiness and reduce our subscriber base. Despite our rigorous standards of integrity and independence, we have experienced instances where our content providers have not lived up to these standards and have breached our compliance policies. These events can damage our reputation for trustworthiness and independence, and may have an adverse effect on our business, results or operations, and financial condition. For example, in February 2024, we terminated a content provider for violations of our corporate policies and announced a wind-down of the operations of Legacy Research. See Note 4 – Legacy Reorganization to our consolidated financial statements included elsewhere in this annual report.
Any harm to the reputation of any of our current or former directors, officers, key contributors, editors, or staff could adversely affect us as a result of our association with such individual. In particular, our operating brands depend heavily on the ideas and reputation of their editors and editorial teams, and often name products and operating companies after members of those editorial teams. Our editors and editorial team members have, in the past been, and continue to be, the subject of regulatory actions, accusations, claims, investigations, lawsuits, and/or settlements, which may have or may continue to damage our reputation, subscriber base, and financial results. For example, in February 2024, a former employee was charged by the U.S. Attorney’s Office for the Central District of California with touting securities for undisclosed compensation and conspiracy to tout securities for undisclosed compensation, following 2022 charges brought by the SEC against the same individual. The Company has not been charged by the U.S. Attorney's Office or the SEC.
In addition, failing to instill in our employees the expectation of independence and integrity may devalue our reputation over time.
Other factors beyond our control could also harm our reputation. Adverse news reports about our products and services, bad press about the investment newsletter industry generally, or about key personnel associated with our business could hurt our business, results of operations, and financial condition.
If we fail to effectively manage our growth, our business, results of operations, and financial condition could be harmed.
The scope and complexity of our business have increased significantly in recent years, creating significant challenges for our management, operational, and financial resources. As our operations or the number of our third-party relationships continue to grow, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. If our organization experiences growth or we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products and solutions.
We must effectively integrate, develop, and motivate new employees, and we must maintain the beneficial aspects of our corporate culture. Otherwise, our business performance could suffer.
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
In addition, some of our products, particularly our editorial products, reflect the talents, efforts, personalities, investing skills, portfolio returns, and reputations of their respective editors and analysts. As a result, the services of these key editors and analysts form an essential element of our revenue generation. The pool of editors and analysts with the personality, skills, training, and education necessary to meet our standards is limited. We compete with many businesses and organizations that are seeking skilled individuals, particularly those with experience in the financial industry and those with degrees in technical fields. Competition for such professionals can be intense, as other companies seek to enhance their positions in the markets we serve.
Several of our employees are bound by agreements containing non-competition provisions. However, the laws governing the effectiveness and usage of non-competition provisions are rapidly evolving. We cannot guarantee that these arrangements with key employees will provide adequate protections to us or will not result in management changes. In addition, retaining our key executives, as well as other employees, through competitive salaries, stock ownership, and bonus plans may increase our costs. Nevertheless, we can make no assurances that these programs will allow us to retain our management or key employees or hire new employees. Losing key employees, if we cannot attract qualified replacements, could harm our business, results of operations, and financial condition.
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
We experience intense competition across all markets for our products. Our competitors range in size from smaller, specialized publishers to multimillion-dollar corporations. Many of our competitors have larger customer bases, more established name recognition, greater market share, and larger financial, marketing, technological, and personnel resources than we do. Our industry has few barriers to entry, and we expect to face additional competition from new entrants into the financial publishing industry. In particular, our services face intense competition from other providers of business, personal finance, and investing content, including:
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
Our ability to compete successfully depends on many factors, including:
•the quality, originality, timeliness, insightfulness, and trustworthiness of our content;
•the popularity and performance of our contributors;

•the success of our recommendations and research;
•our ability to introduce products and services that keep pace with new investing trends;
•our ability to adopt and deploy new technologies for running our business;
•the ease of use of services developed by us or our competitors, and the effectiveness of our sales and marketing efforts.
Future competition may result in price reductions, lower sales volumes, reduced margins, or loss of market share, any of which could damage our business, results of operations, and financial condition.
Additionally, advances in technology have reduced the cost of production and online distribution of print, audio, and video content. Lower production costs has reduced and/or removed barriers for market entry to providers of both free and paid content. Many of our competitors offer ad-sponsored content that enables them to deliver content for low, or no, subscription costs. While most of our platforms do not rely on ad-sponsored content, we compete with these other publications and services for customers, employees, and contributors.
In addition, media technologies and platforms are rapidly evolving, and the technologies and platforms through which data is consumed can shift quickly. Some competitors may more quickly take advantage of consumer preference for new technologies and platforms. Distributing content via these new technologies and platforms may prove more economic than using our current platforms. If we fail to offer our content in the manner or on the platforms in which our audience desires to consume it, or if we do not have offerings that are as compelling and/or cost effective as those of our competitors, our business, results of operations, and financial condition may suffer.
Adverse or weakened conditions in the financial sector, global financial markets, and global economy may impact our results.
General economic trends and the performance of financial markets influence our business results. Global macroeconomic conditions and U.S. financial markets remain vulnerable to potential risks posed by factors such as, political and financial uncertainty in the United States and Europe, wars in the Middle East, Russia and Ukraine, concerns about China’s economy, complications involving terrorism, armed conflicts, civil unrest around the world, or other challenges to global trade or travel.
Any downturn in the economy or financial markets could weaken on our business results, as customers may become cautious about capital and data content expenditures. Our average customers are people at or approaching retirement age who may be particularly vulnerable during economic downturns. As a result, our financial results, including revenues and cash flow, may decline.
Our success depends on our ability to respond to and adapt to changes in technology and consumer behavior.
The technology landscape has been changing at an accelerating rate over the past several years. Advances in technology have led to an increasing number of methods for delivery of content and have resulted in a wide and evolving variety of consumer demands and expectations. The increasing number of digital media options available on the Internet, through social-networking tools and through mobile and other devices, is expanding consumer choice significantly.
Given a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how, and at what price they consume digital content. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business, results of operations, and financial condition may weaken. In addition, our reputation could suffer if consumers perceive that we are not moving quickly enough to meet the changing needs of investors.
Our future success will depend upon our ability to identify and develop new products and enhancements that address the needs of our target markets and respond to their changing demands. We may not always be successful in developing, introducing, marketing, licensing, and implementing new products and enhancements on a timely and cost-effective basis or without impacting the performance, stability, security, or efficiency of existing products and customer systems. Further, any new products and enhancements may not adequately meet the needs of our target markets. Our failure to anticipate and respond to changes in the marketplace, including competitor and supplier developments, may hinder our business, operations, and growth.
As technology continues to evolve, the expenditures necessary to integrate new technology into our products and services could be substantial. We may incur additional operating expenses if such integration projects take longer than anticipated. Other companies employing new technologies before we are able to do so could compete with our business. If we are not successful in responding to changes in technology and consumer behavior, we may lose new business opportunities or potential renewals or upgrades from existing subscribers.
If we are unable to successfully integrate acquisitions, identify and integrate future acquisitions, or dispose of assets and businesses, our results of operations could be adversely affected.
We have acquired businesses in the past as part of our strategic plan, and we intend to continue to pursue selective acquisitions to support our business strategy. These acquisitions involve a number of risks and challenges, which could cause significant operating inefficiencies and limit our growth and profitability. Such risks and challenges include:
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
The benefits of an acquisition or an investment may take considerable time to develop. Certain acquisitions have not advanced our business strategy and have fallen short of expected returns on our investment. We have recorded impairment charges because our acquisitions were not successful and may record future impairment charges related to unsuccessful acquisitions. Our ability to continue to make acquisitions will depend upon our success at identifying suitable targets at acceptable prices, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities, and potential profitability, as well as the availability of capital.
Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We recognize revenue from subscribers ratably over the terms of their subscription agreements, which are typically one year, but can range from one month to multiple years. As a result, most of the revenue we report in each period is the result of subscription agreements entered into during prior periods. Consequently, a decline in new or renewed subscriptions in any one period may not be reflected in our revenue and operating results for that period. However, any such decline undercut our revenue and operating results in future periods.
Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from additional sales must be recognized over the applicable subscription term. By contrast, a significant portion of our operating costs are expensed as soon as a subscriber purchases a product. As a result, an increase in subscribers could result in recognition of more costs than revenue in the earlier portion of the subscription term. We may not attain sufficient revenue to maintain positive cash flow from operations or achieve profitability in any given period.
Our business, products, and facilities are at risk of a number of material disruptive events that our operational risk management and business continuity programs may not be adequate to address.
Our business and products are dependent on our ability to provide investment research, software applications, and other products and services on a current and time-sensitive basis. We rely on our computer systems and other network infrastructure, which are located across multiple facilities in the United States. Problems in our network systems may lead to cascading effects involving downtime, overloading of third-party data centers, and other issues that may affect our subscribers. We and our vendors are at risk of disruptions from numerous factors, including major weather events, fires, droughts, floods, earthquakes, volcanic activity, diseases, epidemics, pandemics, violent incidents, terrorist attacks, natural disasters, power loss, telecommunications, Internet, and other critical infrastructure failures, governmental actions, strikes and labor disturbances, riots, civil unrest, terrorism, war, abrupt political change, viruses, responses by various governments and the international community to any such acts, and other events beyond our control. Such events could cause delays in initiating or completing sales, impede our subscribers’ access to our products and services, disrupt or shut down critical client-facing and business processes, impede the travel of our personnel, dislocate our critical internal functions and personnel, and in general harm our ability to conduct normal business operations, any of which could damage our financial condition and operating results.
We, along with our third-party service providers, may modify, enhance, upgrade, and implement new systems, procedures, and controls to reflect changes in our business, technological advancements, and industry trends. Implementing new systems and integrating them with existing ones creates risks, such as the disruption of our electronic delivery systems, data management, and sales and service processes. If we, or our third-party service providers, do not successfully implement, maintain or expand these systems as planned, it could disrupt our operations and impair our ability to report and certify accurate and timely financial results.
Moreover, our proprietary information, intellectual property, or the personal information that we hold has been, and could be in the future, compromised or misappropriated, which may damage our reputation. These risks can limit our ability to:
•provide our comprehensive suite of research and software solutions, including our financial software and analytical tools;
•adequately protect our intellectual property; or
•achieve and maintain compliance with applicable laws, regulations and contracts.
We may also incur additional costs in relation to any new systems, procedures, and controls. We may require additional management attention to ensure an efficient integration, placing burdens on our internal resources.
Most of our products and services depend on our electronic delivery systems and the Internet. Our ability to deliver information using the Internet may be impaired by infrastructure failures, disruptions, or outages in our systems or those of our third-party service providers or Internet providers.
We are also subject to potential shortcomings in our own business resilience practices, such as failures to fully understand dependencies between different business processes across the locations at which they are performed, inadequate vendor risk-assessment and management processes and critical vendor dependencies, concentration of certain critical activities in areas of geopolitical risk or with “single point of failure” employees or employee groups, and possibly ineffective location recovery strategies in the event of a location disruption.
Disruptions to our third-party technology providers and management systems could harm our business and lead to loss of subscribers.
We depend on third-party technology providers and management systems to distribute our content and process transactions. We exercise no control over our third-party vendors or the infrastructure under which they operate. We are vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors or their inability to keep up with our growing demands for capacity could harm our business reputation, customer relations, and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or at all, or on terms and conditions, including service levels and cost, that are favorable to us, A transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing services, improve our operating infrastructure, or acquire complementary businesses and products. Accordingly, we may need raise money through equity or debt financings. Issuances of equity or convertible debt securities could dilute our existing stockholders. Any new equity securities we issue could also have rights, preferences, and privileges superior to those of holders of Class A common stock. Debt financing could involve covenants that restrict subsequent efforts to raise capital.. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired.
We are subject to payment processing risk.
Our subscribers pay for our services using a variety of different payment methods, including credit and debit cards, prepaid gift cards, and direct debit. We rely on internal systems, as well as those of third parties, to process payments. Acceptance and processing of these payment methods are subject to rules and regulations, including additional authentication requirements for some payment methods. They also require payment of interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. For example, we have in the past experienced higher transaction fees from our third-party processors as a result of chargebacks on credit card transactions. Changing terms and conditions by credit card companies may result in the way we accept payments being deemed non-compliant and potentially cause us to be suspended or terminated by our payment processors.
Our revenues, operating expenses, and results of operations could be weakened by:
•increases in payment processing fees or the cash reserves required by third party payment processors,
•material changes in the payment ecosystem, such as large re-issuances of payment cards,
•changes in public perception and confidence in the payment systems we are utilizing,
•delays in receiving payments from payment processors,
•changes to rules or regulations concerning payments,
•loss of payment partners, and/or
•disruptions or failures in our payment processing systems, partner systems, or payment products, including products we use to update payment information.
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
Risks Related to Legal and Regulatory Matters
Failure to comply with federal and state securities laws and regulations, or other regulatory action or investigations, could harm our business.
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
If we change our business practices in such a way as to not satisfy the publisher’s exclusion, or otherwise fails to comply with the regulatory requirements concerning this exclusion, we may face civil and/or criminal penalties as an unregistered investment adviser or other results that could damage our business.
If we are deemed an “investment adviser” and eligible for the “publisher’s exclusion,” we would have to register as an investment adviser with the SEC and potentially with one or more states under similar state laws. Registration requirements for investment advisers are burdensome and costly. Under the Advisers Act and corresponding state laws, we would take on (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection. If we are required to register under these laws, we may no longer be able to continue to offer our investment research services, which may have a significant adverse impact on our business and results of operations.
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
We rely on a variety of outside sources for the information we use in our published material. These sources include securities exchanges and other data providers. We also incorporate data from a variety of third-party sources. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others.
We could be subject to claims by providers of publicly available data and information, which we compile from websites and other sources, alleging that we have improperly obtained that data in violation of the source’s copyrights or terms of use. Additionally, we could be subject to claims based on legislation that limits the personal information we can collect from and about individuals. We could also be subject to claims from third parties, such as securities exchanges, from which we license and redistribute data and information, alleging that we have used or redistributed the data or information in ways not permitted by our license rights, or that we have inadequately permitted our subscribers to use such data. The agreements with such exchanges and other data providers give them extensive data use audit rights, and such audits can be expensive and time consuming and potentially result in substantial fines. Defending claims based on the information we publish could be expensive and time-consuming and could hurt our business, operating results, and financial condition.
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
However, we cannot provide any guarantee that the foregoing provisions will be honored by or enforceable against the counterparties to such arrangements. Nor can we guarantee they will be adequate to protect us from third-party claims, suits, government investigations, and other proceedings involving alleged violation of third-party intellectual property rights. Similarly, we cannot ensure these provisions will prevent the theft of our intellectual property, as we may be unable to detect the unauthorized use of or take appropriate steps to enforce our intellectual property rights. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States because of the differences in foreign laws that could make it easier for competitors to capture a market position by using technologies and products that are similar to those developed, owned by, or licensed to us. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and limit our ability to compete effectively. Further, any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could hurt our business, results of operations, and financial condition. In addition, the various agreements, policies, procedures, and contractual provisions that we rely on to protect our proprietary rights do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to those contained in our products and services. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business.

The software and Internet industries involve a large number of patents, trademarks, and copyrights. The industries are fraught with litigation based on allegations of infringement, misappropriation, dilution, conflict with, or other violations of intellectual property rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from providers of software products or services. From time to time, we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities.
We have been subject to claims in the past by third parties alleging infringement, misappropriation, dilution, or violation of, or conflict with, their intellectual property rights and other related claims. Such claims can also be alleged against clients, customers, or distributors of our products or services whom we have agreed to indemnify against third-party claims of infringement. The defense of such claims can be costly and consume valuable management time and attention. We could lose such a case or be forced to settle on unfavorable terms. In either case, we could be forces to pay damages, enter into unfavorable royalty or licensing arrangements, or redesign or stop offering the affected products or services. Such claims and litigation could harm our business, financial condition, or results of operations.
Our database and network facilities, and those of our third-party service providers, could fail, become unavailable, or otherwise inadequate, and are subject to cybersecurity risks. Failures of our internal security measures or breach of our privacy protections could cause us to lose subscribers and subject us to liability.
Our database and network facilities, and those of our third-party service providers, are vulnerable to attempted cybersecurity attacks that may take a variety of forms, including, infrastructure, botnets, malicious file attacks, cross-site scripting, credential abuse, ransomware, bugs, viruses, worms, malicious software programs, and denial of service attack. These attacks could lead to misappropriation of our data, corruption of our databases, or limitation of access to our information systems. To defend against these threats, we have a series of controls focusing on both prevention and detection, including firewalls, intrusion detection systems, automated scanning and testing, server hardening, antivirus software, training, and patch management. We cannot guarantee that these efforts will work as planned. We make significant investments in servers, storage, and other network infrastructure to prevent such incidents, but cannot guarantee that these efforts will work as planned.
These cybersecurity incidents or other significant disruptions could be caused by persons inside our organization, persons outside our organization with authorized access to systems inside our organization, or by individuals outside our organization. . Although the cybersecurity incidents that we have experienced to date, as well as those reported to us by our third-party partners, have not had a material effect on our business, financial condition or results of operations, they could be more damaging in the future.
Our business requires that we securely collect, process, store, transmit, and dispose of confidential information relating to our operations, subscribers, employees, and other third parties. In particular, Paid Subscribers must give us information (including name, mailing address, phone number, email address, and credit card information) (collectively “personal information”), which we use to administer our services. We also require Free Subscribers (as defined below) to provide personal information, such as email addresses, during the membership registration process. Additionally, we rely on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification. At times also rely on third parties, including technology consulting firms, to help protect our infrastructure from security threats.
However, despite our investments, these measures do not guarantee absolute security, and improper access to or release of confidential information has occurred in the past. Any cybersecurity incident could result in the loss or destruction of, inaccessibility or unauthorized access to, or use, alteration, disclosure, or acquisition of, data. Such incidents could also result in damage to our reputation, litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, criminal groups, and/or state-sponsored organizations.
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
Recent well-publicized security breaches at other companies have led to further enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks. It may in the future result in heightened cybersecurity requirements, including the implementation of more robust internal measures and additional regulatory expectations for oversight of customers, vendors, and service providers. Our information technology systems interact with those of customers, vendors, and service providers. Our contracts with those parties typically require them to implement and maintain adequate security controls, but we may not have the ability to effectively monitor the security measures of all our third-parties to meet such additional regulatory expectations.
Additionally, we engage third-party vendors and service providers to store and process some of our customers’ personal information. Those vendors may be the targets of cyberattacks. Our ability to monitor our vendors’ and service providers’ data security is limited, and, in any event, attackers may be able to circumvent those security measures, resulting in the theft and misuse of our and our customers’ data.
If our security measures are breached and, as a result, someone obtains unauthorized access to our data, our reputation may be damaged, our business may suffer, and we could incur significant liability. Even the perception of inadequate security may damage our reputation and hurt our ability to win new customers and retain and receive timely payments from existing customers. In addition, we could be subject to private litigation and actions from government regulators, which could cost a lot to defend and/or result in significant penalties and reputational damage. Finally, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services.
We are subject to laws, regulations, and industry standards related to data privacy, data protection, and information security, including industry requirements such as the Payment Card Industry Data Security Standard. Our actual or perceived failure to comply with such obligations could harm our business.
Our products and websites collect, store, process, and transmit personal information about individuals, including personally identifiable information and personal financial information such as credit card information. We are subject to various laws and regulations relating to data privacy, data protection, and information security. Such laws and regulations restrict and set standards for how personal information is collected, processed, stored, used, and disclosed. These laws and regulations mandate security requirements, implement notice requirements regarding privacy practices, and provide individuals with rights regarding the maintenance, use, disclosure, and sale of their protected personal information. Laws across all 50 U.S. states and in countries around the world also require notifications to customers, regulators, credit reporting agencies, or other third parties when certain sensitive information has been compromised as a result of a security breach. If we are found to have breached any such laws, regulations, or industry standards, we may be subject to enforcement actions that require us to change our business practices in ways that may cut into our revenue. That could also expose us to litigation, fines, regulatory enforcement, injunctive orders to cease or change our data processing activities, civil and/or criminal penalties, and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.
Our compliance with these changing, increasingly burdensome, and sometimes conflicting regulations and requirements may cause us to incur substantial costs or require us to change our business practices. If we fail to comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees, or fines. We cannot fully predict the impact of any federal and state data privacy laws, including those that are still in draft form, and their subsequent guidance, regulations, or rules on our business or operations, but it may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects.
We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers. This includes the Payment Card Industry Data Security Standard (the “PCI DSS”), a security standard applicable to companies that collect, store, or transmit certain credit and debit card data. Under the PCI DSS and our contracts with our card processors, if a breach of payment card information that we store could make us liable to the banks that issue the payment cards for their related expenses and penalties. Even if our customer data is never compromised, failure to follow payment card industry data security standards could subject us to significant fines, have significant reserves imposed on our accounts, or lose our ability to give our customers the option of using payment cards. Being unable to accept payment cards would cause significant damage to our business.
Laws in countries outside of the United States create significant compliance obligations and liability. For example, the European Union General Data Protection Regulation (Regulation 2016/679) and applicable national supplementing laws and the UK data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (together referred to as the “GDPR”) create an ongoing compliance commitment and substantial costs in relation to our use of personal data. Ensuring compliance with the GDPR could involve substantial costs. Despite our efforts, competent authorities or third parties will assert that our business practices fail to comply. If our operations are found to be in violation of the GDPR, we may be required to change our business practices and/or be subject to significant civil penalties, regulatory enforcement, business disruption, and reputational harm, any of which could have a material adverse effect on our business. If we or our vendors fail to comply with the GDPR and the EU’s national data protection laws, , we may face regulatory enforcement actions, which can result in significant monetary penalties and other administrative penalties.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, and e-marketing practices. Recent European court decisions and regulators’ recent decisions and guidance has increased attention on these technologies. If enforcement continues increasing, this could increase our liability exposure and lead to substantial costs. It could also require significant systems changes, limit the effectiveness of our marketing activities, and divert the attention of our technology personnel. Those changes could shrink our margins, increase costs, and subject us to additional liabilities. It may lead to broader restrictions and impairments on our marketing and personalization activities and hinder our efforts to understand users.
As we continue to expand into other foreign countries and jurisdictions, we may also be subject to additional laws and regulations that may affect how we conduct business.
We make disclosures and statements regarding our use of personal information through our privacy policies and statements on our products and websites as required by privacy or data protection regulations. Failure (or perceived failure) to comply with our public statements or to adequately disclose our privacy or data protection practices could result in costly investigations by governmental authorities, litigation, and fines, as well as reputational damage and customer loss, which could have material impacts on our revenue and operations.
We also from time to time acquire other companies that collect and process personal information. While we perform due diligence on the technology systems of these companies, we can offer no assurances that such companies have not suffered data breaches or system intrusions prior to or after our acquisition for which we may be liable.
We maintain insurance coverage to protect us against cybersecurity and data-protection risks. But our coverage may not be sufficient to cover all or the majority of the costs, losses, or claims. Our insurance covers reimbursement for lost net profits or increased net loss of profits resulting from adverse publicity related to an actual or alleged network impairment or privacy breach. While it does not cover the costs for improvements to our systems, it does cover costs to restore our system operations.

Compliance with ever-evolving federal and state laws relating to consumer protection and communication privacy laws, and any failure by us to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
Laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business. Those laws include the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.
We use a broad mix of marketing programs and platforms to promote our services and content to current and prospective subscribers. Two of our primary means of communicating with our subscribers has been via email and text messages. Actual or perceived improper sending of such email or text messaging communications may subject us to liabilities or claims relating to consumer protection laws. We strive to ensure that all of our marketing communications comply with the requirements set forth in the TCPA and CAN-SPAM Act. However, any violations could result in the Federal Communications Commission (FCC) and FTC, respectively, seeking civil penalties against us. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct email marketing, telemarketing and/or SMS texting programs. Many have resulted in multimillion-dollar settlements to the plaintiffs. Any current or future such litigation against us could be costly and time-consuming to defend.
In recent years, consumer protection regulations, particularly in connection with marketing on the Internet and consumer privacy, have become more aggressive. We expect governments at all levels to continue enacting new laws and regulations. In addition, financial publishers and investment newsletters face extensive regulatory scrutiny because of concerns over schemes involving touting, front running, “pumping and dumping,” scalping, undisclosed conflicts of interest, deceptive marketing, and false performance claims and testimonials. Any new legislation and enhanced scrutiny, alone or combined with increasingly aggressive enforcement of existing laws, could make compliance more difficult and expensive. In addition, we have been, and may continue to be, the subject of requests from or investigations by state and federal regulatory bodies. We may be subject to continued or increased regulatory scrutiny. Any of the foregoing could be harmful to our business, results of operations, and financial condition.
Adverse litigation judgments or settlements resulting from legal proceedings relating to our business operations could materially adversely affect our business, results of operations, and financial condition.
From time to time, we are subject to allegations and have been party to legal claims and regulatory proceedings relating to our business operations. Such claims may include defamation, libel, intellectual property infringement, securities law violations, misappropriation, dilution, violation, fraud or negligence, or other theories of liability, in each case relating to the articles, commentary, investment recommendations, or other information we provide through our services. Such allegations, claims, and proceedings may be brought by third parties, including customers, partners, employees, governmental or regulatory bodies, or competitors, and may include class actions.
Defending against such claims and proceedings is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations. The outcome of many of these claims and proceedings cannot be predicted. Any claims asserted against us regardless of merit or eventual outcome may harm our reputation. Our insurance or indemnities may not cover all claims. Any judgment, fine, settlement, or injunctive relief against us could damage our business, results of operations, and financial condition.
Our use of artificial intelligence technologies may not be successful and may present business, compliance, and reputational risks.
We are increasing our use of machine learning and Artificial Intelligence (“AI”) technologies into certain of our products and processes. If other firms incorporate AI technologies into their products and offerings more effectively than we do, or if we otherwise fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may suffer.

At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to liability. We may also not identify inaccurate information, which may expose us to liability. If the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, unreliable, misleading, biased, discriminatory or otherwise flawed, any of which may not be easily detectable, our business and reputation may be adversely affected. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may significantly restrict the deployment of AI, particularly generative AI technologies, in our products or processes.
We use AI technologies from third parties, which may include open-source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies. That could limit or delay our ability to provide competitive offerings and may increase our costs. These AI technologies also may incorporate data from third-party sources, which may expose us to risks associated with data rights and protection. Courts and regulators have not fully addressed intellectual property ownership and license rights surrounding AI technologies. Nor have they dealt with data protection laws related to the use and development of AI. The use or adoption of AI technologies into our products may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation, which may require us to pay compensation or license fees to third parties. The evolving legal, regulatory and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringement.
Use of AI technologies may also increase risks related to cyberattacks or other security incidents or result in a failure to protect confidential information. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to our use of AI.
Our failure to comply with the anti-corruption, trade compliance, and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation and results of operations.
We must comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which include the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”) and the U.K. Bribery Act 2010 (the “Bribery Act”), as well as the laws other countries where we do business. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions, and partnering activities. The FCPA and the Bribery Act prohibit us from corruptly offering, promising, authorizing, or providing anything of value to public officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered public officials for purposes of the FCPA and the Bribery Act. We are also subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses, or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives. Any violation could harm our reputation, business, financial condition, and results of operations.
Our business also must be conducted in compliance with applicable economic sanctions laws and regulations, such as laws administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant sanctioning authorities. Our operations expose us to the risk of violating, or being accused of violating, anti-

corruption, trade compliance, and economic sanctions laws and regulations. Those risks may be heightened as we continue to expand globally. Our failure to successfully comply with these laws and regulations may expose us to reputational harm and significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and debarment from government contracts. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives. Any violation could harm our reputation, business, financial condition, and results of operations.
Changes in our income tax payments or adverse outcomes resulting from examination of our income or other tax returns or changes in legislation could hurt our business, financial condition, and results of operations.
Income tax payouts are subject to volatility. Among the factors that could cause them to rise are::
•earnings differing materially from our projections;
•changes in the valuation of our deferred tax assets and liabilities;
•changes in the expected timing and amount of the release of any tax valuation allowances;
•the effects of share-based compensation;
•the outcomes as a result of tax examinations; or
•changes in tax laws, regulations, accounting principles.
Any of these factors could harm our operating results. Significant judgment is required to determine the recognition and measurement attribute prescribed in GAAP relating to accounting for income taxes. In addition, we are subject to examinations of our income tax returns by the U.S. Internal Revenue Service (the “IRS”) and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our business, financial condition, and results of operations.
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
MarketWise, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to its equityholders, including MarketWise, Inc. Accordingly, MarketWise, Inc. will incur income taxes on its allocable share of any net taxable income of MarketWise, LLC. Under the terms of the Third Amended and Restated Limited Liability Company Operating Agreement of MarketWise, LLC (the “MarketWise Operating Agreement”), MarketWise, LLC is obligated to make tax distributions to owners of the common units issued by MarketWise, LLC (“LLC Units”), including MarketWise, Inc. MarketWise, Inc. intends, as MarketWise, LLC’s sole manager, to cause MarketWise, LLC to make cash distributions to the owners of LLC Units in an amount sufficient to (i) fund all or part of such owners’ tax obligations in respect of taxable income allocated to such owners and (ii) cover MarketWise, Inc.’s operating expenses, including payments under the Tax Receivable Agreement. However, MarketWise, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which MarketWise, LLC is then a party. Additionally, any distribution that would render MarketWise, LLC insolvent would be restricted. If MarketWise, Inc. does not have sufficient funds to pay tax or other liabilities or to fund our operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject MarketWise, Inc. to various restrictions imposed by any such lenders.
As a result of (i) potential differences in the amount of net taxable income allocable to the MarketWise Members, (ii) the lower tax rates currently applicable to corporations as opposed to individuals, and (iii) the favorable tax benefits that MarketWise, Inc. anticipates from any redemptions or exchanges of LLC Units for its Class A common stock or cash pursuant to the MarketWise Operating Agreement in the future, tax distributions payable to MarketWise, Inc. may be in amounts that exceed its actual tax liabilities and obligations to make payments under the Tax Receivable Agreement with respect to the relevant taxable year. MarketWise, Inc.’s board of directors (“Board”) will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of other expenses or dividends on MarketWise, Inc.’s stock, although MarketWise, Inc. will have no obligation to distribute such cash (or other available cash) to its stockholders. On January 15, 2025, MarketWise, Inc. declared a special dividend to Class A shareholders to distribute excess tax distributions received from MarketWise, LLC. Except as otherwise determined by MarketWise, Inc. as the sole manager of MarketWise, LLC, there is no adjustment to the exchange ratio for LLC Units and corresponding shares of our Class A common stock as a result of any cash distributions or any retention of cash by MarketWise, Inc. To the extent MarketWise, Inc. does not distribute such excess cash as dividends on its Class A common stock, it may take other actions with respect to such excess cash—for example, holding such excess cash or lending it (or a portion thereof) to MarketWise, LLC, which may result in shares of our Class A common stock increasing in value relative to the value of the LLC Units. The MarketWise Members may benefit from any value attributable to such cash balances if they acquire shares of our Class A common stock in exchange for their LLC Units, notwithstanding that such holders may previously have participated in distributions by MarketWise, LLC as holders of the LLC Units that resulted in such excess cash balances held by MarketWise, Inc.
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
Risks Related to Ownership of Our Class A common stock
We have received written notice from Nasdaq that we are not in compliance with Nasdaq’s minimum bid price requirements and if we are unable to regain compliance with Nasdaq continued listing standards, we could be delisted from The Nasdaq Stock Market, which would negatively impact our business, our ability to raise capital, and the market price and liquidity of our Class A Common Stock.
On September 24, 2024, we received written notice from Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price of the Company’s common stock was below the required minimum of $1.00 per share for the previous 30 consecutive business days. Nasdaq’s notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Global Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was given an initial compliance period of 180 calendar days, or until March 24, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to March 24, 2025.
On February 27, 2025, the Board voted unanimously to recommend the approval of a reverse stock split of its common stock at a ratio of 1:20 at a special meeting of the stockholders scheduled on March 20, 2025. There is no guarantee that the stockholders of the Company will approve the reverse stock split or that the Board will effect the reverse stock split if it is approved by the stockholders. The exact timing of effecting the reverse stock split, if it is approved by the stockholders, will be determined by the Board in its sole discretion. There can be no assurance that the Company will effect the reverse stock split in time to regain compliance with Nasdaq Listing Rule 5450(a)(1). Furthermore, the Company can provide no assurance that the reverse stock split, if effected, will result in a permanent increase in the trading price of our common stock.
If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company's common stock will be subject to delisting. The Company would then be entitled to appeal

Nasdaq's delisting determination. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq, that such appeal would be successful.
There can be no assurance that the Company will be successful in maintaining the listing of our common stock on the Nasdaq Global Market. If we fail to meet the continued listing requirements of the Nasdaq, we could face significant material adverse consequences, including: (1) a limited availability of market quotations for our securities; (2) reduced liquidity with respect to our securities; (3) a determination that our shares are a “penny stock” if they are not already determined to be a “penny stock” at the time of such failure to meet such requirements, which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; (4) a limited amount of news and analyst coverage for us; and (5) a decreased ability to issue additional securities or obtain additional financing in the future.
Purchases of shares of our common stock by us pursuant to our stock repurchase program may affect the value of our common stock, and there can be no assurance that our stock repurchase program will enhance stockholder value.
In February 2025, our Board approved a stock repurchase program pursuant to which we are authorized to repurchase up to $50 million of our Class A common stock either through open market transactions or through other transactions at the discretion of the management of the Company for a period of 12 months. The timing and amount of any share repurchases will be determined based on legal requirements, price, market and economic conditions, the nature of other investment opportunities available to us from time to time, the availability of cash, and other factors. These repurchase activities could increase, or reduce the size of any decrease in, the market price of our common stock at that time and, as a result, the price of our shares of common stock may be higher than the price that otherwise might exist in the open market.
Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness. Our repurchases could affect the trading price of our common stock, increase trading price volatility, and the stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock. Additionally, repurchases under our share repurchase program will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value.
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
Once we lose our “emerging growth company” and/or “smaller reporting company” status, we will no longer be able to take advantage of certain exemptions from reporting. If we lose our "non-accelerated filer" status, we will be required to comply with the auditor attestation requirements of Section 404 of SOX. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
The dual class structure of our common stock may adversely affect the trading price or liquidity of our Class A common stock.
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The MarketWise Members have significant influence over us, including control over decisions that require the approval of MarketWise, Inc. stockholders.
The MarketWise Members control in the aggregate, based on the information available to us, at least 86% of the voting power represented by all of our outstanding classes of stock. Of the MarketWise Members, Monument & Cathedral, LLC controls in the aggregate, based on the information available to us, at least 43% of the voting power represented by all of our outstanding classes of stock of the voting power represented by all of our outstanding classes of stock. As a result, the MarketWise Members (and Monument & Cathedral, LLC in particular) may exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our Board, appointment and removal of officers, any amendment of our Charter or MarketWise, Inc.’s bylaws (our “Bylaws”), and any approval of significant corporate transactions (including a sale of substantially all of MarketWise, LLC’s assets), and will continue to have significant control over our management and policies, including policies around financing, compensation, and declaration of dividends.

Certain MarketWise Members or affiliates of MarketWise Members are members of our Board. These members of our Board can take actions that have the effect of delaying or preventing a change of control of MarketWise, LLC or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with the MarketWise Members may have an adverse effect on the price of our securities. The interests of the MarketWise Members may not be consistent with your interests as a securityholder.
The MarketWise Members have the right to have their LLC Units redeemed or exchanged into shares of Class A common stock, which, if exercised, will dilute your economic interest in MarketWise, Inc.
We have an aggregate of approximately 905,386,203 shares of our Class A common stock authorized but unissued, including 279,890,147 shares of our Class A common stock issuable upon redemption or exchange of LLC Units that are held by the MarketWise Members. Under the terms of the MarketWise Operating Agreement, and subject to certain restrictions set forth therein, the MarketWise Members are entitled to have their LLC Units redeemed or exchanged for shares of our Class A common stock or, at our option, cash. Shares of our Class B common stock held by any such redeeming or exchanging MarketWise Member will be canceled for no additional consideration on a one-for-one basis with the redeemed or exchanged LLC Units whenever the MarketWise Members’ LLC Units are so redeemed or exchanged. While any redemption or exchange of LLC Units and corresponding cancellation of our Class B common stock will reduce the MarketWise Members’ economic interest in MarketWise and its voting interest in MarketWise, Inc., the related issuance of our Class A common stock will dilute your economic interest in us. During the year ended December 31, 2024, pursuant to the terms of the MarketWise Operating Agreement, MarketWise Members exchanged an aggregate of 1,000,000 LLC Units, together with an equal number of shares of Class B common stock for 1,000,000 newly-issued shares of our Class A common stock. The timing or size of any future issuances of our Class A common stock resulting from the redemption or exchange of LLC Units cannot be predicted.
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

Our Charter authorizes us to issue one or more series of preferred stock. Our Board will have the authority to determine the relative rights, limitations, preferences, privileges, restrictions, and other terms of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our securities at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our securities.
The requirements of being a public company require significant resources and management attention and affect our ability to attract and retain executive management and qualified members to our Board.
As a public company, we have, and will continue to incur legal, regulatory, finance, accounting, investor relations, and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We are now subject to the Exchange Act, including the reporting requirements thereunder, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq rules and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly (although these costs currently unable to be estimated with any degree of certainty), and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. Further, these rules and regulations may make it more difficult and more expensive for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our Board. We may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, enhanced legal and regulatory regimes and heightened standards relating to corporate governance and disclosure for public companies result in increased legal and financial compliance costs and make some activities more time consuming.
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
The market price and trading volume of our securities has been volatile, and could decline significantly, and you could lose all or part of your investment.
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
Continued payment of dividends on our Class A common stock are subject to the continued discretion of our Board and, consequently, shareholders’ ability to achieve a return on their investment could become limited to appreciation in the price of our common stock.
In 2024, we paid quarterly dividends on shares of our Class A common stock. We also declared a special dividend for Class A shareholders on January 15, 2025. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
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
Our Charter and Bylaws and the General Corporation Law of the State of Delaware (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, Charter and Bylaws include the following provisions:
•a classified Board with staggered, three-year terms;
•the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•prohibition on cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the ability of our Board to amend the Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.
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
Cybersecurity Governance
Our Board, in coordination with the Audit Committee, oversees our cybersecurity program, including the management of risks from cybersecurity threats. The Audit Committee receives regular presentations and reports on cybersecurity risks from our Chief Information Officer (“CIO”), which address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, incident response planning, remediation efforts, employee training and awareness (including the results of our annual cybersecurity training), and information security considerations arising with respect to our peers and third parties. On a regular basis, our Audit Committee discusses our approach to cybersecurity risk management with our CIO, including planned initiatives to help the Board evaluate the effectiveness of our cybersecurity program. The Board receives occasional updates from the Audit Committee and CIO on the effectiveness of our cybersecurity program. When appropriate, the Board also receives reports concerning the detection, mitigation and remediation of cybersecurity threats and incidents

Our CIO has over 25 years of software engineering experience including over ten years of being responsible for MarketWise’s cybersecurity. In coordination with our executive team, our CIO and our Senior Vice President of IT Operations work collaboratively across the Company to implement a program intended to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response plan. Our CIO and management monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Board.

Item 2. Properties.
We lease all of our properties and do not own any real property. Our headquarters house our executive management team, content-producing teams, and our information technology, accounting and finance, human resources, and legal functional groups.
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
On November 22, 2024, the Company's former Chief Executive Officer, Mark Arnold ("Claimant"), filed a demand for arbitration ("Demand") with the American Arbitration Association ("AAA"). The Demand includes claims against MarketWise, Inc. and MarketWise, LLC (collectively, the "Respondent") for (i) breach of employment agreement between Claimant and Respondent dated December 1, 2019; (ii) breach of letter agreement between Claimant and Respondent dated November 17, 2022; and (iii) violation of the Maryland Payment and Collection Wage Act. Claimant seeks (i) money damages in excess of $9,000,000; (ii) treble damages pursuant to the Maryland Payment and Collection Wage Act; (iii) incidental and consequential damages; (iv) attorneys' fees and costs; and (v) prejudgment interest. We have defenses and intend to vigorously defend against the claims brought by Mark Arnold in this matter.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is traded on The Nasdaq Global Market, or Nasdaq, under the symbol “MKTW.” Our Class B common stock is not listed or traded on any exchange.
Holders
As of December 31, 2024, there were 40 holders of record of our Class A common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. There are also 23 holders of record of our Class B common stock.
Dividend Policy
In 2024, we paid quarterly dividends on shares of our Class A common stock and distributions on our LLC Units. We also declared a special dividend on shares of our Class A common stock on January 15, 2025. There can be no assurance that we will continue to pay dividends in the future.
The payment of any future dividends and distributions will be at the discretion of our Board and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, and other factors that our Board may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this report.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved.]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “the Company,” “we,” “us,” and “our”), should be read together with our audited consolidated financial statements as of December 31, 2024 and 2023 and for each of the years ended December 31, 2024, 2023 and 2022 included elsewhere in this report. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” in this report.
Overview
We are a leading multi-brand platform of subscription businesses that provides premium financial research, software, education, and tools for self-directed investors. We offer a comprehensive portfolio of high-quality, independent investment research, as well as several software and analytical tools, on a subscription basis.
MarketWise started in 1999 with the simple idea that, if we could publish intelligent, independent, insightful, and in-depth investment research and treat the subscriber the way we would want to be treated, then subscribers would renew their subscriptions and stay with us. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research brands such as Stansberry Research Chaikin Analytics, Altimetry, TradeSmith, Investor Place, and Brownstone Research. Our entire investment research product portfolio is 100% digital and channel agnostic, and we offer all of our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
Today, we benefit from the confluence of a leading editorial team, diverse portfolio of content and brands, and a comprehensive suite of investor-centric tools that appeal to a broad subscriber base.
2024 Highlights
▪Paid Subscribers were 506 thousand as of December 31, 2024 compared with 737 thousand as of December 31, 2023
▪Total net revenue was $408.7 million for full year 2024 compared with $448.2 million for full year 2023
▪Total Billings was $239.1 million for full year 2024 compared with $382.4 million for full year 2023
▪Net income was $93.1 million for full year 2024 compared with $54.3 million for full year 2023
▪Cash and cash equivalents were $97.9 million as of December 31, 2024
The following table presents net cash provided by operating activities (“CFFO”), and the related margin as a percentage of net revenue, and Adjusted CFFO (as defined below), a non-GAAP measure, and the related margin as a percentage of Billings, for each of the periods presented. For more information on Adjusted CFFO and Adjusted CFFO Margin (as defined below), see “— Non-GAAP Financial Measures.”

(In thousands)	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$(22,150)	$62,428	$48,374
Total net revenue	408,701	448,182	512,403
Net cash (used in) provided by operating activities margin	(5.4%)	13.9%	9.4%

Adjusted CFFO	$(22,150)	$66,368	$59,324
Billings	239,083	382,411	459,487
Adjusted CFFO Margin	(9.3%)	17.4%	12.9%

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
Our Paid Subscribers (as defined below) as of December 31, 2024 generated average customer lifetime Billings of approximately $1,120, resulting in a LTV/CAC (as defined below) ratio of approximately 1.3x. On average it takes us approximately 1.6 to 1.7 years for a Paid Subscriber’s cumulative net revenue to exceed the total cost of acquiring that subscriber (which includes fixed costs, such as marketing salaries). For more information on Billings and our LTV/CAC ratio and the components of this ratio, see “—Key Business Metrics” and “—Definitions of Metrics,”
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription.
As of December 31, 2024, our Paid Subscriber base was 506 thousand, down 231 thousand, or 31.4% as compared to 737 thousand at December 31, 2023. Our Paid Subscriber base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2022, direct-to-paid acquisition has accounted for approximately 50% of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately 50% of our annual Paid Subscriber acquisition.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Free Subscribers and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of December 31, 2024 was $394, which decreased 21.7% from $503 as of December 31, 2023. For more information on ARPU, see “Key Business Metrics — Average Revenue Per User.”

Our high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $600 of our products over their lifetime. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $5,000 of our products over their lifetime. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of December 31, 2024, 56% of our Paid Subscribers were high-value subscribers and 25% of our Paid Subscribers were ultra high-value subscribers.
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
High-value composition rate: High-value composition rate is the number of high-valued subscribers divided by Paid Subscribers. High-value subscribers are Paid Subscribers who have purchased >$600 in aggregate over their lifetime.
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
Subscriber count churn rate: Our subscriber count churn rate is defined as the number of paid subscribers who either cancelled or failed to renew all of their paid subscriptions during the period divided by the number of unique paid subscribers at the beginning of the period plus the number of new subscribers obtained during the period. Monthly subscriber count churn rate is defined by the annual subscriber count churn divided by twelve months.
Ultra high-value composition rate: Ultra high-value composition rate is the number of ultra high-valued subscribers divided by Paid Subscribers. Ultra high-value subscribers are Paid Subscribers who have purchased >$5,000 in aggregate over their lifetime.
Key Business Metrics

We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies who may calculate similarly titled metrics in a different way.

	Year Ended December 31,
	2024	2023	2022
Free Subscribers	14,082,039	16,446,752	15,702,545
Active Free Subscribers	3,331,437	4,067,199	4,295,508
Paid Subscribers	505,889	737,140	841,277
ARPU	$394	$503	$519
New "Marketing" Billings (in thousands)	$162,782	$278,260	$333,612
Net "Renewal" Billings (in thousands)	$70,313	$96,767	$120,272
Other Billings (in thousands)	$5,988	$7,384	$5,603
Total Billings (in thousands)	$239,083	$382,411	$459,487
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
Free Subscribers decreased by 2.4 million, or 14.4%, to 14.1 million at December 31, 2024 as compared to 16.4 million at December 31, 2023. As of December 31, 2024, Active Free Subscribers decreased by 0.7 million, or 18.1%, to 3.3 million as compared to 4.1 million as of December 31, 2023. The year over year decline in Free Subscribers is a result of more aggressive culling of the most passive Free Subscribers as we move towards implementation of the change described above. The year over year decline in Active Free Subscribers is a result of both fewer free subscribers in total as well as a reduced number of free products available as we rationalize our offerings.
Free Subscribers increased by 0.7 million, or 4.7%, to 16.4 million as of December 31, 2023 as compared to 15.7 million as of December 31, 2022. As of December 31, 2023, Active Free Subscribers decreased by 0.2 million, or 5.3%, to 4.1 million as compared to 4.3 million as of December 31, 2022. The year over year decline in Active Free Subscribers was a result of decreased engagement with our Free Subscriber community as consumer engagement continued to be soft.
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
Total Paid Subscribers decreased by 231 thousand, or 31.4%, to 506 thousand as of December 31, 2024 as compared to 737 thousand at December 31, 2023, driven by continued soft consumer engagement as well as elevated churn due to expiring subscriptions in our Legacy Research Group which likely came as a result of the wind down of this business which occurred during 2024. Additionally, direct marketing spend decreased as we managed profitability given the aforementioned factors . The decrease was further compounded by the loss of approximately 20 thousand Paid Subscribers as part of sale of the MMP Business in fourth quarter 2024. See also Note 5 – Acquisitions and Disposals.
Total Paid Subscribers decreased by 104 thousand, or 12.4%, to 737 thousand as of December 31, 2023 as compared to 841 thousand as of December 31, 2022, driven by soft consumer engagement and a significant decrease in direct marketing spend as we focused on maintenance of profitability. The decreases from these factors were compounded by the loss of approximately 16 thousand Paid Subscribers as part of the sale of Buttonwood Publishing in fourth quarter 2023.
Subscriber count churn rate has ranged from approximately 2.4% to 3.3% per month between 2022 and 2024. Almost all of the subscribers who churned in 2024 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 55% from 2022 to 2024, is a more meaningful gauge of subscriber satisfaction.
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
ARPU decreased by $109, or 21.7%, to $394 as of December 31, 2024 as compared to $503 as of December 31, 2023. The year-over-year decrease was driven by a 37% decrease in trailing four quarter Billings, while trailing four quarter average Paid Subscribers only decreased by 20%. The decrease in trailing four quarter Billings was driven by reduced engagement of prospective and existing subscribers, as further discussed in —Billings below. The decrease in trailing four quarter Paid Subscribers is also driven by the winding down of our Legacy Research Group business during 2024.
ARPU decreased by $16, or 3.1%, to $503 as of December 31, 2023 as compared to $519 as of December 31, 2022. The year-over-year decrease was driven by a 17% decrease in trailing four quarter Billings in 2021, which significantly outpaced the decrease in trailing four quarter average Paid Subscribers of 14%. The decrease in trailing four quarter Billings was largely driven by cessation of prospective and existing subscribers.
While they have declined somewhat recently, our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 1.7 years for the years ended 2024 and 2023, and was 1.6 years in 2022. Our payback period remains elevated primarily due to a combination of increased customer acquisition costs and the hesitancy of these subscribers to make additional purchases.
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
We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.
New Marketing Billings are Billings from all new subscription sales. New Marketing Billings decreased by $115.5 million, or 41.5%, to $162.8 million in 2024 as compared to $278.3 million in 2023. The decrease was primarily driven by ceasing new sales campaigns within our Legacy Research Group brands, which began winding down operations in mid-February 2024. The balance of the decline was due to continuing soft engagement and reluctance of existing subscribers to purchase additional higher priced subscriptions.
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
Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings decreased by $26.5 million, or 27.3%, to $70.3 million in 2024 as compared to $96.8 million in 2023. This was primarily a function of a significant decrease (approximately 150 thousand) in average Paid Subscribers in 2024 versus 2023.
Net Renewal Billings decreased by $23.5 million, or 19.5%, to $96.8 million in 2023 as compared to $120.3 million in 2022. This was primarily a function of a significant decrease (approximately 120 thousand) in average Paid Subscribers in 2023 versus 2022.
Other Billings are Billings from revenue share, advertising and conferences. Other Billings decreased by $1.4 million or 18.9% to $6.0 million in 2024 as compared to $7.4 million in 2023 as a result of decreasing revenue share activity with external parties.
Other Billings increased by $1.8 million or 31.8% to $7.4 million in 2023 as compared to $5.6 million in 2022 as a result of increasing revenue share activity with third parties.
Total Billings decreased by $143.3 million, or 37.5%, to $239.1 million in 2024 as compared to $382.4 million in 2023. The decrease was primarily driven by the winding down of our Legacy Research Group brands which began in mid-February 2024. While the growth of 12-month inflation rates has declined year over year, the consumer price index was still up 2.9%. We believe this continues to create reluctance among prospective and existing subscribers to purchase our higher priced subscriptions.
Billings decreased by $77.1 million, or 16.8%, to $382.4 million in 2023 as compared to $459.5 million in 2022. Levels of engagement as measured by landing page visits steadied in 2023; however the overall rate of conversion to paid products continued to decline. Many external factors that began in 2022 continue to impact prospective and existing subscribers such as inflation, volatility across asset classes and federal reserve tightening. While the growth of 12-month inflation rates has declined year over year, the consumer price index was still up 3.4%. We believe this continued to create reluctance among prospective and existing subscribers to purchase our higher priced subscriptions.
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

Impairment of Intangible Assets
Impairment of intangible assets consists of impairment losses related to our Legacy Research and Buttonwood Publishing businesses.
Related Party Expense
Related party expenses primarily consist of Board of Director compensation, revenue share expenses and expenses for certain corporate functions performed by a related party for certain historic periods.
Other Income (Expense), Net
Other income (expense), net primarily consists of the net gains or losses on our embedded derivative instruments.
Interest (Expense) Income, Net
Interest (expense) income, net primarily consists of interest income from our money market accounts.
Net Income Attributable to Noncontrolling Interests
As of December 31, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 12.4% and the noncontrolling interest was 87.6%. For the year ended December 31, 2024 net income attributable to controlling interests included a $3.3 million tax provision, which is 100% attributable to the controlling interest.
As of December 31, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 11.2% and the noncontrolling interest was 88.8%. For the year ended December 31, 2023 net income attributable to controlling interests included a $1.8 million tax provision, which is 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Net revenue	$405,357	$443,245	$510,040
Related party revenue	3,344	4,937	2,363
Total net revenue	408,701	448,182	512,403
Operating expenses:
Cost of revenue(1)	50,663	56,802	62,697
Sales and marketing(1)	160,707	198,592	235,326
General and administrative(1)	90,712	125,176	114,810
Research and development(1)	9,908	8,831	8,817
Depreciation and amortization	2,753	3,821	3,091
Impairment losses	4,445	2,583	—
Related party expense	525	572	379
Total operating expenses	319,713	396,377	425,120
Income from operations	88,988	51,805	87,283
Other income (expense), net	2,085	(611)	15,672
Interest income (expense), net	5,288	4,904	(295)
Income before income taxes	96,361	56,098	102,660
Income tax expense	3,253	1,803	1,490
Net income	93,108	54,295	101,170
Net income attributable to noncontrolling interests	86,049	52,513	83,180
Net income attributable to MarketWise, Inc.	$7,059	$1,782	$17,990
(1)     Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	12.4%	12.7%	12.2%
Sales and marketing(1)	39.3%	44.3%	45.9%
General and administrative(1)	22.2%	27.9%	22.4%
Research and development(1)	2.4%	2.0%	1.7%
Depreciation and amortization	0.7%	0.9%	0.6%
Impairment losses	1.1%	0.6%	—%
Related party expense	0.1%	0.1%	0.1%
Total operating expenses	78.2%	88.4%	83.0%
Income from operations	21.8%	11.6%	17.0%
Other income (expense), net	0.5%	(0.1)%	3.1%
Interest income (expense), net	1.3%	1.1%	(0.1)%
Income before income taxes	23.6%	12.5%	20.0%
Income tax expense	0.8%	0.4%	0.3%
Net income	22.8%	12.1%	19.7%
Net income attributable to noncontrolling interests	21.1%	11.7%	16.2%
Net income attributable to MarketWise, Inc.	1.7%	0.4%	3.5%
__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Years Ended December 31, 2024 and 2023
Net Revenue

(In thousands)	Year Ended December 31,		$ Change	% Change
	2024	2023
Net revenue	$408,701	$448,182	$(39,481)	(8.8)%
The decrease in net revenue was primarily driven by a $41.4 million decrease in term subscription revenue and a $1.7 million decrease in non-subscription revenue, partially offset by a $3.6 million increase in membership subscription revenue.
Term subscription revenue decreased during the year ended December 31, 2024 primarily due to lower Billings as compared to the 2023 period which was driven by reduced engagement of prospective and existing subscribers in the 2024 period. Membership subscription revenue, which is initially deferred and recognized over a five-year period, increased during the year ended December 31, 2024 as a result of higher volume of membership subscriptions in the current year.

Operating Expenses

(In thousands)	Year Ended December 31,		$ Change	% Change
	2024	2023
Operating expenses:
Cost of revenue	$50,663	$56,802	$(6,139)	(10.8)%
Sales and marketing	160,707	198,592	(37,885)	(19.1)%
General and administrative	90,712	125,176	(34,464)	(27.5)%
Research and development	9,908	8,831	1,077	12.2%
Depreciation and amortization	2,753	3,821	(1,068)	(28.0)%
Impairment losses	4,445	2,583	1,862	72.1%
Related party expenses	525	572	(47)	(8.2)%
Total operating expenses	$319,713	$396,377	$(76,664)	(19.3)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $4.1 million decrease in credit card fees, a $2.7 million decrease in salaries, taxes and benefits, and a $0.8 million decrease in outside labor. This was partially offset by a $1.7 million increase in incentive compensation.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $14.5 million decrease in amortization of deferred contract acquisition costs, a $14.1 million decrease in marketing expense as we have reduced our marketing spend as part of our cost reduction initiatives and due to higher per unit subscriber acquisition costs, and an $8.5 million decrease in salaries, taxes and benefits.
General and Administrative
General and administrative expense decreased primarily driven by a $25.0 million decrease in salaries, taxes and benefits resulting from a decrease in headcount in 2024 as compared to 2023, a $10.8 million decrease in stock-based compensation expense, a $1.2 million decrease in insurance expense, and a $0.7 million decrease in software expense. This was partially offset by a $3.7 million increase in professional fees.
Impairment Losses
Impairment losses in 2024 were due to the charges related to deferred contract acquisition costs and intangible assets of the Legacy Research brands that we disposed of in the fourth quarter of 2024, and the impairment of the Legacy Research operating lease right-of-use asset. Impairment losses in 2023 were due to the charges related to deferred contract acquisition costs, intangible assets, and operating lease right of use assets of our Buttonwood Publishing business that we sold in December 2023.

Comparison of the Years Ended December 31, 2023 and 2022
Net Revenue

(In thousands)	Year Ended December 31,		$ Change	% Change
	2023	2022
Net revenue	$448,182	$512,403	$(64,221)	(12.5)%
The decrease in net revenue was primarily driven by a $56.5 million decrease in term subscription revenue and a $10.0 million decrease in membership subscription revenue, partially offset by a $2.3 million increase in non-

subscription revenue. Revenue from Buttonwood Publishing, the business we acquired in August 2022, was $3.9 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively.
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

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that the below non-GAAP financial measures are useful in evaluating operating performance. We use the below non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. This non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

(In thousands)	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Adjusted CFFO	$(22,150)	$66,368	$59,324	(133.4)%	11.9%
Adjusted CFFO Margin	(9.3)%	17.4%	12.9%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net cash (used in) provided by operating activities	$(22,150)	$62,428	$48,374	(135.5)%	29.1%
Non-recurring expenses	—	3,940	10,950	(100.0)%	(64.0)%
Adjusted CFFO	$(22,150)	$66,368	$59,324	(133.4)%	11.9%

The following table provides the calculation of net cash provided by operating activities as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Year Ended December 31,			% change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net cash provided by operating activities	$(22,150)	$62,428	$48,374	(135.5)%	29.1%
Total net revenue	408,701	448,182	512,403	(8.8)%	(12.5)%
Net cash (used in) provided by operating activities margin	(5.4%)	13.9%	9.4%

Adjusted CFFO	$(22,150)	$66,368	$59,324	(133.4)%	11.9%
Billings	239,083	382,411	459,487	(37.5)%	(16.8)%
Adjusted CFFO Margin	(9.3%)	17.4%	12.9%
CFFO and Adjusted CFFO were negative for the year ended December 31, 2024 primarily driven by lower Billings during the period, partially due to the Legacy wind down, incentive compensation payouts during the first quarter, and payments related to renegotiated employment agreements.
The difference between Adjusted CFFO and CFFO in 2023 was $3.9 million, which were one-time costs related to severance payments. The difference between Adjusted CFFO and CFFO in 2022 was $11.0 million, which were one-time costs related to severance payments and professional fees related to our warrant exchange transaction.
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
We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. We expect that as we grow our business, the amount of our float will increase. The Company estimates that the amount of float was approximately $119.7 million and $120.5 million as of December 31, 2024 and 2023, respectively. As part of the Company's broader capital allocation strategy, our consolidated cash balance may from time to time decline below our estimate of the long term float requirement.
The Company invests a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the years ended December 31, 2024 and 2023, the Company earned interest income of $5.9 million and $5.7 million, respectively, on our cash portfolio which was invested solely in money market funds.
The Company may allocate a portion of our “float” to investments meeting pre-determined guidelines, including U.S.-listed equity securities, with the objective to provide an acceptable rate of return while complying with established risk tolerances and liquidity parameters. The Board is responsible for approving investment decisions. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations.

As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $97.9 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. We expect that our anticipated operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
In 2024, we paid quarterly dividends on shares of our Class A common stock. We also declared a special dividend for Class A shareholders on January 15, 2025. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
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
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members and to MarketWise, Inc. in amounts sufficient for the recipients to pay taxes due on their share of MarketWise income at prevailing individual income tax rates, which for the 2024 tax year the highest federal, state and local tax rate the Company used was 49.75%. During third quarter 2024, we made our first required tax distribution of $5.8 million in accordance with the MarketWise Operating Agreement. The distribution was made proportionally to all MarketWise Members and to MarketWise, Inc. Such distributions are reflected in our statement of cash flows as cash used in financing activities, and do not decrease the amount of cash from operations or net income reflected in our financial statements. However, such distributions decrease the amount of cash available for use in our business. In January 2025, the Company made a quarterly tax distribution of $15.1 million proportionately to all MarketWise Members, including MarketWise, Inc. This quarterly tax distribution to MarketWise, Inc. exceeded its corporate tax liability and enabled MarketWise, Inc. to declare and pay the aforementioned special dividend with the excess tax distribution proceeds. We expect MarketWise, Inc. will receive quarterly tax distributions in future quarters however the amount is uncertain.

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
Legacy Reorganization
On February 8, 2024, the Company reported that its Board had committed to a strategic realignment and Reorganization whereby the Company would wind-down the operations of its Legacy Research business in response to misconduct discovered at Legacy Research where certain managers violated the Company’s policies.
Following the commitment to the Reorganization, Legacy Research continued to serve existing subscribers and fulfill existing subscriptions during the first quarter 2024, but began to significantly curtail business activities including any marketing efforts to acquire new subscribers.
As a result of the Reorganization, the Billings of Legacy Research declined from $30.1 million during the fourth quarter 2023 to $15.8 million, $4.9 million and $1.9 million during the first, second and third quarters of 2024, respectively. During second quarter 2024, we began the process of offering certain Legacy Research subscribers similar products published by other MarketWise brands, consistent with past Company practice when we cease a publication. We continued this process through the third quarter 2024.
In October 2024, we completed our Reorganization and operational transition plans with respect to substantially all of the Legacy Research brands, which resulted in the transfer of the related assets and related fulfillment obligations to other businesses within MarketWise for fair consideration. We also entered into agreements in October 2024 to sell certain Legacy Research brands that had immaterial year-to-date September 2024 Billings, one of which was to a related party. See also Note 5 – Acquisitions and Disposals.
Separation costs incurred in the year ended December 31, 2024 totaled approximately $2.3 million within general and administrative expenses.
Legacy Research has leased office space and the current lease end date for this property is December 2028. The Company evaluated alternatives for this property and believes it is unlikely the space will be subleased. As such, the Company recorded a full impairment of the operating lease right-of-use asset as of December 31, 2024, totaling $2.1 million.
Credit Facility
The credit facility we entered into during 2021 matured on October 29, 2024. While the Company currently has no immediate needs for external capital, and the business plan is fully funded, we may in the future consider entering into a new credit facility to enhance optionality around capital allocation alternatives.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Net cash (used in) provided by operating activities	$(22,150)	$62,428	$48,374
Net cash used in investing activities	(681)	(1,897)	(13,238)
Net cash used in financing activities	(34,458)	(63,953)	(16,192)

Operating Activities
For the year ended December 31, 2024, net cash used in operating activities was $22.2 million, primarily due to net income of $93.1 million, adjusted for net non-cash items which increased cash by $22.8 million, and net changes in our operating assets and liabilities which reduced cash by $138.0 million, largely due to timing differences in the net receipt of cash. The non-cash items include stock-based compensation expense of $12.2 million, impairment losses of $4.4 million, deferred income taxes of $2.9 million, and gain on sale of business of $2.0 million. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $162.1 million due to our overall decrease in sales, partially offset by a net increase in deferred contract acquisition costs of $63.5 million, and a decrease in accrued expenses of $31.8 million.
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
Investing Activities
For the year ended December 31, 2024, net cash used in investing activities was $0.7 million, primarily driven by the payment of $0.5 million related to capitalized software development costs.
For the year ended December 31, 2023, net cash used in investing activities was $1.9 million, primarily driven by the payment of $1.7 million related to capitalized software development costs.
For the year ended December 31, 2022, net cash used in investing activities was $13.2 million, primarily driven by the payment of $12.8 million related to the Buttonwood Publishing acquisition.
Financing Activities
For the year ended December 31, 2024, net cash used in financing activities was $34.5 million, primarily due to $21.1 million in distributions to noncontrolling interests and $1.5 million in dividends paid to Class A common stockholders.
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
We also offer membership subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually thereafter. Certain upfront fees on membership subscriptions are paid in installments over a 12-month period and, from time to time, over multiple years. We recognize revenue related to membership subscriptions over the estimated customer lives, which is five years. Management has determined the estimated life of membership customers based on historic customer attrition rates. The estimated life of membership customers was five years for each of the years ended December 31, 2024, 2023 and 2022.
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
We capitalize incremental costs that are directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered and if we expect the benefit of these costs to be longer than one year. We have elected to utilize the practical expedient and expense costs to obtain a contract with a subscriber when the expected benefit period is one year or less. Our capitalizable incremental costs include sales commissions to employees and fees paid to marketing vendors that are generally calculated as a percentage of the customer sale. We also capitalize revenue share fees that are payable to other companies, including related parties, who share their customer lists with us for each successful sale we make to a customer from their list. Capitalized costs are amortized on a straight-line basis over the expected benefit period related directly to those costs, which is approximately four years. The amortization period for contract costs was approximately four years for each of the years ended December 31, 2024, 2023 and 2022.
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
Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing assets acquired and liabilities assumed include, but are not limited to, future expected cash flows from acquired customers, trade names, acquired technology from a market participant perspective, and determining useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. While management believes the assumptions and estimates it has made in the past have been appropriate, they are inherently uncertain and subject to refinement. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. We did not have significant measurement period adjustments during the years ended December 31, 2024, 2023 and 2022.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MarketWise, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
March 6, 2025
We have served as the Company’s auditor since 2018.

MARKETWISE, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$97,876	$155,174
Accounts receivable	1,876	4,528
Prepaid expenses	10,051	9,305
Related party receivables	547	5,182
Deferred contract acquisition costs	57,214	91,480
Other current assets	1,269	2,172
Total current assets	168,833	267,841
Property and equipment, net	592	690
Operating lease right-of-use assets	3,182	7,331
Intangible assets, net	4,673	6,255
Goodwill	30,043	31,038
Deferred contract acquisition costs, noncurrent	42,121	73,420
Deferred tax assets	10,071	9,693
Other assets	—	287
Total assets	$259,515	$396,555
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$4,011	$559
Related party payables	338	1,137
Accrued expenses	23,272	55,041
Deferred revenue and other contract liabilities	217,973	287,751
Operating lease liabilities	1,629	1,446
Other current liabilities	12,985	27,959
Total current liabilities	260,208	373,893
Deferred revenue and other contract liabilities, noncurrent	209,013	304,342
Other liabilities, noncurrent	2,811	746
Related party tax receivable agreement liability, noncurrent	2,669	2,151
Operating lease liabilities, noncurrent	2,738	4,366
Total liabilities	477,439	685,498
Commitments and Contingencies (Note 10)	—	—
Stockholders’ deficit
Class A common stock, par value of $0.0001 per share, 950,000,000 shares authorized; 39,562,797 and 36,384,981 shares issued and outstanding at December 31, 2024 and 2023, respectively	4	4
Class B common stock, par value of $0.0001 per share, 300,000,000 shares authorized; 279,890,147 and 288,092,303 shares issued and outstanding at December 31, 2024 and 2023, respectively	28	29
Preferred stock, par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	106,660	115,164
Accumulated other comprehensive income	56	65
Accumulated deficit	(119,284)	(126,343)
Total stockholders’ deficit attributable to MarketWise, Inc.	(12,536)	(11,081)

MARKETWISE, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

Noncontrolling interest	(205,388)	(277,862)
Total stockholders’ deficit	(217,924)	(288,943)
Total liabilities and stockholders’ deficit	$259,515	$396,555
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$405,357	$443,245	$510,040
Related party revenue	3,344	4,937	2,363
Total net revenue	408,701	448,182	512,403
Operating expenses:
Cost of revenue (1)	50,663	56,802	62,697
Sales and marketing (1)	160,707	198,592	235,326
General and administrative (1)	90,712	125,176	114,810
Research and development	9,908	8,831	8,817
Depreciation and amortization	2,753	3,821	3,091
Impairment losses	4,445	2,583	—
Related party expense	525	572	379
Total operating expenses	319,713	396,377	425,120
Income from operations	88,988	51,805	87,283
Other income (expense), net	2,085	(611)	15,672
Interest income (expense), net	5,288	4,904	(295)
Income before income taxes	96,361	56,098	102,660
Income tax expense	3,253	1,803	1,490
Net income	93,108	54,295	101,170
Net income attributable to noncontrolling interests	86,049	52,513	83,180
Net income attributable to MarketWise, Inc.	$7,059	$1,782	$17,990

Earnings per share – basic	$0.18	$0.06	$0.73

Earnings per share – diluted	$0.18	$0.05	$0.73

Weighted average shares outstanding – basic	38,324	31,707	24,635

Weighted average shares outstanding – diluted	39,407	33,312	24,747

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$93,108	$54,295	$101,170
Other comprehensive (loss) income
Cumulative translation adjustment	(9)	21	53
Total comprehensive income	$93,099	$54,316	$101,223
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share and unit data)

	Class A common stock		Class B common stock		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	24,718,402	$2	291,092,303	$29	—	$—	$97,548	$(146,115)	$(9)	$(48,545)	$(356,717)	$(405,262)
Equity-based compensation	—	—	—	—	—	—	9,045	—	—	9,045	—	9,045
Issuance of common stock	378,331	—	—	—	—	—	827	—	—	827	—	827
Issuance of common stock - warrant exchanges	5,939,739	1	—	—	—	—	14,400	—	—	14,401	—	14,401
Repurchases of stock	(2,484,717)	—	—	—	—	—	(13,054)	—	—	(13,054)	—	(13,054)
Vesting of restricted stock units	487,900	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	—	—	—	—	—	—	(515)	—	—	(515)	—	(515)
Acquisition of noncontrolling interest - Chaikin	—	—	—	—	—	—	(1,257)	—	—	(1,257)	960	(297)
Distributions	—	—	—	—	—	—	—	—	—	—	(4,609)	(4,609)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	53	53	—	53
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	—	—	(142)	—	—	(142)	—	(142)
Net income	—	—	—	—	—	—	—	17,990	—	17,990	83,180	101,170
Balance at December 31, 2022	29,039,655	$3	291,092,303	$29	—	$—	$106,852	$(128,125)	$44	$(21,197)	$(277,186)	$(298,383)
Equity-based compensation	—	—	—	—	—	—	22,638	—	—	22,638	—	22,638
Issuance of common stock	4,637,519	1	—	—	—	—	678	—	—	679	—	679
Vesting of restricted stock units	2,259,892	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(601,959)	—	—	—	—	—	(1,045)	—	—	(1,045)	—	(1,045)
Shares withheld to pay taxes	(1,950,126)	—	—	—	—	—	(4,988)	—	—	(4,988)	—	(4,988)
Dividends declared	—	—	—	—	—	—	(8,437)	—	—	(8,437)	—	(8,437)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(55,736)	(55,736)
Issuance per redemption of Class B shares for Class A shares	3,000,000	—	(3,000,000)	—	—	—	(2,167)	—	—	(2,167)	2,547	380
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	—	—	1,633	—	—	1,633	—	1,633
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	21	21	—	21
Net income	—	—	—	—	—	—	—	1,782	—	1,782	52,513	54,295
Balance at December 31, 2023	36,384,981	$4	288,092,303	$29	—	$—	$115,164	$(126,343)	$65	$(11,081)	$(277,862)	$(288,943)
Equity-based compensation	—	—	—	—	—	—	10,137	—	—	10,137	—	10,137
Issuance of common stock	397,934	—	—	—	—	—	301	—	—	301	—	301
Vesting of restricted stock units	2,486,652	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(706,770)	—	—	—	—	—	(1,368)	—	—	(1,368)	—	(1,368)
Repurchase of Class B shares	—	—	(7,202,156)	(1)	—	—	(10,802)	—	—	(10,803)	—	(10,803)

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share and unit data)

	Class A common stock		Class B common stock		Preferred Stock		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Dividends declared	—	—	—	—	—	—	(1,997)	—	—	(1,997)	—	(1,997)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(21,082)	(21,082)
Issuance per redemption of Class B shares for Class A shares	1,000,000	—	(1,000,000)	—	—	—	(916)	—	—	(916)	916	—
Change in noncontrolling interest	—	—	—	—	—	—	(6,591)	—	—	(6,591)	6,591	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	—	—	2,732	—	—	2,732	—	2,732
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Net income	—	—	—	—	—	—	—	7,059	—	7,059	86,049	93,108
Balance at December 31, 2024	39,562,797	$4	279,890,147	$28	—	$—	$106,660	$(119,284)	$56	$(12,536)	$(205,388)	$(217,924)

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statement of Cash Flows
(In thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$93,108	$54,295	$101,170
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,753	3,821	3,091
Impairment and other charges	4,445	2,583	287
Stock-based compensation	12,202	23,384	9,045
Change in fair value of contingent consideration	507	—	—
Change in fair value of derivative liabilities – other	—	1,779	(15,665)
Deferred taxes	2,872	1,803	1,490
Unrealized (gains) losses on foreign currency	(18)	23	(97)
Noncash lease expense	2,053	2,135	1,925
(Gain) loss on sale of business	(2,030)	1,583	—
Changes in operating assets and liabilities:
Accounts receivable	2,652	(488)	3,765
Related party receivables and payables, net	2,622	(2,284)	(982)
Prepaid expenses	(746)	2,420	1,318
Other current assets and other assets	1,190	1,533	(543)
Deferred contract acquisition costs	63,468	31,329	5,453
Trade and other payables	3,470	(200)	(3,975)
Accrued expenses	(31,769)	9,065	(477)
Deferred revenue	(162,093)	(67,092)	(51,980)
Derivative liabilities	—	(3,060)	—
Operating lease liabilities	(1,446)	(1,501)	(1,671)
Other current and long-term liabilities	(15,390)	1,300	(3,780)
Net cash (used in) provided by operating activities	(22,150)	62,428	48,374
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(170)	(12,770)
Acquisition of noncontrolling interests, including transaction costs	—	—	(297)
Purchases of property and equipment	(133)	(65)	(35)
Capitalized software development costs	(548)	(1,662)	(136)
Net cash used in investing activities	(681)	(1,897)	(13,238)
Cash flows from financing activities:
Proceeds from related party notes receivable	—	—	1,159
Proceeds from issuance of common stock	301	678	827
Shares and restricted stock units withheld to pay taxes	(1,368)	(6,032)	(515)
Repurchases of stock	(10,803)	—	(13,054)
Dividends paid	(1,506)	(5,744)	—
Distributions to noncontrolling interests	(21,082)	(52,855)	(4,609)
Net cash used in financing activities	(34,458)	(63,953)	(16,192)
Effect of exchange rate changes on cash	(9)	21	53
Net increase in cash, cash equivalents and restricted cash	(57,298)	(3,401)	18,997
Cash, cash equivalents and restricted cash — beginning of period	155,174	158,575	139,578
Cash, cash equivalents and restricted cash — end of period	$97,876	$155,174	$158,575
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
2.Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying consolidated financial statements (“financial statements”) include the accounts of MarketWise, Inc. and its subsidiary, MarketWise, LLC, a variable interest entity (“VIE”) for which MarketWise, Inc. is deemed to be the primary beneficiary.
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s financial statements. As of December 31, 2024, MarketWise, Inc. had a 12.4% ownership interest in MarketWise, LLC.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our audited financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Segment Information
Operating segments are components of an enterprise that engage in business activities that may generate revenues and expenses for which separate financial information is available and is evaluated regularly by our chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. Our Interim Chief Executive Officer serves as the CODM.
Based on the financial information presented to and reviewed by our CODM in assessing our performance and for the purposes of allocating resources, we have determined our operating subsidiaries represent individual operating segments with homogenous and fungible products with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial statement purposes. Accordingly, we have a single reportable segment.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Cash and Cash Equivalents
We consider all financial instruments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Our cash equivalents are composed of money market funds and certificates of deposit.
Accounts Receivable
Our accounts receivable primarily consist of receivables from third-party credit card providers which are stated at net realizable value. We did not record an allowance for doubtful accounts for the years ended December 31, 2024 and 2023.
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
No individual customer accounted for more than 10% of revenue for the years ended December 31, 2024, 2023 and 2022.
Derivative Financial Instruments
From time to time, we utilize instruments which may contain embedded derivative instruments as part of our overall strategy to compensate and retain key employees and independent contractors (see Note 9 – Derivative Financial Instruments below for additional information). Our derivative instruments are recorded at fair value on the consolidated balance sheets. Our derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included within cash flows from operating activities. Upfront cash payments received upon the issuance of derivative instruments are included within cash flows from financing activities within the consolidated statements of cash flows.
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
We also offer membership subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually (a “maintenance fee”) thereafter. The right to discounts on future maintenance fee payments is considered a material right which is recognized as revenue when the customer exercises the option or when the option expires. Certain upfront fees on membership subscriptions are paid in installments, generally over a twelve-month period. We recognize revenue related to membership subscriptions over the estimated customer lives, which was five years for each of the years ended December 31, 2024, 2023 and 2022. We have determined the estimated life of membership customers based on historic customer attrition rates.
Advertising and other
We earn revenue from the sale of advertising placements on our websites. We also earn revenue from the sale of print products and events, such as webinars and conferences. In addition we recognize revenue that we refer to as “revenue share,” where we earn a fee for each successful sale that third party companies or related parties generate from our customer list.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
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
Contract Balances
A contract asset is defined as an entity's right to consideration for goods or services that the entity has transferred to a customer but customer payment is contingent on a future event. A contract liability is defined to occur if the customer's payment of consideration precedes the entity's performance and represents the entity's obligation to transfer goods or services to a customer for which the entity has received consideration. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a contract asset when revenue

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. No contract assets are recorded on our consolidated balance sheets as of December 31, 2024 and 2023.
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
Assets Recognized from Costs to Obtain a Contract with a Customer
We capitalize incremental costs that are directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered and if we expect the benefit of these costs to be longer than one year. We have elected to utilize the practical expedient and expense costs to obtain a contract with a customer when the expected benefit period is one year or less. Our capitalizable incremental costs include sales commissions to employees and fees paid to marketing vendors that are generally calculated as a percentage of the customer sale. We also capitalize revenue share fees that are payable to other companies, including related parties, who share their customer lists with us for each successful sale we make to a customer from their list. Capitalized costs are amortized on a straight-line basis over the expected benefit period related directly to those costs, which is approximately four years.
Leases
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
Advertising expense was $29,970, $44,270 and $97,704 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
2021 Incentive Award Plan
On July 21, 2021, the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) became effective. As of December 31, 2024, 35,203,881 shares of Class A common stock were reserved for issuance pursuant to the 2021 Incentive Award Plan, and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Award Plan is 32,045,000, in each case, subject to certain adjustments set forth therein.
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
2021 ESPP
As a result of the Transactions, we adopted the 2021 Employee Stock Purchase Plan (“ESPP”) effective on January 1, 2022. Under the ESPP, the Company authorizes the grant of the right to purchase shares of Class A common stock by employees who qualify under the ESPP. As of December 31, 2024, the Company has reserved for issuance a total of 6,935,480 shares of Class A common stock for the ESPP. The current offering period began on January 1, 2024 and ended on December 31, 2024.
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
Profits Interests
During the year ended December 31, 2024, the Company granted fully vested profits interests in a subsidiary of the Company to an employee. The profits interests are accounted for under ASC 718, Compensation—Stock Compensation, and are classified as liability awards, which requires that the awards be remeasured to fair value at the end of each reporting period until the liability is settled.
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
Foreign Currency Translation
The Company has a subsidiary in Singapore, and its functional currency is the local currency. Gains and losses on transactions denominated in currencies other than the functional currency are included in determining net income (loss) for the period. Assets and liabilities of our foreign subsidiary are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using weighted average exchange rates. Adjustments arising from the translation of our foreign subsidiary’s functional currency into U.S. dollars are reported as foreign currency translation adjustments in accumulated other comprehensive loss in the consolidated statements of stockholders’ deficit.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying consolidated statement of operations when realized. Foreign currency transaction activity was immaterial for the years ended December 31, 2024, 2023 and 2022.
Comprehensive Income (Loss)
Comprehensive income (loss) is currently comprised of changes in foreign currency translation adjustments in addition to our Net Income.
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
Net income for the years ended December 31, 2024, 2023 and 2022 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of December 31, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 12.4% and the noncontrolling interest was 87.6%. For the year ended December 31, 2024 net income attributable to controlling interests included a $3,253 tax provision which is 100% attributable to the controlling interest.
As of December 31, 2023, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 11.2% and the noncontrolling interest was 88.8%. For the year ended December 31, 2023 net income attributable to controlling interests included a $1,803 tax provision, which is 100% attributable to the controlling interest.
As of December 31, 2022, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 9.1% and the noncontrolling interest was 90.9%. For the year ended December 31, 2022 net income attributable to controlling interests included a $1,490 tax provision, which is 100% attributable to the controlling interest.
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
Recently Issued and Adopted Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for the Company for the annual period beginning January 1, 2027, and interim periods beginning on January 1, 2028. The Company is currently evaluating the guidance and expects it to only impact disclosures, with no impact to results of operations, cash flows, or financial condition.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). Under ASU 2023-09, companies must annually (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate).

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
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, (“ASU 2023-07”) which is aimed at improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 also requires additional interim disclosures. We adopted ASU 2023-07 effective for the annual period beginning January 1, 2024.
The enhanced segment disclosure requirements were applied retrospectively to all prior periods presented in the financial statements, and prior period disclosures were based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of this guidance resulted in incremental disclosures in the Company’s financial statements. See Note 17 – Segment Reporting.

3.Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Year Ended December 31, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$404,504	$—	$—	$—	$404,504
Transferred at a point in time	—	766	3,344	87	4,197
Total	$404,504	$766	$3,344	$87	$408,701

	Year Ended December 31, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$442,333	$—	$—	$—	$442,333
Transferred at a point in time	—	732	4,937	180	5,849
Total	$442,333	$732	$4,937	$180	$448,182

	Year Ended December 31, 2022
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$508,894	$—	$—	$—	$508,894
Transferred at a point in time	—	744	2,363	402	3,509
Total	$508,894	$744	$2,363	$402	$512,403
Revenue recognition by subscription type was as follows:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Year Ended December 31,
	2024	2023	2022
Membership subscriptions	$188,905	$185,354	$195,370
Term subscriptions	215,599	256,979	313,524
Non-subscription revenue	4,197	5,849	3,509
Total	$408,701	$448,182	$512,403
Revenue for the membership and term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue from revenue share arrangements and the sale of print products and events, such as webinars and conferences.
Net revenue by principal geographic areas was as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$408,701	$448,091	$512,083
International	—	91	320
Total	$408,701	$448,182	$512,403
Revenue by location is determined by the billing entity for the customer.
Contract Balances
The timing of revenue recognition, amounts invoiced to customers, cash collections and refunds affects the recognition of accounts receivable, contract assets and deferred revenue. Our current deferred revenue balance is presented within the deferred revenue and other contract liabilities line item in the consolidated balance sheets and includes an obligation for refunds for contracts where the provision for refund has not lapsed. Accounts receivable, deferred revenue and obligation for refunds are as follows:

	As of December 31,
	2024	2023
Contract balances
Accounts receivable	$1,876	$4,528
Obligations for refunds	2,647	3,157
Deferred revenue – current	215,326	284,594
Deferred revenue – non-current	209,013	304,342
We recognized $288,266 and $315,066 of revenue during the years ended December 31, 2024 and 2023, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $1,876 and $4,528 as of December 31, 2024 and 2023, respectively, related to the timing of cash settlement with credit card processors.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2022	$203,071
Royalties and sales commissions – additions	35,223
Revenue share and cost per acquisition fees – additions	57,173
Amortization of capitalized costs	(97,849)
Balance at December 31, 2022	$197,618
Royalties and sales commissions – additions	28,609
Revenue share and cost per acquisition fees – additions	52,131
Amortization of capitalized costs	(112,069)
Impairment of capitalized costs	(1,389)
Balance at December 31, 2023	$164,900
Royalties and sales commissions – additions	13,507
Revenue share and cost per acquisition fees – additions	20,505
Amortization of capitalized costs	(97,480)
Impairment of capitalized costs	(2,097)
Balance at December 31, 2024	$99,335
We recognized impairment on capitalized costs associated with contracts with customers during the year ended December 31, 2024, related to the disposal of certain Legacy Research brands as part of the Legacy reorganization. We recognized an impairment of capitalized costs associated with contracts with customers during the year ended December 31, 2023 which was related to the sale of Buttonwood Publishing. See Note 5 – Acquisitions and Disposals. We did not recognize any impairment on capitalized costs associated with contracts with customers for the years ended December 31, 2022.
Remaining Performance Obligations
As of December 31, 2024, the Company had $426,986 of remaining performance obligations presented as deferred revenue in the consolidated balance sheets. We expect to recognize approximately 51% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.Legacy Reorganization
On February 8, 2024, the Company reported that its board of directors (“Board”) had committed to a strategic realignment and reorganization (the “Reorganization”) to wind-down the operations of its Legacy Research Group business (“Legacy Research”) in response to misconduct discovered at Legacy Research where certain managers violated the Company’s policies.
Following the commitment to the Reorganization, Legacy Research continued to serve existing subscribers and fulfill existing subscriptions, but began to significantly curtail business activities including any marketing efforts to acquire new subscribers.
During second quarter 2024, we began the process of offering certain Legacy Research subscribers similar products published by other MarketWise brands, consistent with past Company practice when we cease a publication. We continued this process through the third quarter 2024.
In October 2024, we completed our Reorganization and operational transition plans with respect to substantially all of the Legacy Research brands, which resulted in the transfer of the related assets and related fulfillment

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
obligations to other businesses within MarketWise for fair consideration. We also entered into agreements in October 2024 to sell certain Legacy Research brands that had immaterial year-to-date September 2024 Billings, one of which was to a related party. See also Note 5 – Acquisitions and Disposals.
The completion of the Reorganization resulted in a change in the Company’s internal reporting structure whereby the operations of substantially all the former Legacy brands were merged into its Alta reporting unit, certain other brands were merged into its 1729 Research and Brownstone Research reporting units, and certain brands were sold. Legacy Research ceased to be an operating segment as a result of these transactions. Accordingly, assets and liabilities were reassigned to Alta, 1729 Research, Brownstone Research, and the respective sold brands, including goodwill of $1.8 million, $0.4 million, $2.8 million, and $3.5 million, respectively, which was determined using a relative fair value approach. Significant assumptions of the valuation included, but were not limited to, prospective financial information and growth rates.
Separation costs incurred in the year ended December 31, 2024 totaled approximately $2.3 million within general and administrative expenses.
Legacy Research has leased office space and the current lease end date for this property is December 2028. The Company evaluated alternatives for this property and believes it is unlikely the space will be subleased. As such, the Company recorded a full impairment of the operating lease right-of-use asset as of December 31, 2024, totaling $2.1 million.
5.Acquisitions and Disposals
Disposal of certain former Legacy Research brands
In October 2024, we entered into an agreement to sell certain assets and liabilities that we had previously acquired as part of the MMP Acquisition (“MMP Business”) to a related party. The consideration of the acquisition did not require any upfront consideration. As defined in the sale agreement, the buyer will assume the subscription fulfillment obligation, which was $1.5 million as of the December 31, 2024 disposal date.
In addition, in October 2024, the Company disposed of two other brands as part of the Reorganization. Goodwill was allocated to the disposed brands using a relative fair value allocation methodology. The net gain on disposal is recognized within other income (expense) on the consolidated statement of operations.
The following table aggregates the balances of the disposal groups as of the respective sale dates:

Goodwill	$3,517
Customer relationships	1,875
Customer credit liability	(75)
Deferred revenue, current	(4,806)
Deferred revenue, noncurrent	(2,541)
Net gain on sale	$(2,030)
MMP Acquisition
On January 1, 2024, we acquired 100% ownership of certain assets and liabilities from Money Map Press, LLC (“MMP Acquisition”), a provider of financial newsletters, which is a related party. The transaction consideration did not include any upfront consideration and the Company was to pay contingent consideration based on the level of subscription sales it achieves from certain customers beginning from the sale date through January 1, 2026, as defined in the sale agreement. The fair value of the contingent consideration was estimated to be $707. The MMP

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Acquisition was accounted for using the acquisition method of accounting for business combinations. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Goodwill	$2,522
Tradenames	283
Customer relationships	2,235
Total assets acquired	5,040
Deferred revenue, current	(3,166)
Deferred revenue, noncurrent	(1,167)
Liabilities assumed	(4,333)
Net assets acquired	$707
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The acquired intangible assets related to the MMP Acquisition are amortized over their estimated useful lives. Accordingly, the tradenames are amortized over 8.7 years and customer relationships are amortized over 6.2 years. Amortization for the acquired intangible assets was $393 for the year ended December 31, 2024.
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
The excess purchase consideration over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill that arose from the acquisition was largely attributable to expanding our copy and editorial talent base and synergies which we expected to achieve from cross-marketing and providing complementary products to our existing and acquired customers and was fully expected to be deductible for tax purposes. The acquired intangible assets related to the Buttonwood Publishing transaction were amortized over their estimated useful lives. Accordingly, tradenames were amortized over 9.0 years and customer relationships were amortized over 6.5 years. Amortization for the acquired intangible assets was $1,388 and $632 for the years ended December 31, 2023 and 2022, respectively. Revenue from Buttonwood Publishing was $3,918 and $1,961 for the years ended December 31, 2023 and 2022, respectively.

6.Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amounts of goodwill are as follows:

Balance at January 1, 2022	$23,288
Acquisition of Buttonwood Publishing	8,019
Balance at December 31, 2022	31,307
Acquisition of Investor Channel	85
Sale of Buttonwood Publishing	(354)
Balance at December 31, 2023	31,038
Acquisition of MMP	2,522
Disposal of MMP and other Legacy Research Brands	(3,517)
Balance at December 31, 2024	$30,043

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of December 31, 2024, the Company has three reporting units with goodwill. The reporting units to which goodwill is allocated that have negative carrying amounts are as follows:

	As of December 31,
	2024	2023
1729 Research	$14,190	$13,799
Alta	13,005	11,193
Brownstone Research	2,848	—
Legacy Research	—	6,046
No goodwill impairment charges have been recorded during the years ended December 31, 2024, 2023 and 2022.
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	December 31, 2024
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(11,087)	$1,356	2.1
Tradenames	3,588	(2,921)	667	3.2
Capitalized software development costs	5,262	(3,699)	1,563	2.8
Finite-lived intangible assets, net	21,293	(17,707)	3,586

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$22,380	$(17,707)	$4,673

	December 31, 2023
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(10,371)	$2,072	3.0
Tradenames	3,588	(2,611)	977	3.9
Capitalized software development costs	4,714	(2,595)	2,119	3.7
Finite-lived intangible assets, net	20,745	(15,577)	5,168

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$21,832	$(15,577)	$6,255
We recorded amortization expense related to finite-lived intangible assets of $2,522, $3,554 and $2,760 for the years ended December 31, 2024, 2023 and 2022, respectively, within depreciation and amortization in the accompanying consolidated statement of operations. These amounts include amortization of capitalized software development costs of $1,105, $737 and $514 for the years ended December 31, 2024, 2023 and 2022, respectively.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We recorded additions to capitalized software development costs of $542, $1,712 and $135 for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the total expected future amortization expense for finite-lived intangible assets is as follows:

2025	$1,826
2026	1,335
2027	279
2028	91
2029	53
Thereafter	2
Finite-lived intangible assets, net	$3,586

7.Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	December 31, 2024
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$96,069	$—	$—	$96,069
Contingent consideration receivable	—	—	146	146
Total assets	96,069	—	146	96,215
Liabilities:
Profits interests, noncurrent	—	—	2,811	2,811
Total liabilities	$—	$—	$2,811	$2,811

	December 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$121,345	$—	$—	$121,345
Contingent consideration receivable	—	—	1,253	1,253
Total assets	121,345	—	1,253	122,598
Liabilities:
Profits interests, noncurrent	—	—	746	746
Total liabilities	$—	$—	$746	$746
The level 3 assets relate to contingent consideration receivable from a related party associated with the sale of brands disposed as part of the Reorganization and the Buttonwood Publishing sale, and the level 3 liabilities relate to profits interests. See Note 5 – Acquisitions and Disposals and Note 11 – Stock-Based Compensation.
The following table summarizes the changes in fair value of the recurring Level 3 fair value measurements during the year ended December 31, 2024:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

		Level 3 Fair Value Measurements
	Income Statement Line Item That Includes The Gains And Losses	Contingent consideration receivable	Profits interests, noncurrent	Contingent consideration liability

Balance at December 31, 2023		$1,253	$746	$—
Issues		102	—	707
Total gains (losses) recorded in earnings	Other income (expense), net	(972)	—	—
Total (gains) losses recorded in earnings	Other income (expense), net	—	—	(464)
Total (gains) losses recorded in earnings	General and administrative expense	—	2,065	—
Payments received and net settlements		(237)	—	(243)
Balance at December 31, 2024		$146	$2,811	$—
The contingent consideration receivable issued during the year ended December 31, 2024 is associated with the two brands disposed as part of the Reorganization. The contingent consideration liability issued during the year ended December 31, 2024 is associated with the MMP Acquisition. See Note 5 – Acquisitions and Disposals.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable, profits interests, and derivative liabilities at their measurement dates:

As of
December 31, 2024
Contingent consideration receivable
Discount rate	25.90%
Revenue discount rate	6.20%

Profits interests
Discount rate	30.00%
Discount for lack of marketability	29.00%
During the fourth quarter of 2024, the Company determined that impairment indicators were present due to the Legacy reorganization which began in 2024. As a result, the Company recorded an impairment loss on Legacy’s intangible assets totaling $0.3 million, deferred contract acquisition costs totaling $2.1 million, as well as full impairment of the operating lease right-of-use asset totaling $2.1 million.
During the year ended December 31, 2023, the Company determined that impairment indicators were present due to continuing losses with respect to its Buttonwood Publishing business which it had acquired during 2022. As a result, the Company recorded an impairment loss on Buttonwood Publishing’s intangible assets totaling $584. The Company used a with and without method to determine the fair value of the customer relationships and a relief from royalty method to determine the fair value of the tradenames. The key input for these nonrecurring Level 3 fair value measurements was the 22.8% discount rate. Additional impairments were recorded in December 2023, as further described in Note 5 – Acquisitions and Disposals.
During the year ended December 31, 2023, the embedded derivative instruments were settled at fair value. The following table summarizes the change in fair value of the derivative liabilities during the years ended December 31, 2022 and 2023:

Balance – January 1, 2022	$31,347
Change in fair value of derivative instruments	(15,665)
Warrants exchanged for Class A common stock (see Note 18 – Warrant Exchange)	(14,401)
Balance – December 31, 2022	1,281
Change in fair value of derivative instruments	1,779
Settlement of derivative instruments	(3,060)
Balance – December 31, 2023	$—

8.Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $108, $71 and $1,493 for the years ended December 31, 2024, 2023 and 2022, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the consolidated balance sheets. Amortization expense related to capitalized cloud computing

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
implementation costs was $974, $939 and $372 for the years ended December 31, 2024, 2023 and 2022, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of December 31,
	Estimated Useful Lives	2024	2023
Furniture and fixtures	5 years	$960	$960
Computers, software and equipment	3 years	1,653	1,520
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	1,271	1,271
		3,884	3,751
Less: Accumulated depreciation and amortization		(3,292)	(3,061)
Total property and equipment, net		$592	$690
Depreciation and amortization expense for property and equipment was $231, $267 and $331 for the years ended December 31, 2024, 2023 and 2022, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
	2024	2023
Commission and variable compensation	$10,523	$29,817
Payroll and benefits	5,164	10,941
Other accrued expenses	7,585	14,283
Total accrued expenses	$23,272	$55,041

9.Derivative Financial Instruments
Prior to the closing of the Transactions, as part of our compensation and employee retention strategy, we entered into contracts with key employees and independent contractors which contain embedded derivatives. These contracts were intended to compensate the employees or independent contractors for services provided and retain their future services. These embedded derivative instruments were issued in the form of phantom interests in Net Income, as defined by our Board, that grant the holder value equal to a percentage of Net Income multiplied by a price multiple, or contained an option that granted appreciation rights upon exercise, and which became exercisable upon occurrence of an initial public offering. All derivative instruments are recorded at fair value as derivative liabilities on our consolidated balance sheets.
During the year ended December 31, 2023, the embedded derivative instruments were settled at fair value. The following table presents information on the location and amounts of derivative instruments gains and losses:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2024	2023	2022
Warrants	Other income, net	$—	$—	$14,931
Phantom Interests in Net Income	General and administrative	—	1,281	734
Total		$—	$1,281	$15,665
See Note 7 – Fair Value Measurements for more information regarding the valuation of our derivative instruments.

10.Commitments and Contingencies
Leases
We lease office facilities under operating lease agreements in the United States which have an initial term of longer than twelve months as of December 31, 2024. As of December 31, 2024, remaining lease terms vary from 2 months to 4 years. For two leases we have the option to extend the lease terms for a period of 5 years, and for one lease we have the option to extend the lease term for a period of 3 years. The renewal options are not considered in the remaining lease term as we are not reasonably certain that we will exercise such options.
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$2,456	$2,639	$2,590
Variable lease costs	83	100	86
Total lease costs	$2,539	$2,739	$2,676
Other information related to leases was as follows:

	As of December 31,
	2024	2023	2022
Lease Term and Discount Rate
Weighted average remaining lease term (in years)	3.0	3.9	4.7
Weighted average discount rate	7.1%	7.0%	6.8%
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Market rates are derived as of the lease commencement dates with reference to companies with the same debt rating that operate in a similar industry.
As of December 31, 2024, maturities of lease liabilities were as follows:

Year Ending December 31:	Operating Leases
2025	$1,789
2026	1,697
2027	686
2028	700
2029	—
Thereafter	—
Total lease payments	$4,872
Less: Imputed interest	(506)
Total lease liabilities	$4,366
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
In May 2023 and January 2024, a subsidiary of the Company, Common Sense Publishing, LLC trading as Palm Beach Research Group (“Palm Beach Research Group”), received third-party subpoenas from the SEC in connection with charges against a former employee who was previously terminated for cause in November 2021. Palm Beach Research Group has responded to the subpoenas, and we have conducted our own internal investigation with the assistance of outside counsel. On January 29, 2024, the U.S. Attorney’s Office for the Central District of California charged the same former employee by information with one count of touting securities for undisclosed compensation and one count of participation in a criminal conspiracy to tout securities for undisclosed compensation. On March 12, 2024, the former employee entered a plea of guilty. Neither Palm Beach Research Group nor any of the Company’s subsidiaries have been charged with any wrongdoing. It is not possible at this time to determine whether Palm Beach Research Group will incur, or to reasonably estimate the amount of, any losses in connection with this matter.
On November 22, 2024, the Company's former Chief Executive Officer, Mark Arnold ("Claimant"), filed a demand for arbitration ("Demand") with the American Arbitration Association ("AAA"). The Demand includes claims against MarketWise, Inc. and MarketWise, LLC (collectively, the "Respondent") for (i) breach of employment agreement between Claimant and Respondent dated December 1, 2019; (ii) breach of letter agreement between Claimant and Respondent dated November 17, 2022; and (iii) violation of the Maryland Payment and Collection Wage Act. Claimant seeks (i) money damages in excess of $9,000,000; (ii) treble damages pursuant to the Maryland Payment and Collection Wage Act; (iii) incidental and consequential damages; (iv) attorneys' fees and costs; and (v) prejudgment interest. We have defenses and intend to vigorously defend against the claims brought by Mark Arnold in this matter.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
11.Stock-Based Compensation
During the years ended December 31, 2024, 2023 and 2022 we recorded stock-based compensation related to our 2021 Incentive Award Plan, profits interests, and our ESPP.
Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$2,877	$2,922	$1,972
Sales and marketing	2,814	3,185	2,209
General and administrative	6,511	17,277	4,864
Total stock-based compensation expense	$12,202	$23,384	$9,045
Total stock-based compensation expense includes: expense related to our new 2021 Incentive Award Plan, our ESPP, and profits interests, as follows:

	Year Ended December 31,
	2024	2023	2022
2021 Incentive Award Plan	$9,897	$22,297	$8,608
Employee Stock Purchase Plan	240	341	437
Profits interests	2,065	746	—
Total stock-based compensation expense	$12,202	$23,384	$9,045
2021 Incentive Award Plan
During the year ended December 31, 2024, we granted 23,330,718 restricted stock units to certain employees, service providers and members of our Board in aggregate under our 2021 Incentive Award Plan.
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
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes, including granted, vested or exercised and forfeited, from January 1, 2024 to December 31, 2024 are

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
summarized as follows:

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	7,740,261	$2.57	1,586,184	$4.05
Granted	23,330,718	1.07	—	—
Vested (RSUs) or Exercised (SARs)	(2,486,652)	2.83	—	—
Forfeited	(3,180,883)	1.69	(365,869)	4.05
Outstanding at December 31, 2024	25,403,444	$1.28	1,220,315	$4.05
Exercisable at December 31, 2024	—	$—	929,652	$4.05
As of December 31, 2024, 929,652 of the SARs were exercisable and have a remaining contractual term of 6.5 years. During the years ended December 31, 2024, 2023 and 2022 the weighted-average grant-date fair value of the RSUs granted was $1.07, $1.83 and $1.92, respectively, and the total fair value of RSUs vested was $7,027, $7,419 and $5,393, respectively.
Employee Stock Purchase Plan
The Company recognized $240 and $341 of stock-based compensation expense related to the ESPP during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, we issued 397,934 and 435,519 shares under the ESPP for cash proceeds of $301 and $680, respectively. As of December 31, 2024 and 2023, $63 and $12 has been withheld on behalf of employees for a future purchase period, respectively.
Profits Interests
The Company recognized $2,065 and 746 of stock-based compensation expense related to the profits interests during the years ended December 31, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
12.Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the respective periods:

	Year Ended December 31,
	2024	2023	2022
Basic earnings per share:
Numerator:
Net income	$93,108	$54,295	$101,170
Less: Net income attributable to noncontrolling interests	86,049	52,513	83,180
Net income attributable to Class A common stockholders	$7,059	$1,782	$17,990

Denominator:
Weighted average shares outstanding (in thousands)	38,324	31,707	24,635

Basic earnings per share	$0.18	$0.06	$0.73

Diluted earnings per share:
Numerator:
Net income	$93,108	$54,295	$101,170
Less: Net income attributable to noncontrolling interests	86,049	52,513	83,180
Net income attributable to Class A common stockholders	$7,059	$1,782	$17,990

Denominator:
Weighted average shares outstanding (in thousands)	39,407	33,312	24,747

Diluted earnings per share	$0.18	$0.05	$0.73
The Company’s potentially dilutive securities and their impact on the computation of dilutive earnings per share are as follows:
•Public Warrants and Private Placement Warrants: the Public and Private Placement Warrants were "out of the money" during the portion of the year ended December 31, 2022 prior to the warrant exchange transaction in September 2022, therefore, earnings per share excludes any impact of the 20,699,993 Public Warrants and 10,280,000 Private Placement Warrants. After the warrant exchange transaction in September 2022 there are no warrants outstanding thereafter. For more details on the warrant exchange, see Note 18 – Warrant Exchange.
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
•ESPP: The basic earnings per share calculation includes the impact of the shares that were issued under the ESPP as of December 31, 2024.

13.Income Taxes
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
The components of income tax expense consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current income tax expense (benefit):
Federal	$346	$—	$—
State	35	—	—
Deferred income tax expense (benefit):
Federal	2,380	1,517	1,294
State	492	286	196
Total income tax expense (benefit)	$3,253	$1,803	$1,490
A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	4.22%	3.85%	3.85%
Fair value of warrant liabilities	—%	—%	(3.61)%
Permanent items	1.56%	2.12%	(2.13)%
Income attributable to noncontrolling interests	(23.41)%	(23.76)%	(17.66)%
Effective income tax rate	3.37%	3.21%	1.45%
The Company’s effective tax rate was 3.37%, 3.21%, and 1.45% in 2024, 2023, and 2022 respectively, in comparison to the U.S. statutory rate of 21.00%. Our effective tax rates in 2024, 2023, and 2022 differ from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income. Further, the year over year difference includes the effects of the change in income allocation to the noncontrolling interest, partially offsetting the increase in the state tax apportionment.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Reserves	$148	$231
Accrued expenses	156	168
Deferred revenue	6,227	6,421
Stock-based compensation	452	315
Investment in MarketWise, LLC	30,944	29,869
Net operating loss carryforwards	1,498	3,238
Investment in flow-through partnerships	1,466	1,036
Lease liabilities	136	162
Tax Receivable Agreement	2,652	2,211
Charitable contributions	20	26
Intangible assets	20	278
Research and development capitalization	139	123
Total deferred tax assets	$43,858	$44,078
Deferred tax liabilities
Deferred expense	$(2,716)	$(4,279)
Right-of-use asset	(103)	(207)
Fixed assets	(24)	(30)
Total deferred tax liabilities	(2,843)	(4,516)
Valuation allowance	(30,944)	(29,869)
Net deferred tax assets	$10,071	$9,693
We had a federal net operating loss carryforward (“NOL”) of $5,938 and $13,030, which can be carried forward indefinitely as of December 31, 2024 and 2023, respectively. We also had state net operating losses of $0 and $8,220 as of December 31, 2024 and 2023, respectively, with various carryforward periods. As of December 31, 2024 and 2023, it is more likely than not that future operations will generate sufficient taxable income to realize the NOL and therefore, no valuation allowance was recorded on the NOL.
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
In evaluating the need for a valuation allowance on the deferred tax asset, the Company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance of $30,944 and $29,869 for the periods ending December 31, 2024 and 2023 respectively, related to the deferred tax asset associated with the Investment in Partnership.
The deferred tax asset is remeasured at the end of the reporting period to reflect the change in relative ownership of MarketWise, LLC held by the Company. The impact of the remeasurement of the noncontrolling interest is reflected in the consolidated statements of stockholders’ deficit.
The Company did not record any penalties or interest related to uncertain tax positions, as management has concluded that no such positions exist, on the consolidated balance sheets as of December 31, 2024 and 2023. The Company does not expect any changes to uncertain tax positions within the next 12 months.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The Company is subject to examination for tax years beginning with the year ended December 31, 2021. The Company had been under IRS examination of MarketWise, LLC for tax year 2020, and received final written confirmation in 2024 that the audit was completed with no changes. The Company is currently under IRS examination of Stansberry China, LLC for tax year 2021, and currently is awaiting responses to the first round of IDR responses. The Company is not currently subject to income tax audits in any state jurisdictions for any tax year.
Tax Receivable Agreement
As part of the Transactions, we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders. Pursuant to our election under Section 754 of the Code, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability will represent approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate to be able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the period ended December 31, 2024, Members of MarketWise, LLC exchanged an aggregate of 1,000,000 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 1,000,000 newly-issued shares of Class A common stock. As a result, the deferred tax asset and corresponding TRA liability balances were $2,652 and $2,669, respectively, as of December 31, 2024. No payments have been made under the TRA and no significant payments are expected in the next 12 months.

14.Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $3,344, $4,937 and $2,363 for the years ended December 31, 2024, 2023 and 2022, respectively.
We incurred costs related to revenue share agreements with related parties which are capitalized within deferred contract acquisition costs. We capitalized $3,281, $6,578 and $3,110 for the years ended December 31, 2024, 2023 and 2022, respectively.
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $326, $511 and $800 for the years ended December 31, 2024, 2023 and 2022, respectively.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $897, $1,845 and $400 for the years ended December 31, 2024, 2023 and 2022, respectively.
A related party also provided certain corporate functions to the Company and the costs of these services are recorded within related party expense in the accompanying consolidated statement of operations. We recorded $94, $102 and $85 for the years ended December 31, 2024, 2023 and 2022, respectively. We held balances of $354 and $1,220 as of December 31, 2024 and December 31, 2023 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with this related party are presented net and are included in related party payables in the consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain Class B unitholders. As a result, we recognized $469, $737 and $656 in other income, net for the years ended December 31, 2024, 2023 and 2022, respectively. Related party receivables related to these services were $194 and $239 as of December 31, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We lease offices from related parties. Lease payments made to related parties were $1,744, $1,800 and $1,824 for the years ended December 31, 2024, 2023 and 2022, respectively, and rent expense of $2,396, $2,438 and $2,378 were recognized in general and administrative expenses for the years ended December 31, 2024, 2023 and 2022, respectively, related to leases with related parties. At December 31, 2024 and 2023, respectively, ROU assets of $3,172 and $7,261 and lease liabilities of $4,335 and $5,740 are associated with leases with related parties.
In April 2020 MarketWise, LLC provided a loan to a Class A unitholder and recognized a related party note receivable from the unitholder of $1,148. We recognized $17 in interest income for the year ended December 31, 2022. The related party note receivable balance of $1,158 was repaid in October 2022.

15.Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Year Ended December 31,
	2024	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$331	$—	$—
Cash paid for interest	727	775	864
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(1,849)	(2,015)	(2,264)
Operating lease right-of-use assets obtained in exchange for lease obligations	—	(76)	(795)
Operating lease right-of-use assets obtained in exchange for lease obligations from acquisitions	—	—	(51)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	—	50	38

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$97,876	$155,174	$158,575
Restricted cash	—	—	—
Total	$97,876	$155,174	$158,575
16.Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity, as of December 31, 2024. The 3,051,000 Sponsor Earnout Shares held in escrow and the 2,000,000 Management Member Earnout Shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
and outstanding in the table below.

	Authorized	Issued	Outstanding
Class A common stock	950,000,000	39,562,797	39,562,797
Class B common stock	300,000,000	279,890,147	279,890,147
Preferred stock	100,000,000	—	—
Total	1,350,000,000	319,452,944	319,452,944
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
In 2024, we paid quarterly dividends on shares of our Class A common stock. We also declared a special dividend for Class A shareholders on January 15, 2025. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
The dividends and distributions declared during the year ended December 31, 2024 were as follows:

		Dividends		Distributions
Date declared	Date paid	per share	Total	per unit	Total
March 5, 2024	April 25, 2024	$0.01	$493	$0.01	$2,878
May 3, 2024	June 25, 2024	$0.01	$497	$0.01	$2,804
August 1, 2024	September 25, 2024	$0.01	$629	$0.01	$2,720
November 1, 2024	December 26, 2024	$0.01	$378	$0.01	$2,799
On November 4, 2021, our Board authorized the repurchase of up to $35.0 million in aggregate of shares of the Company’s Class A common stock. We did not repurchase any shares during the years ended December 31, 2024 and 2023, and we repurchased 2,484,717 shares totaling $13,054 in aggregate, including fees and commissions of

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
$25 for the year ended December 31, 2022. Since the inception of the program we have repurchased 2,984,987 total shares. The share repurchase program expired by its terms on November 3, 2023.
For each share of Class A common stock the Company repurchased under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, redeemed one LLC Unit held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders.

17.Segment Reporting
The CODM monitors financial results for internal purposes that are not prepared in accordance with GAAP (“Adjusted Basis”) because these results more closely align to how the business generates and uses cash.
The CODM uses Adjusted Net Profit (Loss) as the key performance measure for evaluating segment income or loss on a monthly basis when assessing segment performance and when making decisions about how to allocate operating resources, such as marketing spend and determining variable compensation for certain employees.
The primary components of the “Corporate and all other” line in the following tables include certain corporate overhead charges, expenses that have not been allocated to the reportable segment, including corporate functions, taxes, and activity related to components that is below quantitative threshold for separate disclosure.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The reconciliation of reportable segment Adjusted Basis Net Profit (Loss) to the consolidated totals are as follows:

	Year Ended December 31,
	2024	2023	2022

Total net revenue for reportable segment (a)	$414,512	$446,707	$509,935
Adjustment to total net revenue for reportable segment (b)	(170,270)	(65,621)	(57,394)
Variable expense (c)	(21,155)	(39,269)	(48,230)
Revenue share expense (c)	(9,681)	(24,230)	(33,048)
Direct marketing (c)	(43,091)	(73,319)	(114,981)
Compensation and outside labor (c)	(89,073)	(100,771)	(103,479)
Other overhead (c)	(34,004)	(26,888)	(31,200)
Corporate allocations (c)	(18,980)	(26,774)	(31,163)
Reportable segment Adjusted Net Profit (Loss)	28,258	89,835	90,440
Reconciliation of Adjusted Net Profit (Loss) to consolidated income before income taxes:
Corporate and all other Adjusted Net Profit (Loss)	(26,784)	(37,958)	(43,196)
Adjustment to total net revenue (b)	169,790	65,744	52,404
Stock-based compensation expense (d)	(12,202)	(23,384)	(9,045)
Deferred contract acquisition costs (e)	(63,121)	(35,980)	(4,608)
Depreciation and amortization (f)(g)	(2,445)	(3,526)	(2,759)
Impairment and other charges (f)(g)	(4,445)	(2,583)	(287)
Derivatives (i)	—	1,281	734
Warrants (i)	—	—	14,931
Other (j)	7,310	2,669	4,046
Consolidated income before income taxes	$96,361	$56,098	$102,660
(a)total net revenue for reportable segment is in accordance with GAAP
(b)subscription revenue, revenue share and other income are generally recognized on a cash basis under Adjusted Basis, rather than deferred and recognized over the subscription term or when earned in accordance with ASC 606
(c)amounts represent Adjusted Basis
(d)amounts represent stock-based compensation expense
(e)costs to obtain a contract are expensed under Adjusted Basis, rather than capitalized as deferred contract acquisition costs and subsequently amortized in accordance with ASC 340
(f)certain operating leases are recognized on a cash basis under Adjusted Basis, rather than initially recognizing right-of-use assets and lease liabilities, which are subsequently amortized over the lease term in accordance with ASC 842
(g)certain intangible assets arising from business combinations are not recognized upon acquisition and subsequently amortized in accordance with ASC 805 under Adjusted Basis
(h)derivatives and warrants are recognized on a cash basis under Adjusted Basis, rather than recognizing assets or liabilities at fair value and subsequent changes in fair value in earnings. The warrant amount in 2022 presents the net effect of the change in fair value, and the settlement of warrants as a result of the warrant exchange transaction on a GAAP basis.
(i)other line includes various items that are recognized differently under Adjusted Basis, including software development and implementation related costs, including implementation costs of cloud computing arrangements, employee benefit related items, and the net effect of differences in gain or loss on disposal of businesses in 2024 and 2023 and certain tax related items.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The reconciliation of reportable segment revenues to the consolidated totals are as follows:

	Year Ended December 31,
	2024	2023	2022

Total net revenue for reportable segment	$414,512	$446,707	$509,935
Corporate and all other	(5,811)	1,475	2,468
Consolidated total net revenue	$408,701	$448,182	$512,403

The CODM does not use segment assets to evaluate segment performance or allocate resources. Therefore, we do not disclose segment assets. Long-lived assets were located in the United States as of December 31, 2024 and 2023.
18.Warrant Exchange
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

19.Subsequent Events
Subsequent events have been evaluated through March 6, 2025, which is the date that the financial statements were issued.
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
Our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of its internal controls over financial reporting as of December 31, 2024, based on the updated framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on its assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2024, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
Inherent Limitations on Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information.
During the three months ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the section captioned “Directors and Executive Officers” in our definitive Proxy Statement for the 2025 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation.
The information required by this item will either be set forth under the “Executive Compensation” section in the definitive Proxy Statement for the 2025 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be either set forth under the sections captioned “Voting Securities and Principal Holders Thereof,” and “Executive Compensation” in the definitive Proxy Statement for the 2025 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be either set forth under the “Directors and Executive Officers” section in the definitive Proxy Statement for the 2025 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be either set forth under the “Audit Committee Pre-Approval of Audit and Non-Audit Services” section in the definitive Proxy Statement for the 2025 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.
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

3.1	Certificate of Incorporation of MarketWise, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
3.2	Bylaws of MarketWise, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024).
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
10.5+
MarketWise, Inc. Non-Employee Director Compensation Policy (Effective August 1, 2024) (incorporated by reference to Exhibit 10.1 to the Registrant’s Periodic Report on Form 10-Q, filed with the SEC on November 7, 2024).

10.6+	2021 MarketWise, Inc. Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.7+	2021 MarketWise, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2021).
10.8+
MarketWise, Inc. Executive Severance Plan, effective as of December 16, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2023)

10.9†+
Letter Agreement, dated as of July 6, 2023, by and between MarketWise, Inc. and Erik Mickels (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2023).

10.10
Agreement, dated as of September 8, 2023, by and between MarketWise, Inc., F. Porter Stansberry and Stokes Holding, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2023).

10.11+
Letter Agreement, dated October 20, 2023, by and between the Company and F. Porter Stansberry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 23, 2023).

10.12+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees) (incorporated by reference to Exhibit 10.3 to the Registrant’s Periodic Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.13+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Periodic Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.14+
Form of Restricted Stock Grant Notice and Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Periodic Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.15+
MarketWise, Inc. Form of Stock Appreciation Right Grant Notice and Stock Appreciation Right Agreement (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on September 27, 2021).

10.16+
MarketWise, Inc. Form of Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on September 27, 2021).

10.17+
MarketWise, Inc. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on September 27, 2021).

10.18+
MarketWise, Inc. Form of Restricted Stock Grant Notice and Restricted Stock Agreement (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on September 27, 2021).

10.19+
Letter Agreement, dated November 10, 2023, by and between the Company and Chad Curlett (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023).

19.1	MarketWise, Inc. Insider Trading Policy (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024).
21.1	List of Subsidiaries of MarketWise, Inc.
23.1	Consents of Experts and Counsel
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+
MarketWise, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024).

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

MARKETWISE, INC.

Date: March 6, 2025	By:	/s/ Dr. David Eifrig
	Name:	Dr. David Eifrig
	Title:	Interim Chief Executive Officer

	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. David Eifrig and Erik Mickels, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. David Eifrig	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2025
Dr. David Eifrig

/s/ Erik Mickels	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2025
Erik Mickels

/s/ Porter Stansberry	Director	March 6, 2025
Porter Stansberry

/s/ Michael Palmer	Director	March 6, 2025
Michael Palmer

/s/ Van Simmons	Director	March 6, 2025
Van Simmons

/s/ Matthew Smith	Director	March 6, 2025
Matthew Smith

/s/ Glenn Tongue	Director	March 6, 2025
Glenn Tongue

/s/ Matthew Turner	Director and Acting Chairman of the Board	March 6, 2025
Matthew Turner