Form 10-Q
period 2025-03-31
MARKETWISE, INC.
filed 2025-05-08
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Securities registered pursuant to Section 12(b) of the Exchange Act:
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 5, 2025, there were 2,647,468 shares of the registrant’s Class A common stock and 13,637,641 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
▪our ability to maintain and protect our intellectual property; and
▪other factors detailed under the section of our Annual Report on Form 10-K for the year ended December 31, 2024 entitled “Risk Factors.”
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
PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements.

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$79,178	$97,876
Accounts receivable	8,789	1,876
Prepaid expenses	10,162	10,051
Related party receivables	1,583	547
Deferred contract acquisition costs	52,182	57,214
Other current assets	1,016	1,269
Total current assets	152,910	168,833
Property and equipment, net	203	592
Operating lease right-of-use assets	2,770	3,182
Intangible assets, net	4,391	4,673
Goodwill	30,043	30,043
Deferred contract acquisition costs, noncurrent	38,954	42,121
Deferred tax assets	10,289	10,071
Total assets	$239,560	$259,515
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$3,295	$4,011
Related party payables	531	338
Accrued expenses	18,457	23,272
Deferred revenue and other contract liabilities	213,004	217,973
Operating lease liabilities	1,110	1,629
Other current liabilities	11,795	12,985
Total current liabilities	248,192	260,208
Deferred revenue and other contract liabilities, noncurrent	202,099	209,013
Related party TRA liability, noncurrent (Note 9)	3,737	2,669
Other liabilities, noncurrent	2,610	2,811
Operating lease liabilities, noncurrent	653	2,738
Total liabilities	457,291	477,439
Commitments and Contingencies	—	—
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 47,500,000 shares authorized; 2,320,126 and 1,978,136 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class B, par value of $0.0001 per share, 15,000,000 shares authorized; 13,732,864 and 13,994,498 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	102,531	106,691
Accumulated other comprehensive income	56	56
Accumulated deficit	(118,394)	(119,284)
Total stockholders’ deficit attributable to MarketWise, Inc.	(15,806)	(12,536)
Noncontrolling interest	(201,925)	(205,388)
Total stockholders’ deficit	(217,731)	(217,924)
Total liabilities and stockholders’ deficit	$239,560	$259,515
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net revenue	$83,014	$108,612
Related party revenue	493	379
Total net revenue	83,507	108,991
Operating expenses:
Cost of revenue (1)	11,935	13,368
Sales and marketing (1)	34,078	47,297
General and administrative (1)	17,328	23,802
Research and development (1)	2,346	2,149
Depreciation and amortization	531	693
Impairment losses	380	—
Related party expense	129	127
Total operating expenses	66,727	87,436
Income from operations	16,780	21,555
Other income, net	158	234
Interest income, net	941	1,658
Income before income taxes	17,879	23,447
Income tax expense	1,038	735
Net income	16,841	22,712
Net income attributable to noncontrolling interests	15,951	21,055
Net income attributable to MarketWise, Inc.	$890	$1,657

Net income per Class A common share – basic	$0.43	$0.90

Net income per Class A common share – diluted	$0.41	$0.85

Weighted average shares outstanding – basic	2,051	1,836

Weighted average shares outstanding – diluted	2,160	1,956

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$16,841	$22,712
Other comprehensive (loss) income:
Cumulative translation adjustment	—	(38)
Total comprehensive income	$16,841	$22,674
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	1,819,246	$—	14,404,605	$1	$115,196	$(126,343)	$65	$(11,081)	$(277,862)	$(288,943)
Equity-based compensation	—	—	—	—	2,175	—	—	2,175	—	2,175
Vesting of restricted stock units	89,834	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(27,968)	—	—	—	(1,172)	—	—	(1,172)	—	(1,172)
Dividends declared	—	—	—	—	(493)	—	—	(493)	—	(493)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	—	(3,683)	(3,683)
Issuance per redemption of Class B shares for Class A shares	25,000	—	(25,000)	—	(471)	—	—	(471)	471	—
Foreign currency translation adjustments	—	—	—	—	—	—	(38)	(38)	—	(38)
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	56	—	—	56	—	56
Net income (loss)	—	—	—	—	—	1,657	—	1,657	21,055	22,712
Balance at March 31, 2024	1,906,112	$—	14,379,605	$1	$115,291	$(124,686)	$27	$(9,367)	$(260,019)	$(269,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1,978,136	$—	13,994,498	$1	$106,691	$(119,284)	$56	$(12,536)	$(205,388)	$(217,924)
Equity-based compensation	—	—	—	—	3,342	—	—	3,342	—	3,342
Vesting of restricted stock units	119,314	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(38,958)	—	—	—	(583)	—	—	(583)	—	(583)
Cash dividends declared	—	—	—	—	(1,955)	—	—	(1,955)	—	(1,955)
Distributions	—	—	—	—	—	—	—	—	(17,640)	(17,640)
Issuance per redemption of Class B shares for Class A	261,634	—	(261,634)	—	(5,152)	—	—	(5,152)	5,152	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	188	—	—	188	—	188
Net income	—	—	—	—	—	890	—	890	15,951	16,841
Balance at March 31, 2025	2,320,126	$—	13,732,864	$1	$102,531	$(118,394)	$56	$(15,806)	$(201,925)	$(217,731)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$16,841	$22,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	531	693
Impairment of property and equipment, net	380	—
Stock-based compensation	3,141	3,807
Change in fair value of contingent consideration	(1,226)	—
Deferred taxes	1,038	678
Unrealized gains on foreign currency	(1)	(57)
Other gains	(1,646)	—
Noncash lease expense	2,139	505
Changes in operating assets and liabilities:
Accounts receivable	(6,913)	1,178
Related party receivables and payables	383	2,381
Prepaid expenses	(111)	(1,250)
Other current assets and other assets	253	214
Deferred contract acquisition costs	8,199	13,764
Trade and other payables	(733)	2,412
Accrued expenses	(4,815)	(32,993)
Deferred revenue	(11,883)	(30,881)
Operating lease liabilities	(2,685)	(352)
Other current and long-term liabilities	(1,159)	(1,322)
Net cash provided by (used in) operating activities	1,733	(18,511)
Cash flows from investing activities:
Purchases of property and equipment	(45)	—
Capitalized software development costs	(177)	(252)
Net cash used in investing activities	(222)	(252)
Cash flows from financing activities:
Restricted stock units withheld to pay taxes	(583)	(1,172)
Dividends paid	(1,986)	(343)
Distributions to noncontrolling interests	(17,640)	(3,683)
Net cash used in financing activities	(20,209)	(5,198)
Effect of exchange rate changes on cash	—	(38)
Net decrease in cash, cash equivalents and restricted cash	(18,698)	(23,999)
Cash, cash equivalents and restricted cash — beginning of period	97,876	155,174
Cash, cash equivalents and restricted cash — end of period	$79,178	$131,175
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
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s condensed consolidated financial statements (“financial statements”). As of March 31, 2025, MarketWise, Inc. had a 14.5% ownership interest in MarketWise, LLC.
The Company determined that MarketWise, LLC is the primary beneficiary of a VIE, and therefore, the assets, liabilities, and results of operations of that VIE are included in the Company’s consolidated financial statements.
The financial statements have been prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying unaudited financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2024 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2025, the results of operations, comprehensive income, stockholders’ deficit, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common units, estimates of the Tax Receivable Agreement liability, valuation of assets acquired and liabilities assumed in business combinations, useful lives of intangible assets with definite lives, benefit period of deferred contract acquisition costs, determination of standalone selling prices, estimated life of lifetime customers, recoverability of goodwill and long-lived assets, valuation allowances on deferred tax assets, the incremental borrowing rates to calculate lease liabilities and right-of-use (“ROU”) assets and certain accruals. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
Reverse Stock Split
Effective as of April 2, 2025, the Company effected a reverse stock split (the “Reverse Stock Split”) of the Company’s shares of Class A and Class B common stock at a ratio of 1-for-20 as approved by the Company’s Board of Directors (the “Board”) and stockholders.
The Reverse Stock Split proportionately decreased the number of shares of common stock authorized under the Company’s Certificate of Incorporation. The authorized Class A common stock was reduced from 950,000,000 shares to 47,500,000 shares and the authorized Class B common stock from 300,000,000 shares to 15,000,000 shares. The number of authorized shares of preferred stock remained unchanged.
Proportional adjustments were made to (i) the per share exercise price and number of shares issuable upon the exercise of outstanding equity awards, including Sponsor Earnout Shares and Management Earnout Shares (as defined and discussed in our Current Report on Form 8-K filed with the SEC on July 28, 2021); and (ii) the number of shares reserved for issuance pursuant to the Company’s equity incentive plan and employee stock purchase plan.
No fractional shares were issued in connection with the Reverse Stock Split. Holders of fractional shares as a result of the Reverse Stock Split were paid in cash, with reference to the closing price of the Company’s common stock on April 2, 2025 (adjusted to give effect to the reverse stock split), without interest.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The accompanying unaudited condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.
Noncontrolling Interest
Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A common stock ownership of the Company.
Net income for the three months ended March 31, 2025 and 2024 was fully attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of March 31, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC is 14.5% and the noncontrolling interest was 85.5%. For the three months ended March 31, 2025, net income attributable to controlling interests included a $1,038 tax provision, which is 100% attributable to the controlling interest.
As of March 31, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 11.7% and the noncontrolling interest was 88.3%. For the three months ended March 31, 2024, net income attributable to controlling interests included a $735 tax provision, which was 100% attributable to the controlling interest.
3.    Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31, 2025
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$82,932	$—	$—	$—	$82,932
Transferred at a point in time	—	12	493	70	575
Total	$82,932	$12	$493	$70	$83,507

	Three Months Ended March 31, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$108,275	$—	$—	$—	$108,275
Transferred at a point in time	—	319	379	18	716
Total	$108,275	$319	$379	$18	$108,991
Revenue recognition by subscription type was as follows:

	Three Months Ended March 31,
	2025	2024
Membership subscriptions	$41,963	$49,626
Term subscriptions	40,969	58,649
Non-subscription revenue	575	716
Total	$83,507	$108,991

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

	As of
	March 31, 2025	December 31, 2024
Contract balances
Accounts receivable	$8,789	$1,876
Obligations for refunds	$2,388	$2,647
Deferred revenue – current	$210,616	$215,326
Deferred revenue – non-current	$202,099	$209,013
We recognized $70,915 and $92,561 of revenue during the three months ended March 31, 2025 and 2024, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $8,789 and $1,876 as of March 31, 2025 and December 31, 2024, respectively, related to the timing of cash settlement with our credit card processor.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2025	$99,335
Royalties and sales commissions	3,650
Revenue share and cost per acquisition fees	6,229
Amortization of capitalized costs	(18,078)
Balance at March 31, 2025	$91,136
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three months ended March 31, 2025 and 2024.
Remaining Performance Obligations
As of March 31, 2025, the Company had $415,103 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 51% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at January 1, 2025	$30,043
Balance at March 31, 2025	$30,043

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	March 31, 2025
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(11,262)	$1,181	1.9
Tradenames	3,588	(2,996)	592	3.1
Capitalized software development costs	5,457	(3,926)	1,531	2.7
Finite-lived intangible assets, net	21,488	(18,184)	3,304

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$22,575	$(18,184)	$4,391

	December 31, 2024
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(11,087)	$1,356	2.1
Tradenames	3,588	(2,921)	667	3.2
Capitalized software development costs	5,262	(3,699)	1,563	2.8
Finite-lived intangible assets, net	21,293	(17,707)	3,586

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$22,380	$(17,707)	$4,673
We recorded amortization expense related to finite-lived intangible assets of $477 and $633 for the three months ended March 31, 2025 and 2024, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $225 and $264 for the three months ended March 31, 2025 and 2024, respectively.
We recorded additions to capitalized software development costs of $195 and $297 for the three months ended March 31, 2025 and 2024, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of March 31, 2025, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2025	$1,363
2026	1,406
2027	376
2028	104
2029	53
Thereafter	2
Finite-lived intangible assets, net	$3,304

5.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	March 31, 2025
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$74,789	$—	$—	$74,789
Contingent consideration receivable	—	—	1,372	1,372
Total assets	74,789	—	1,372	76,161
Liabilities:
Profits interests, noncurrent	—	—	2,610	2,610
Total liabilities	$—	$—	$2,610	$2,610

	December 31, 2024
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$96,069	$—	$—	$96,069
Contingent consideration receivable	—	—	146	146
Total assets	96,069	—	146	96,215
Liabilities:
Profits interests, noncurrent	—	—	2,811	2,811
Total liabilities	$—	$—	$2,811	$2,811
The level 3 assets relate to contingent consideration receivable from a related party associated with the sale of brands disposed as part of the Legacy Reorganization and the Buttonwood Publishing sale. The level 3 liabilities relate to profits interests, which are presented in other liabilities, noncurrent on the condensed consolidated balance sheet.
The following table summarizes the changes in fair value of the recurring Level 3 fair value measurements during the three months ended March 31, 2025:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

		Level 3 Fair Value Measurements
	Income Statement Line Item That Includes The Gains And Losses	Contingent consideration receivable	Profits interests, noncurrent

Balance at December 31, 2024		$146	$2,811
Total gains (losses) recorded in earnings	General and administrative expense	1,226	—
Total (gains) losses recorded in earnings	General and administrative expense	—	(201)
Balance at March 31, 2025		$1,372	$2,610
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable, profits interests, and contingent consideration liability at their measurement dates:

As of
March 31, 2025
Contingent consideration receivable
Discount rate	27.2%

Profits interests
Discount rate	30.0%
Discount for lack of marketability	30.1%

6.    Balance Sheet Components
Capitalized Implementation Costs
The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. There were no capitalized cloud computing costs during the three months ended March 31, 2025 or 2024. Amortization expense related to capitalized cloud computing implementation costs was $242 and $238 for the three months ended March 31, 2025 and 2024, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	March 31, 2025	December 31, 2024
Furniture and fixtures	5 years	$968	$960
Computers, software and equipment	3 years	1,691	1,653
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	61	1,271
		2,720	3,884
Less: Accumulated depreciation and amortization		(2,517)	(3,292)
Total property and equipment, net		$203	$592
Depreciation and amortization expense for property and equipment was $54 and $60 for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company recorded an

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
impairment loss on leasehold improvement assets totaling $380, and the related lease was terminated for a gain of $1,646, which is included within general and administrative expense.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	March 31, 2025	December 31, 2024
Commission and variable compensation	$6,978	$10,523
Payroll and benefits	3,538	5,164
Other accrued expenses	7,941	7,585
Total accrued expenses	$18,457	$23,272

7.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,264	$599
Sales and marketing	694	621
General and administrative	1,183	2,587
Total stock based-compensation expense	$3,141	$3,807
Total stock-based compensation expense for the three months ended March 31, 2025 and 2024 includes expenses related to our 2021 Incentive Award Plan, our ESPP and profits interests, as follows:

	Three Months Ended March 31,
	2025	2024
2021 Incentive Award Plan	$3,329	$2,086
Employee Stock Purchase Plan	13	89
Profits interests	(201)	1,632
Total stock-based compensation expense	$3,141	$3,807
2021 Incentive Award Plan
During the three months ended March 31, 2025, we granted 17,429 restricted stock units (“RSUs”) to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes are summarized as follows, including granted, exercised and forfeited from January 1, 2025 to March 31, 2025.

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	1,269,883	$25.60	60,965	$81.00
Granted	17,429	11.62	—	—
Vested (RSUs) or Exercised (SARs)	(119,314)	30.19	—	—
Forfeited	(34,982)	23.13	(1,704)	81.00
Expired	—	—	—	—
Outstanding at March 31, 2025	1,133,016	$24.99	59,261	$81.00
Exercisable at March 31, 2025	—	$—	44,624	$81.00
The stock compensation expense related to the RSU and SAR grants was $3,329 and $2,086 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, 44,624 SARs were exercisable and they have a remaining contractual term of 6.5 years.
Employee Stock Purchase Plan
The Company recognized $13 and $89 of stock-based compensation expense related to the Employee Stock Purchase Plan ("ESPP”) during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, $64 has been withheld on behalf of employees for the June 30, 2025 purchase date.
Profits Interests
The Company recognized $(201) and $1,632 of stock-based compensation (benefit) expense related to the profits interests during the three months ended March 31, 2025 and 2024, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
8.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Basic earnings per share:
Numerator:
Net income	$16,841	$22,712
Less: Net income attributable to noncontrolling interests	15,951	21,055
Net income attributable to Class A common stockholders	$890	$1,657

Denominator:
Weighted average shares outstanding (in thousands)	2,051	1,836

Basic earnings per share	$0.43	$0.90

Diluted earnings per share:
Numerator:
Net income	$16,841	$22,712
Less: Net income attributable to noncontrolling interests	15,951	21,055
Net income attributable to Class A common stockholders	$890	$1,657

Denominator:
Weighted average shares outstanding (in thousands)	2,160	1,956

Diluted earnings per share	$0.41	$0.85
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Sponsor and MarketWise Management Member Earnout Shares: the 152,550 Sponsor Earnout Shares and the 100,000 MarketWise Management Member Earnout Shares held in escrow are excluded from the earnings per share computation in both periods since the earnout contingency has not been met.
▪Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs. The diluted earnings per share calculation includes the impact of unvested RSUs, where the impact is dilutive, unless the Company has a net loss.
▪Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The diluted earnings per share calculation includes the impact of dilutive shares and excludes the impact of antidilutive shares under the ESPP as of March 31, 2025 and 2024.

9.    Income Taxes
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
Our effective income tax rate was 5.8% and 3.1% for the three months ended March 31, 2025 and 2024, respectively. The main driver of the rate for the three months ended March 31, 2024 was the impact of discrete items related to a lease termination and the change in fair value of contingent consideration. The main driver of the increase in the effective tax rate from the three months ended March 31, 2024 is the change in the income allocation to the non-controlling interest. Our effective tax rate for the three months ended March 31, 2025 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
In evaluating the need for a valuation allowance on the deferred tax asset, the company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance in the amount of $30,944 for certain deferred tax assets that are not more likely than not to be realized.
As part of the Transactions (as defined and discussed in our Current Report on Form 8-K filed with the SEC on July 28, 2021), we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders. Pursuant to our election under Section 754 of the Code, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability will represent approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate to be able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the three months ended March 31, 2025, Members of MarketWise, LLC exchanged an aggregate of 261,634 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 261,634 newly-issued shares of Class A common stock. As a result, we have recorded a cumulative liability of $3,737 under the TRA as of March 31, 2025. No payments have been made under the TRA and no significant payments are expected in the next 12 months.
As of March 31, 2025, we had no unrecognized tax positions and believe there will be no changes to uncertain tax positions within the next 12 months.

10.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $493 and $379 for the three months ended March 31, 2025 and 2024, respectively.
We also incurred revenue share expenses paid to related parties of $1,061 and $1,306 which were capitalized as contract origination costs for the three months ended March 31, 2025 and 2024, respectively.
A related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $110 and $134 for the three months ended March 31, 2025 and 2024, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $90 and $0 for the three months ended March 31, 2025 and 2024, respectively.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise. We recorded $24 and $23 for the three months ended March 31, 2025 and 2024, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $704 and $354 as of March 31, 2025 and December 31, 2024 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with this related party are presented net and are included in related party payables in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. As a result, we recognized $160 and $155 in other income, net for the three months ended March 31, 2025 and 2024, respectively. Related party receivables related to these services were $160 and $194 as of March 31, 2025 and December 31, 2024, respectively.
We lease offices from related parties. Lease payments made to related parties were $403 and $435 for the three months ended March 31, 2025 and 2024, respectively, and related party rent expense of $551 and $603 were recognized in general and administrative expenses for the three months ended March 31, 2025 and 2024. At March 31, 2025 and December 31, 2024, ROU assets of $2,770 and $3,172 and lease liabilities of $1,762 and $4,335 are associated with leases with related parties. Additionally, we paid $700 in lease termination fees related to our former Legacy Research lease during the three months ended March 31, 2025. For more information, see Note 6 – Balance Sheet Components.

11.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$(1)	$(281)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(1,114)	(465)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	18	45

	As of March 31,
	2025	2024
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$79,178	$131,175
Total cash and cash equivalents	$79,178	$131,175
12.    Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity as of March 31, 2025. The 152,550 Sponsor Earnout Shares held in escrow and the 100,000 Management Member Earnout Shares are considered

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
contingently issuable shares and therefore excluded from the number of Class A common stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Common stock - Class A	47,500,000	2,320,126	2,320,126
Common stock - Class B	15,000,000	13,732,864	13,732,864
Preferred stock	100,000,000	—	—
Total	162,500,000	16,052,990	16,052,990
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
During the three months ended March 31, 2025, we paid quarterly dividends on shares of our Class A common stock. We also declared a special dividend for Class A shareholders on January 15, 2025 which was paid on March 26, 2025. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
The dividends and distributions declared during the three months ended March 31, 2025 were as follows:

		Dividends		Distributions
Date declared	Date paid	per share	Total	per unit	Total
January 15, 2025	February 26, 2025	$0.60	$1,249	N/A	N/A
February 27, 2025	March 31, 2025	$0.20	$722	$0.20	$2,766
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases will depend on market conditions and other requirements. Repurchases under the program have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders of MarketWise, LLC in accordance with the MarketWise Operating Agreement.
13.    Segment Reporting
The Chief Operating Decision Maker (“CODM”) monitors financial results for internal purposes that are not prepared in accordance with GAAP (“Adjusted Basis”) because these results more closely align to how the business generates and uses cash.
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The reconciliation of reportable segment Adjusted Basis Net Profit (Loss) to the consolidated totals are as follows:

	Three Months Ended March 31,
	2025	2024

Total net revenue for reportable segment (a)	$86,104	$109,028
Adjustment to total net revenue for reportable segment (b)	(12,995)	(31,783)
Variable expense (c)	(5,813)	(7,795)
Revenue share expense (c)	(3,541)	(1,451)
Direct marketing (c)	(13,298)	(16,526)
Compensation and outside labor (c)	(20,043)	(24,342)
Other overhead (c)	(7,448)	(7,320)
Corporate allocations (c)	(4,073)	(5,531)
Reportable segment Adjusted Net Profit (Loss)	18,893	14,280
Reconciliation of Adjusted Net Profit (Loss) to consolidated income before income taxes:
Corporate and all other Adjusted Net Profit (Loss)	(3,573)	(5,178)
Adjustment to total net revenue (b)	12,969	31,910
Stock-based compensation expense (d)	(3,141)	(3,807)
Deferred contract acquisition costs (e)	(8,199)	(13,839)
Depreciation and amortization (f)(g)	(477)	(633)
Other (h)	1,407	714
Consolidated income before income taxes	$17,879	$23,447
(a)total net revenue for reportable segment is in accordance with GAAP
(b)subscription revenue, revenue share and other income are generally recognized on a cash basis under Adjusted Basis, rather than deferred and recognized over the subscription term or when earned in accordance with ASC 606
(c)amounts represent Adjusted Basis
(d)amounts represent stock-based compensation expense
(e)costs to obtain a contract are expensed under Adjusted Basis, rather than capitalized as deferred contract acquisition costs and subsequently amortized in accordance with ASC 340
(f)certain operating leases are recognized on a cash basis under Adjusted Basis, rather than initially recognizing right-of-use assets and lease liabilities, which are subsequently amortized over the lease term in accordance with ASC 842
(g)certain intangible assets arising from business combinations are not recognized upon acquisition and subsequently amortized in accordance with ASC 805 under Adjusted Basis
(h)other line includes various items that are recognized differently under Adjusted Basis, including software development and implementation related costs, including implementation costs of cloud computing arrangements, employee benefit related items, gain on lease termination, change in fair value of contingent consideration, and certain tax related items.

The reconciliation of reportable segment revenues to the consolidated totals are as follows:

	Year Ended March 31,
	2025	2024

Total net revenue for reportable segment	$86,104	$109,028
Corporate and all other	(2,597)	(37)
Consolidated total net revenue	$83,507	$108,991

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The CODM does not use segment assets to evaluate segment performance or allocate resources. Therefore, we do not disclose segment assets. Long-lived assets were located in the United States as of March 31, 2025 and 2024.
14.    Subsequent Events
Subsequent events have been evaluated through May 8, 2025, which is the date that the financial statements were issued.
In April 2025, the Company commenced repurchases under the share repurchase program. We have repurchased approximately 20,306 shares of Class A common stock totaling $219 in aggregate, including fees and commissions of $1 through May 8, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “we,” “us,” and “our”), should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”). The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report.
Overview
We are a leading multi-brand platform of subscription businesses that provides premium financial research, software, education, and tools for self-directed investors. We offer a comprehensive portfolio of high-quality, independent investment research, as well as several software and analytical tools, on a subscription basis.
MarketWise started in 1999 with the simple idea that, if we could publish intelligent, independent, insightful, and in-depth investment research and treat the subscriber the way we would want to be treated, then subscribers would renew their subscriptions and stay with us. Over the years, we have expanded our business into a comprehensive suite of investment research products and solutions. We now produce a diversified product portfolio from a variety of financial research brands such as Stansberry Research, Chaikin Analytics, Altimetry, TradeSmith, InvestorPlace, and Brownstone Research. Our entire investment research product portfolio is 100% digital and channel agnostic, and we offer all of our research across a variety of platforms, including desktop, laptop, and mobile devices, including tablets and mobile phones.
Today, we benefit from the confluence of a leading editorial team, diverse portfolio of content and brands, and a comprehensive suite of investor-centric tools that appeal to a broad subscriber base.

First Quarter 2025 Highlights
▪Paid Subscribers were 473 thousand as of March 31, 2025 compared with 683 thousand as of March 31, 2024(1)
▪Total net revenue was $83.5 million in first quarter 2025 compared with $109.0 million in first quarter 2024(2)
▪Total Billings were $70.5 million in first quarter 2025 compared with $55.4 million in fourth quarter 2024 and $77.2 million in first quarter 2024 – excluding the first quarter 2024 Billings of Legacy Research, first quarter 2024 Billings were $61.4 million
▪Net income was $16.8 million in first quarter 2025 compared with $22.7 million in first quarter 2024
▪Cash from Operating Activities improved by $20.2 million to $1.7 million in first quarter 2025 compared with cash used in Operating Activities of $18.5 million in first quarter 2024
▪Cash and cash equivalents were $79.2 million as of March 31, 2025
(1)    The decline in Paid Subscribers is primarily related to lower customer acquisition as well as elevated churn associated with the shutdown of our Legacy Research business. We expect a decrease in Paid Subscribers in second quarter 2025 primarily related to the remaining churn of low average revenue per user (ARPU) Legacy Research subscribers.
(2)    For GAAP purposes Billings are recognized as Net Revenue over the term of the subscription.
The following table presents net cash provided by operating activities, and the related margin as a percentage of net revenue, and Adjusted CFFO (as defined below), a non-GAAP measure, and the related margin as a percentage of Billings, for each of the periods presented. This quarter, we are also introducing two additional non-GAAP financial measures: Free Cash Flow and EBITDA (as defined below). For more information on our non-GAAP measures, see “— Non-GAAP Financial Measures.”

(In thousands)	Three Months Ended March 31,
	2025	2024	% Change
Net cash provided by (used in) operating activities	$1,733	(18,511)	(109.4)%
Total net revenue	83,507	108,991	(23.4)%
Net cash provided by (used in) operating activities margin	2.1%	(17.0)%

Adjusted CFFO	$1,733	$(18,511)	(109.4)%
Billings	70,456	77,222	(8.8)%
Adjusted CFFO Margin	2.5%	(24.0%)

Free Cash Flow	$1,511	$(18,763)	(108.1)%

EBITDA	$17,469	$22,482	(22.3)%

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
Our Paid Subscribers (as defined below) as of December 31, 2024 generated average customer lifetime Billings of approximately $1,120, resulting in a LTV/CAC (as defined below) ratio of approximately 1.3x. On average, it takes us approximately 1.6 to 1.7 years for a Paid Subscriber’s cumulative net revenue to exceed the total cost of acquiring that subscriber (which includes fixed costs, such as marketing salaries). For more information on Billings and our LTV/CAC ratio and the components of this ratio, see “—Key Business Metrics” and “—Definitions of Metrics,”
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription.
As of March 31, 2025, our paid subscriber base was 473 thousand, down 210 thousand, or 30.7% as compared to 683 thousand at March 31, 2024. Our base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2022, direct-to-paid acquisition has accounted for approximately 50% of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately 50% of our annual Paid Subscriber acquisition.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Active Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products.
Our high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $600 of our products over their lifetime. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $5,000 of our products over their lifetime. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of March 31, 2025, our high-value composition rate and ultra high-value composition rate were 58% and 26%, respectively.

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

	As of and for the Three Months Ended March 31,			As of and for the Three Months Ended December 31,
	2025	2024	% change	2024	% change
Active Free Subscribers	2,983,253	3,784,280	(21.2)%	3,331,437	(10.5)%
Paid Subscribers	473,407	683,436	(30.7)%	505,889	(6.4)%
ARPU	$419	$492	(14.8)%	$394	6.3%
New Marketing Billings (in thousands)	$51,319	$54,788	(6.3)%	$36,985	38.8%
Net Renewal Billings (in thousands)	$18,331	$21,439	(14.5)%	$16,013	14.5%
Other Billings (in thousands)	$806	$995	(19.0)%	$2,357	(65.8)%
Total Billings (in thousands)	$70,456	$77,222	(8.8)%	$55,355	27.3%
Active Free Subscribers. Active Free Subscribers are defined as unique subscribers who have subscribed to one of our free investment publications via a valid email address and who have received and/or consumed our content during the quarter Active Free Subscribers exclude any Paid Subscribers who also have free subscriptions. Free subscriptions are often daily publications that include some commentary about the stock market, investing ideas, or other specialized topics. Included within our free publications are advertisements and editorial support for our current marketing campaigns. While subscribed to our publications, Active Free Subscribers learn about our editors and analysts, get to know our products and services, and learn more about ways we can help them be a better investor.
Active Free Subscribers decreased by 0.8 million, or 21.2%, to 3.0 million as of March 31, 2025 as compared to 3.8 million as of March 31, 2024. The year over year decline in Active Free Subscribers is a result of a reduced number of free subscriptions available as we rationalized our offerings in general and as a result of the shutdown of our Legacy Research Group in the first half of 2024.
Active Free Subscribers decreased by 0.3 million, or 10.5% to 3.0 million as of March 31, 2025 as compared to 3.3 million as of December 31, 2024. The sequential reduction was the result of a reduced number of free subscriptions available during the current quarter.
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
Total Paid Subscribers decreased by 210 thousand, or 30.7%, to 473 thousand as of March 31, 2025 as compared to 683 thousand at March 31, 2024, primarily related to lower customer acquisition as well as elevated churn associated with the shutdown of our Legacy Research business. Additionally, direct marketing spend decreased as we managed profitability given the aforementioned factors. The decrease was further compounded by the loss of approximately 20 thousand Paid Subscribers as part of sale of the MMP Business in fourth quarter 2024.
Total Paid Subscribers decreased by 32 thousand, or 6.4%, to 473 thousand as of March 31, 2025 as compared to 506 thousand as of December 31, 2024. Gross new subscribers were up 8 thousand or 60% compared to fourth quarter 2024 as a result of increased marketing spend and engagement. However, the increase in new subscribers did offset churn within the quarter which was in line with the historical average.
Subscriber count churn has ranged from approximately 2.4% to 3.3% per month between 2022 and 2024. Almost all of the subscribers who churned in first quarter 2025 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 55% from 2022 to 2024, is a more meaningful gauge of subscriber satisfaction.
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
ARPU decreased by $73, or 14.9%, to $419 as of March 31, 2025 as compared to $492 as of March 31, 2024. The year-over-year decrease was driven by a 36% decrease in trailing four quarter Billings, while trailing four quarter Paid Subscribers only decreased by 25%. The decrease in trailing four quarter Billings was driven by reduced engagement of prospective and existing subscribers, as further discussed in Billings below. The decrease in trailing four quarter Paid Subscribers is also driven by the winding down of our Legacy Research business during 2024.
ARPU increased by $25, or 6.4%, to $419 as of March 31, 2025 as compared to $394 as of December 31, 2024. The sequential increase was driven by a 9% decrease in trailing four-quarter average Paid Subscribers, while trailing four-quarter Billings only decreased 3%.
While they have declined somewhat recently, our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 1.7 years for the years ended 2024 and 2023 and was 1.6 years in 2022. Our payback period remains elevated primarily due to a combination of increased customer acquisition costs and lower conversion rates on higher value products.
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
We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.
New Marketing Billings are Billings from all new subscription sales. New Marketing Billings decreased by $3.5 million, or 6.3%, to $51.3 million for first quarter 2025 as compared to $54.8 million for first quarter 2024. The decrease was primarily driven by ceasing new sales campaigns within our Legacy Research Group brands, which began winding down operations in mid-February 2024, somewhat offset by larger campaigns in first quarter 2025.
New Marketing Billings increased by $14.3 million, or 38.8% to $51.3 million for first quarter 2025 as compared to $37.0 million in fourth quarter 2024. The increase was primarily driven by successful campaigns targeted at existing subscribers in first quarter 2025.

Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings decreased by $3.1 million, or 14.5%, to $18.3 million for first quarter 2025 as compared to $21.4 million for first quarter 2024. This is primarily a function of a significant decrease (approximately 180 thousand) in average Paid Subscribers for the trailing twelve months ended March 31, 2025 versus the trailing twelve months ended March 31, 2024.
Net Renewal Billings increased by $2.3 million, or 14.5%, to $18.3 million for first quarter 2025 as compared to $16.0 million for fourth quarter 2024. The increase was driven by an increased number of subscriptions up for renewal during first quarter 2025.
Other Billings are Billings from revenue share, advertising and conferences. Other Billings decreased by $0.2 million, or 19.0% to $0.8 million for first quarter 2025 as compared to $1.0 million for first quarter 2024.
Other Billings decreased by $1.6 million or 65.8% to $0.8 million for first quarter 2025 as compared to $2.4 million for fourth quarter 2024 as a result of decreasing revenue share activity with external parties as well as well as lack of conference revenue compared to fourth quarter 2024.
Total Billings decreased by $6.8 million, or 8.8%, to $70.5 million for the first quarter 2025 as compared to $77.2 million for first quarter 2024. The decrease was primarily driven by the lack of billings from our Legacy Research Group brands, which began winding down operations in mid-February 2024.
Total Billings increased by $15.1 million, or 27.3%, to $70.5 million for first quarter 2025 as compared to $55.4 million for fourth quarter 2024. The increase was primarily driven by successful campaigns targeted at existing subscribers in first quarter 2025.
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
Impairment Losses
Impairment losses relate to impairment of leasehold improvements.
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
Net Income Attributable to Noncontrolling Interests
As of March 31, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 14.5% and the noncontrolling interest was 85.5%. For the three months ended March 31, 2025 net income attributable to controlling interests included a $1.0 million tax provision, which is 100% attributable to the controlling interest.
As of March 31, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 11.7% and the noncontrolling interest was 88.3%. For the three months ended March 31, 2024 net income attributable to controlling interests included a $0.7 million tax provision, which is 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,
	2025	2024
Net revenue	$83,014	$108,612
Related party revenue	493	379
Total net revenue	83,507	108,991
Operating expenses:
Cost of revenue(1)	11,935	13,368
Sales and marketing(1)	34,078	47,297
General and administrative(1)	17,328	23,802
Research and development(1)	2,346	2,149
Impairment losses	380	—
Depreciation and amortization	531	693
Related party expense	129	127
Total operating expenses	66,727	87,436
Income from operations	16,780	21,555
Other income, net	158	234
Interest income, net	941	1,658
Income before income taxes	17,879	23,447
Income tax expense	1,038	735
Net income	16,841	22,712
Net income attributable to noncontrolling interests	15,951	21,055
Net income attributable to MarketWise, Inc.	$890	$1,657
__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net revenue	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	14.3%	12.3%
Sales and marketing(1)	40.8%	43.4%
General and administrative(1)	20.8%	21.8%
Research and development(1)	2.8%	2.0%
Depreciation and amortization	0.6%	0.6%
Impairment losses	0.5%	—%
Related party expense	0.2%	0.1%
Total operating expenses	79.9%	80.2%
Income from operations	20.1%	19.8%
Other income, net	0.2%	0.2%
Interest income, net	1.1%	1.5%
Income before income taxes	21.4%	21.5%
Income tax expense	1.2%	0.7%
Net income	20.2%	20.8%
Net income attributable to noncontrolling interests	19.1%	19.3%
Net income attributable to MarketWise, Inc.	1.1%	1.5%

__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024
Net Revenue

(In thousands)	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Net revenue	$83,507	$108,991	$(25,484)	(23.4)%
The decrease in net revenue was primarily driven by a $17.7 million decrease in term subscription revenue and a $7.7 million decrease in membership subscription revenue.
Term subscription revenue decreased during the three months ended March 31, 2025 primarily due to the wind down of Legacy Research, which contributed $11.6 million to the decrease in term subscription revenue and $7.3 million to the decrease in membership subscription revenue. Term subscription revenue also decreased during the three months ended March 31, 2025 due to lower billings as compared to the 2024 period which was driven by reduced engagement of prospective and existing subscribers in the 2025 period.

Operating Expenses

(In thousands)	Three Months Ended March 31,		$ Change	% Change
	2025	2024
Operating expenses:
Cost of revenue	$11,935	$13,368	$(1,433)	(10.7)%
Sales and marketing	34,078	47,297	(13,219)	(27.9)%
General and administrative	17,328	23,802	(6,474)	(27.2)%
Research and development	2,346	2,149	197	9.2%
Depreciation and amortization	531	693	(162)	(23.4)%
Impairment losses	380	—	380	N/M
Related party expenses	129	127	2	1.6%
Total operating expenses	$66,727	$87,436	$(20,709)	(23.7)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $1.8 million decrease in outsourced labor, and a $0.4 million decrease in credit card fees. This was partially offset by a $0.7 million increase in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $10.2 million decrease in amortization of deferred contract acquisition costs, a $2.0 million decrease in salaries, taxes and benefits, and a $1.3 million decrease in marketing expense.
General and Administrative
General and administrative expense decreased primarily driven by a $1.6 million gain on lease termination, a $1.2 million gain on contingent consideration receivable, a $1.4 million decrease in stock-based compensation expense, a $1.2 million decrease in legal expense, a $0.5 million decrease in outsourced labor, and a $0.5 million decrease in salaries, taxes and benefits.
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
This quarter, we are introducing two additional non-GAAP financial measures: Free Cash Flow and EBITDA. These new non-GAAP financial measures are intended to provide investors with additional information regarding our liquidity and operating performance, and they are commonly used within our industry.
These new non-GAAP measures are provided in addition to, and not as a substitute for or superior to, our existing non-GAAP financial measures, which we will continue to present.

Management uses these non-GAAP measures internally to evaluate performance and make operating decisions, and we believe they provide a meaningful perspective to investors when used in conjunction with our GAAP results.
These non-GAAP measures have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of other GAAP financial measures, such as cash flow from operations, operating cash flow margin, and net income. Some of the limitations of using these non-GAAP measures are that these metrics may be calculated differently by other companies in our industry.

(In thousands)	Three Months Ended March 31,
	2025	2024	% Change

Adjusted CFFO	$1,733	$(18,511)	(109.4)%
Adjusted CFFO Margin	2.5%	(24.0)%

Free Cash Flow	$1,511	$(18,763)	(108.1)%

EBITDA	$17,469	$22,482	(22.3)%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2025	2024	% Change
Net cash provided by (used in) operating activities	$1,733	$(18,511)	(109.4)%
Nonrecurring expenses	—	—	N/M
Adjusted CFFO	$1,733	$(18,511)	(109.4)%

The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2025	2024	% change
Net cash provided by (used in) operating activities	$1,733	(18,511)	(109.4)%
Total net revenue	83,507	108,991	(23.4)%
Net cash provided by (used in) operating activities margin	2.1%	(17.0)%

Adjusted CFFO	$1,733	$(18,511)	(109.4)%
Billings	70,456	77,222	(8.8)%
Adjusted CFFO Margin	2.5%	(24.0%)
CFFO and Adjusted CFFO for the three months ended March 31, 2025 was primarily due to net income of $16.8 million, adjusted for net non-cash items which increased cash by $4.4 million. This was partially offset by net changes in our operating assets and liabilities which reduced cash by $19.5 million, including incentive compensation payouts and payments related to renegotiated employment agreements.
Free Cash Flow
We define Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures. We define capital expenditures as purchases of property and equipment plus capitalized software development costs. Acquisitions are not included in capital expenditures.
We believe Free Cash Flow is a useful indicator that provides information to management and investors about the cash generated by the business that is available for discretionary purposes, such as dividends and strategic investments.
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2025	2024	% Change
Net cash provided by (used in) operating activities	$1,733	$(18,511)	(109.4)%
Capital expenditures	(222)	(252)	(11.9)%
Free Cash Flow	$1,511	$(18,763)	(108.1)%
EBITDA
We define EBITDA as net income before interest income (expense), income taxes, depreciation, and amortization. We believe EBITDA provides a useful supplemental measure of operating performance and is helpful to investors in evaluating our GAAP results.
The following table provides a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to EBITDA for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2025	2024	% Change
Net income	$16,841	$22,712	(25.8)%
Interest income, net	(941)	(1,658)	(43.2)%
Income tax expense	1,038	735	41.2%
Depreciation and amortization	531	693	(23.4)%
EBITDA	$17,469	$22,482	(22.3)%
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
We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. We expect that as we grow our business, the amount of our float will increase. The Company estimates that the amount of float was approximately $107.7 million and $119.7 million as of March 31, 2025 and December 31, 2024, respectively. As part of the Company's broader capital allocation strategy, our consolidated cash balance may from time to time decline below our estimate of the long term float requirement.
The Company invests a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the three months ended March 31, 2025 and 2024, the Company earned interest income of $0.9 million and $1.8 million, respectively, on our cash portfolio which was invested solely in money market funds.
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
As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $79.2 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. We expect that our anticipated operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We pay quarterly dividends on shares of our Class A common stock and distributions on our LLC Units. We also declared a special dividend for Class A shareholders on January 15, 2025. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
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
We expect to incur payment obligations under the Tax Receivable Agreement in the future. These obligations correspond to future cash tax savings that MarketWise, Inc. derives from tax-related benefits created as MarketWise Members exchange their LLC Units for Class A shares of MarketWise, Inc. This obligation is equal to 85% of the estimated future tax benefit for MarketWise, Inc. and is recorded as a TRA liability on the condensed consolidated balance sheet. The TRA liability was $3.7 million as of March 31, 2025. No payments have been made under the TRA, and no significant payments are expected in the next 12 months. However, these obligations may be significant in the future. MarketWise, Inc. intends to cause MarketWise, LLC to make distributions to MarketWise, Inc. in an amount sufficient to allow MarketWise, Inc. to pay its tax obligations and operating expenses, including distributions to fund any payments due under the Tax Receivable Agreement. If MarketWise, LLC does not have sufficient cash to fund distributions to MarketWise, Inc. in amounts sufficient to cover MarketWise, Inc.’s obligations under the Tax Receivable Agreement, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that MarketWise, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. For additional information regarding the Tax Receivable Agreement, see the section entitled “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” in the Annual Report.
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members and to MarketWise, Inc. in amounts sufficient for the recipients to pay taxes due on their share of MarketWise income at prevailing individual income tax rates, which for the 2024 tax year the highest federal, state and local tax rate the Company used was 49.75%. In January 2025, MarketWise, LLC made a quarterly tax distribution of $15.1 million proportionately to all MarketWise Members, including MarketWise, Inc. This quarterly tax distribution to MarketWise, Inc. exceeded its corporate tax liability and enabled MarketWise, Inc. to declare and pay the aforementioned special dividend with the excess tax distribution proceeds. We expect MarketWise, Inc. will receive quarterly tax distributions in future quarters however the amount is uncertain.
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
Share Repurchase Program
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases will depend on market conditions and other requirements. Repurchases under the program have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares.

For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders of MarketWise, LLC.
Legacy Reorganization
In October 2024, we completed our reorganization and operational transition plans with respect to substantially all of the Legacy Research brands. The Company expects to dissolve the Legacy Research legal entities during second quarter 2025. For further background, see Note 4 – Acquisitions and Disposals in our Annual Report on Form 10-K for the year ended December 31, 2024.
In March 2025, Legacy Research agreed to terminate its office lease early. During the three months ended March 31, 2025, the Company recorded an impairment loss on leasehold improvement assets totaling $380, and the related lease was terminated for a gain of $1,646, which is included within general and administrative expense.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2025	2024

Net cash provided by (used in) operating activities	$1,733	$(18,511)
Net cash used in investing activities	(222)	(252)
Net cash used in financing activities	(20,209)	(5,198)
Operating Activities
For the three months ended March 31, 2025, net cash provided by operating activities was $1.7 million, primarily due to net income of $16.8 million, adjusted for net non-cash items which increased cash by $4.4 million, partially offset by net changes in our operating assets and liabilities which reduced cash by $19.5 million. The non-cash items include stock-based compensation expense of $3.1 million, and noncash lease expense of $2.1 million. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $11.9 million due to our overall decrease in sales, an increase in accounts receivable, which reduced cash by $6.9 million, a decrease in accrued expenses, which reduced cash by $4.8 million, partially offset by a net increase due to deferred contract acquisition costs, which increased cash by $8.2 million.
For the three months ended March 31, 2024, net cash used in operating activities was $18.5 million, primarily due to net changes in our operating assets and liabilities which reduced cash by $46.8 million, partially offset by net income of $22.7 million, adjusted for net non-cash items which increased cash by $5.6 million. The non-cash items include stock-based compensation expense of $3.8 million, and depreciation and amortization of $0.7 million. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which decreased cash by $30.9 million due to our overall decrease in sales, a decrease in accrued expenses, which decreased cash by $33.0 million, and a net increase due to deferred contract acquisition costs of $13.8 million.
Investing Activities
For the three months ended March 31, 2025, net cash used in investing activities was $0.2 million.
For the three months ended March 31, 2024, net cash used in investing activities was $0.3 million.

Financing Activities
For the three months ended March 31, 2025, net cash used in financing activities was $20.2 million, primarily driven by dividends and distributions paid.
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
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2024 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2024 Annual Report on Form 10-K for further discussion of these two policies. During the three months ended March 31, 2025, there were no material changes to these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act.
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
3.1
Certificate of Amendment to the Certificate of Incorporation of MarketWise, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 31, 2025).

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated March 14, 2025.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKETWISE, INC.

Date: May 8, 2025	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Financial Officer