Form 10-Q
period 2025-06-30
MARKETWISE, INC.
filed 2025-08-07
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 4, 2025, there were 2,758,989 shares of the registrant’s Class A common stock and 13,612,641 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and as such are not historical facts. This includes, without limitation, statements regarding our financial position and business strategy, and the plans and objectives of management for our future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this report, including, but not limited to:
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
PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements.
MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$69,112	$97,876
Accounts receivable	4,068	1,876
Prepaid expenses	7,287	10,051
Related party receivables	781	547
Deferred contract acquisition costs	47,946	57,214
Other current assets	850	1,269
Total current assets	130,044	168,833
Property and equipment, net	293	592
Operating lease right-of-use assets	2,363	3,182
Intangible assets, net	4,122	4,673
Goodwill	30,043	30,043
Deferred contract acquisition costs, noncurrent	34,597	42,121
Deferred tax assets	10,291	10,071
Total assets	$211,753	$259,515
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$2,637	$4,011
Related party payables	439	338
Accrued expenses	23,088	23,272
Deferred revenue and other contract liabilities	201,141	217,973
Operating lease liabilities	946	1,629
Other current liabilities	11,268	12,985
Total current liabilities	239,519	260,208
Deferred revenue and other contract liabilities, noncurrent	192,329	209,013
Related party TRA liability, noncurrent (Note 9)	4,260	2,669
Other liabilities, noncurrent	2,099	2,811
Operating lease liabilities, noncurrent	564	2,738
Total liabilities	438,771	477,439
Commitments and Contingencies	—	—
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 47,500,000 shares authorized; 2,357,128 and 1,978,013 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Common stock - Class B, par value of $0.0001 per share, 15,000,000 shares authorized; 13,612,641 and 13,994,498 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	101,281	106,691
Accumulated other comprehensive income	56	56
Accumulated deficit	(117,097)	(119,284)
Total stockholders’ deficit attributable to MarketWise, Inc.	(15,759)	(12,536)
Noncontrolling interest	(211,259)	(205,388)
Total stockholders’ deficit	(227,018)	(217,924)
Total liabilities and stockholders’ deficit	$211,753	$259,515
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$79,309	$104,174	$162,323	$212,786
Related party revenue	641	872	1,134	1,251
Total net revenue	79,950	105,046	163,457	214,037
Operating expenses:
Cost of revenue (1)	10,950	13,379	22,885	26,747
Sales and marketing (1)	31,626	42,722	65,704	90,019
General and administrative (1)	19,744	24,514	37,072	48,316
Research and development (1)	2,141	2,171	4,487	4,320
Depreciation and amortization	500	669	1,031	1,362
Impairment of intangible assets	—	—	380	—
Related party expense	178	257	307	384
Total operating expenses	65,139	83,712	131,866	171,148
Income from operations	14,811	21,334	31,591	42,889
Other income (expense), net	343	(656)	501	(422)
Interest income, net	769	1,341	1,710	2,999
Income before income taxes	15,923	22,019	33,802	45,466
Income tax expense	613	779	1,651	1,514
Net income	15,310	21,240	32,151	43,952
Net income attributable to noncontrolling interests	14,013	19,696	29,964	40,751
Net income attributable to MarketWise, Inc.	$1,297	$1,544	$2,187	$3,201

Earnings per share – basic	$0.55	$0.81	$0.99	$1.71

Earnings per share – diluted	$0.53	$0.80	$0.95	$1.64

Weighted average shares outstanding – basic	2,357	1,910	2,205	1,873

Weighted average shares outstanding – diluted	2,445	1,940	2,302	1,947

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$15,310	$21,240	$32,151	$43,952
Other comprehensive (loss) income:
Cumulative translation adjustment	—	(17)	—	(55)
Total comprehensive income	$15,310	$21,223	$32,151	$43,897
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at April 1, 2025	2,320,003	$—	13,732,864	$1	$102,531	$56	$(118,394)	$(15,806)	$(201,925)	$(217,731)
Equity-based compensation	—	—	—	—	3,068	—	—	3,068	—	3,068
Issuance of common stock	15,249	—	—	—	283	—	—	283	—	283
Vesting of restricted stock units	19,333	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(7)	—	—	—	—	—	—	—	—	—
Repurchase of Class A shares	(117,673)	—	—	—	(1,851)	—	—	(1,851)	—	(1,851)
Cash dividends declared to Class A shareholders	—	—	—	—	(960)	—	—	(960)	—	(960)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(25,229)	(25,229)
Issuance per redemption of Class B shares for Class A	120,223	—	(120,223)	—	(1,882)	—	—	(1,882)	1,882	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	92	—	—	92	—	92
Net income	—	—	—	—	—	—	1,297	1,297	14,013	15,310
Balance at June 30, 2025	2,357,128	$—	13,612,641	$1	$101,281	$56	$(117,097)	$(15,759)	$(211,259)	$(227,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at April 1, 2024	1,905,989	$—	14,379,605	$1	$115,291	$27	$(124,686)	$(9,367)	$(260,019)	$(269,386)
Equity-based compensation	—	—	—	—	1,766	—	—	1,766	—	1,766
Issuance of common stock	10,825	—	—	—	213	—	—	213	—	213
Vesting of restricted stock units	13,035	—	—	—	—	—	—	—	—	—
Repurchase of Class A shares	—	—	(360,107)	—	(10,803)	—	—	(10,803)	—	(10,803)
Cash dividends declared to Class A shareholders	—	—	—	—	(497)	—	—	(497)	—	(497)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6,554)	(6,554)
Foreign currency translation adjustments	—	—	—	—	—	(17)	—	(17)	—	(17)
Change in noncontrolling interest	—	—	—	—	(6,591)	—	—	(6,591)	6,591	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	84	—	—	84	—	84
Net income	—	—	—	—	—	—	1,544	1,544	19,696	21,240
Balance at June 30, 2024	1,929,849	$—	14,019,498	$1	$99,463	$10	$(123,142)	$(23,668)	$(240,286)	$(263,954)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1,978,013	$—	13,994,498	$1	$106,691	$56	$(119,284)	$(12,536)	$(205,388)	$(217,924)
Equity-based compensation	—	—	—	—	6,410	—	—	6,410	—	6,410
Issuance of common stock	15,249	—	—	—	283	—	—	283	—	283
Vesting of restricted stock units	138,647	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(38,965)	—	—	—	(583)	—	—	(583)	—	(583)
Repurchase of Class A shares	(117,673)	—	—	—	(1,851)	—	—	(1,851)	—	(1,851)
Cancellation of Class B shares	—	—	—	—	—	—	—	—	—	—
Cash dividends declared to Class A shareholders	—	—	—	—	(2,915)	—	—	(2,915)	—	(2,915)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(42,869)	(42,869)
Issuance per redemption of Class B shares for Class A	381,857	—	(381,857)	—	(7,034)	—	—	(7,034)	7,034	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	280	—	—	280	—	280
Net income	—	—	—	—	—	—	2,187	2,187	29,964	32,151
Balance at June 30, 2025	2,357,128	$—	13,612,641	$1	$101,281	$56	$(117,097)	$(15,759)	$(211,259)	$(227,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	1,819,123	$—	14,404,605	$1	$115,196	$65	$(126,343)	$(11,081)	$(277,862)	$(288,943)
Equity-based compensation	—	—	—	—	3,941	—	—	3,941	—	3,941
Issuance of common stock	10,825	—	—	—	213	—	—	213	—	213
Vesting of restricted stock units	102,869	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(27,968)	—	—	—	(1,172)	—	—	(1,172)	—	(1,172)
Repurchase of Class B shares	—	—	(360,107)	—	(10,803)	—	—	(10,803)	—	(10,803)
Cash dividends declared to Class A shareholders	—	—	—	—	(990)	—	—	(990)	—	(990)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(10,237)	(10,237)
Issuance per redemption of Class B shares for Class A	25,000	—	(25,000)	—	(471)	—	—	(471)	471	—
Foreign currency translation adjustments	—	—	—	—	—	(55)	—	(55)	—	(55)
Change in noncontrolling interest	—	—	—	—	(6,591)	—	—	(6,591)	6,591	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	140	—	—	140	—	140
Net income	—	—	—	—	—	—	3,201	3,201	40,751	43,952
Balance at June 30, 2024	1,929,849	$—	14,019,498	$1	$99,463	$10	$(123,142)	$(23,668)	$(240,286)	$(263,954)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$32,151	$43,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,031	1,362
Impairment of property and equipment, net	380	—
Stock-based compensation	5,698	5,464
Change in fair value of contingent consideration	(1,441)	764
Deferred taxes	1,651	1,254
Unrealized gains on foreign currency	—	(64)
Other gains	(1,908)	—
Noncash lease expense	2,545	1,015
Changes in operating assets and liabilities:
Accounts receivable	(2,192)	53
Related party receivables and payables	1,308	2,200
Prepaid expenses	2,764	1,041
Other current assets and other assets	419	525
Deferred contract acquisition costs	16,645	32,919
Trade and other payables	(1,374)	3,167
Accrued expenses	(184)	(29,317)
Deferred revenue	(33,107)	(86,852)
Operating lease liabilities	(2,937)	(710)
Other current and long-term liabilities	(1,874)	921
Net cash provided by (used in) operating activities	19,575	(22,306)
Cash flows from investing activities:
Purchases of property and equipment	(163)	(29)
Capitalized software development costs	(398)	(719)
Net cash used in investing activities	(561)	(748)
Cash flows from financing activities:
Proceeds from issuance of common stock	283	213
Repurchases of stock	(1,851)	(10,803)
Restricted stock units withheld to pay taxes	(583)	(1,172)
Dividends paid to Class A shareholders	(2,758)	(724)
Distributions to noncontrolling interests	(42,869)	(10,237)
Net cash used in financing activities	(47,778)	(22,723)
Effect of exchange rate changes on cash	—	(55)
Net decrease in cash, cash equivalents and restricted cash	(28,764)	(45,832)
Cash, cash equivalents and restricted cash — beginning of period	97,876	155,174
Cash, cash equivalents and restricted cash — end of period	$69,112	$109,342
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
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s condensed consolidated financial statements (“financial statements”). As of June 30, 2025, MarketWise, Inc. had a 14.8% ownership interest in MarketWise, LLC.
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
Unaudited Interim Financial Information
The accompanying unaudited financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2024 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2025, the results of operations, comprehensive income, stockholders’ deficit, and cash flows for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.

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
The Reverse Stock Split proportionately decreased the number of shares of common stock authorized under the Company’s Certificate of Incorporation. The number of shares of authorized Class A common stock was reduced from 950,000,000 shares to 47,500,000 shares and the number of shares of authorized Class B common stock was reduced from 300,000,000 shares to 15,000,000 shares. The number of authorized shares of preferred stock remained unchanged.
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
Net income for the three and six months ended June 30, 2025 and 2024 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of June 30, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 14.8% and the noncontrolling interest was 85.2%. For the three months ended June 30, 2025, net income attributable to controlling interests included a $613 tax provision, and for the six months ended June 30, 2025, net income attributable to controlling interests included a $1,651 tax provision, both of which were solely attributable to the controlling interest.
As of June 30, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 12.1% and the noncontrolling interest was 87.9%. For the three months ended June 30, 2024, net income attributable to controlling interests included a $779 tax provision, and for the six months ended June 30, 2024, net income attributable to controlling interests included a $1,514 tax provision, both of which were 100% attributable to the controlling interest.

3.    Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30, 2025
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$79,274	$—	$—	$—	$79,274
Transferred at a point in time	—	11	641	24	676
Total	$79,274	$11	$641	$24	$79,950

	Three Months Ended June 30, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$103,777	$—	$—	$—	$103,777
Transferred at a point in time	—	358	872	39	1,269
Total	$103,777	$358	$872	$39	$105,046

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Six Months Ended June 30, 2025
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$162,206	$—	$—	$—	$162,206
Transferred at a point in time	—	23	1,134	94	1,251
Total	$162,206	$23	$1,134	$94	$163,457

	Six Months Ended June 30, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$212,052	$—	$—	$—	$212,052
Transferred at a point in time	—	677	1,251	57	1,985
Total	$212,052	$677	$1,251	$57	$214,037

Revenue recognition by subscription type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Membership subscriptions	$41,857	$48,602	83,820	$98,228
Term subscriptions	37,417	55,175	78,386	113,824
Non-subscription revenue	676	1,269	1,251	1,985
Total	$79,950	$105,046	163,457	$214,037
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

	As of
	June 30, 2025	December 31, 2024
Contract balances
Accounts receivable	$4,068	$1,876
Obligations for refunds	$2,141	$2,647
Deferred revenue – current	$199,000	$215,326
Deferred revenue – non-current	$192,329	$209,013
We recognized $59,198 and $79,088 of revenue during the three months ended June 30, 2025 and 2024, respectively, and $130,113 and $171,649 during the six months ended June 30, 2025 and 2024, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $4,068 and $1,876 as of June 30, 2025 and December 31, 2024, respectively, related to the timing of cash settlement with our credit card processor.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2025	$99,335
Royalties and sales commissions	6,735
Revenue share and cost per acquisition fees	10,907
Amortization of capitalized costs	(34,433)
Balance at June 30, 2025	$82,544
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three and six months ended June 30, 2025 and 2024.
Remaining Performance Obligations
As of June 30, 2025, the Company had $393,470 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 51% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at January 1, 2025	$30,043
Balance at June 30, 2025	$30,043
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	June 30, 2025
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(11,441)	$1,002	1.7
Tradenames	3,588	(3,073)	515	3.0
Capitalized software development costs	5,660	(4,142)	1,518	3.4
Finite-lived intangible assets, net	21,691	(18,656)	3,035

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$22,778	$(18,656)	$4,122

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
We recorded amortization expense related to finite-lived intangible assets of $473 and $613 for the three months ended June 30, 2025 and 2024, respectively, and $949 and $1,246 for the six months ended June 30, 2025 and 2024, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $218 and $278 for the three months ended June 30, 2025 and 2024, respectively, and $443 and $542 for the six months ended June 30, 2025 and 2024, respectively.
We recorded additions to capitalized software development costs of $204 and $477 for the three months ended June 30, 2025 and 2024, respectively, and $398 and $774 for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2025	$902
2026	1,423
2027	367
2028	288
2029	53
Thereafter	2
Finite-lived intangible assets, net	$3,035

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
5.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	June 30, 2025
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$65,192	$—	$—	$65,192
Contingent consideration receivable	—	—	289	289
Total assets	65,192	—	289	65,481
Liabilities:
Profits interests, noncurrent	—	—	2,099	2,099
Total liabilities	$—	$—	$2,099	$2,099

	December 31, 2024
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$96,069	$—	$—	$96,069
Contingent consideration receivable	—	—	146	146
Total assets	96,069	—	146	96,215
Liabilities:
Profits interests, noncurrent	—	—	2,811	2,811
Total liabilities	$—	$—	$2,811	$2,811
The level 3 assets relate to contingent consideration receivable from a related party associated with the sale of brands disposed as part of the Legacy Reorganization and the Buttonwood Publishing sale. The level 3 liabilities relate to profits interests, which are presented in other liabilities, noncurrent on the condensed consolidated balance sheet.
The following table summarizes the changes in fair value of the recurring Level 3 fair value measurements during the six months ended June 30, 2025:

		Level 3 Fair Value Measurements
	Income Statement Line Item That Includes The Gains And Losses	Contingent consideration receivable	Profits interests, noncurrent

Balance at December 31, 2024		$146	$2,811
Total gains (losses) recorded in earnings	General and administrative expense	1,441	—
Total (gains) losses recorded in earnings	General and administrative expense	—	(712)
Payments received		(1,298)	—
Balance at June 30, 2025		$289	$2,099

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable and profits interests at their measurement dates:

As of
June 30, 2025
Contingent consideration receivable
Discount rate	30.6%

Profits interests
Discount rate	25.0%
Discount for lack of marketability	30.6%

6.    Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $0 and $56 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $56 for the six months ended June 30, 2025 and 2024, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $237 and $240, for the three months ended June 30, 2025 and 2024, respectively, and $479 and $478 for the six months ended June 30, 2025 and 2024, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	June 30, 2025	December 31, 2024
Furniture and fixtures	5 years	$968	$960
Computers, software and equipment	3 years	1,746	1,653
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	61	1,271
		2,775	3,884
Less: Accumulated depreciation and amortization		(2,482)	(3,292)
Total property and equipment, net		$293	$592
Depreciation and amortization expense for property and equipment was $28 and $56 for the three months ended June 30, 2025 and 2024, respectively, and $82 and $116 for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the Company recorded an impairment loss on leasehold improvement assets totaling $380, and the related lease was terminated for a gain of $1,646, which is included within general and administrative expense.
Accrued Expenses
Accrued expenses consist of the following:

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	As of
	June 30, 2025	December 31, 2024
Commission and variable compensation	$10,117	$10,523
Payroll and benefits	4,666	5,164
Other accrued expenses	8,305	7,585
Total accrued expenses	$23,088	$23,272

7.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenue	$924	$543	$2,188	$1,142
Sales and marketing	777	498	1,471	1,119
General and administrative	856	616	2,039	3,203
Total stock based-compensation expense	$2,557	$1,657	$5,698	$5,464
Total stock-based compensation expense includes expenses related to our 2021 Incentive Award Plan, our ESPP and profits interests, as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
2021 Incentive Award Plan	$3,056	$1,687	$6,385	$3,773
Employee Stock Purchase Plan	12	79	25	168
Profits interests	(511)	(109)	(712)	1,523
Total stock-based compensation expense	$2,557	$1,657	$5,698	$5,464
2021 Incentive Award Plan
During the six months ended June 30, 2025, we granted 52,388 restricted stock units (“RSUs”) to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
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
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes are summarized as follows, including granted, exercised and forfeited from January 1, 2025 to June 30, 2025.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	1,269,883	$25.60	60,965	$81.00
Granted	52,388	16.18	—	—
Vested (RSUs) or Exercised (SARs)	(138,647)	29.66	—	—
Forfeited	(43,017)	23.45	(1,744)	81.00
Expired	—	—	—	—
Outstanding at June 30, 2025	1,140,607	$24.77	59,221	$81.00
Exercisable at June 30, 2025	—	$—	44,624	$81.00
The stock compensation expense related to the RSU and SAR grants was $3,056 and $1,687 for the three months ended June 30, 2025 and 2024, respectively, and $6,385 and $3,773 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, 44,624 SARs were exercisable and they have a remaining contractual term of 6.2 years.
In July 2025, 151,325 RSUs vested in accordance with the original grant terms.
Employee Stock Purchase Plan
The Company recognized $12 and $79 of stock-based compensation expense related to the ESPP for the three months ended June 30, 2025 and 2024, respectively, and $25 and $168 for the six months ended June 30, 2025 and 2024, respectively.
The Company issued 15,249 shares of Class A common stock for $283 related to employee purchases under the ESPP during the six months ended June 30, 2025.
Profits Interests
The Company recognized $(511) and $(109) of stock-based compensation (benefit) expense related to the profits interests, which are liability classified, for the three months ended June 30, 2025 and 2024, respectively, and $(712) and $1,523 for the six months ended June 30, 2025 and 2024, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
8.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic earnings per share:
Numerator:
Net income	$15,310	$21,240	$32,151	$43,952
Less: Net income attributable to noncontrolling interests	14,013	19,696	29,964	40,751
Net income attributable to Class A common stockholders	$1,297	$1,544	$2,187	$3,201

Denominator:
Weighted average shares outstanding (in thousands)	2,357	1,910	2,205	1,873

Basic earnings per share	$0.55	$0.81	$0.99	$1.71

Diluted earnings per share:
Numerator:
Net income	$15,310	$21,240	$32,151	$43,952
Less: Net income attributable to noncontrolling interests	14,013	19,696	29,964	40,751
Net income attributable to Class A common stockholders	$1,297	$1,544	$2,187	$3,201

Denominator:
Weighted average shares outstanding (in thousands)	2,445	1,940	2,302	1,947

Diluted earnings per share	$0.53	$0.80	$0.95	$1.64
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Sponsor and MarketWise Management Member Earnout Shares: the 152,550 Sponsor Earnout Shares and the 99,998 MarketWise Management Member Earnout Shares held in escrow are excluded from the earnings per share computation in both periods since the earnout contingency has not been met.
▪Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs. The diluted earnings per share calculation includes the impact of unvested RSUs, where the impact is dilutive, unless the Company has a net loss.
▪Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The diluted earnings per share calculation includes the impact of dilutive shares and excludes the impact of antidilutive shares under the ESPP as of June 30, 2025 and 2024.
Subsequent to quarter end, the earnout period for all 252,548 previously escrowed Management Member Earnout Shares and Sponsor Earnout Shares (“EO Shares”) expired. As a result, there will be no potential dilution to

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
other shareholders related to this arrangement. The EO Shares were previously excluded from both basic and diluted shares outstanding, and we believe their expiration will have no impact on the Company’s financial statements.

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
Our effective tax rate was 4.9% and 3.3% for the six months ended June 30, 2025 and 2024, respectively. The main driver of the effective income tax rate for the six months ended June 30, 2025 was the income allocation to the noncontrolling interest. The main driver of the increase in the effective tax rate from the six months ended June 30, 2024 is the impact of discrete items related to the gain on settlement of lease liability upon termination and related impairment of leasehold improvements and change in fair value of contingent consideration. Our effective tax rate for the six months ended June 30, 2025 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
As part of the Transactions (as defined and discussed in our Current Report on Form 8-K filed with the SEC on July 28, 2021), we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders. Pursuant to our election under Section 754 of the Code, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability will represent approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate being able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the three months ended June 30, 2025, Members of MarketWise, LLC exchanged an aggregate of 381,857 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 381,857 newly-issued shares of Class A common stock. As a result, we have recorded a cumulative liability of $4,260 under the TRA as of June 30, 2025. No payments have been made under the TRA and no significant payments are expected in the next 12 months.
As of June 30, 2025, we had no unrecognized tax positions and believe there will be no changes to uncertain tax positions within the next 12 months.
The One Big Beautiful Bill was enacted on July 4, 2025. The Company is currently evaluating the impact of this legislation but does not expect it to have a material impact on its financial statements.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
10.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $641 and $872 for the three months ended June 30, 2025 and 2024, respectively and $1,134 and $1,251 for the six months ended June 30, 2025 and 2024, respectively.
We also incurred revenue share expenses paid to related parties of $1,205 and $745 which were capitalized as contract origination costs for the three months ended June 30, 2025 and 2024, respectively, and $2,266 and $2,051 for the six months ended June 30, 2025 and 2024, respectively.
A related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $91 and $86 for the three months ended June 30, 2025 and 2024, respectively, and $201 and $220 for the six months ended June 30, 2025 and 2024, respectively.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $286 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $376 and $0 for the six months ended June 30, 2025 and 2024, respectively.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise. We recorded $24 and $16 for the three months ended June 30, 2025 and 2024, respectively, and $48 and $39 for the six months ended June 30, 2025 and 2024, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $643 and $354 as of June 30, 2025 and December 31, 2024 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with this related party are presented net and are included in related party payables in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. As a result, we recognized $84 and $107 in other income, net for the three months ended June 30, 2025 and 2024, respectively, and $244 and $262 for the six months ended June 30, 2025 and 2024, respectively. Related party receivables related to these services were $269 and $194 as of June 30, 2025 and December 31, 2024, respectively.
We lease offices from related parties. Lease payments made to related parties were $279 and $435 for the three months ended June 30, 2025 and 2024, respectively, and $668 and $870 for the six months ended June 30, 2025 and 2024, respectively. Related party rent expense of $448 and $603 were recognized in general and administrative expenses for the three months ended June 30, 2025 and 2024, respectively, and $999 and $1,206 for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, ROU assets of $2,363 and $3,172 and lease liabilities of $1,510 and $4,335 are associated with leases with related parties. Additionally, we paid $700 in lease termination fees related to our former Legacy Research lease during the six months ended June 30, 2025. For more information, see Note 6 – Balance Sheet Components.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
11.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2	$462
Cash paid for income taxes	398	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(1,408)	(930)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	—	55
Fair value of contingent consideration liability related to MMP acquisition	—	707

	As of June 30,
	2025	2024
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$69,112	$109,342
Total cash and cash equivalents	$69,112	$109,342
12.    Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity as of June 30, 2025. The 152,550 Sponsor Earnout Shares held in escrow and the 99,998 Management Member Earnout Shares are considered contingently issuable shares and therefore excluded from the number of Class A common stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Common stock - Class A	47,500,000	2,357,128	2,357,128
Common stock - Class B	15,000,000	13,612,641	13,612,641
Preferred stock	100,000,000	—	—
Total	162,500,000	15,969,769	15,969,769
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
During the three months ended June 30, 2025, we paid quarterly dividends on shares of our Class A common stock. We also declared a special dividend for Class A shareholders on May 1, 2025 which was paid on June 25, 2025. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
The dividends and distributions declared during the six months ended June 30, 2025, on a split adjusted basis, were as follows:

			Dividends		Distributions
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	January 15, 2025	February 26, 2025	$0.60	$1,249	N/A	N/A
Regular	February 27, 2025	March 31, 2025	$0.20	$722	$0.20	$2,766
Regular	May 1, 2025	June 25, 2025	$0.20	$473	$0.20	$2,728
Special	May 1, 2025	June 25, 2025	$0.10	$237	N/A	N/A
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases will depend on market conditions and other requirements. Repurchases under the program have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. During the three and six months ended June 30, 2025, we repurchased 117,673 shares totaling $1,851 in the aggregate, including fees and commissions of $4.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unit holders of MarketWise, LLC in accordance with the MarketWise Operating Agreement.
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The reconciliation of reportable segment Adjusted Basis Net Profit (Loss) to the consolidated totals are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total net revenue for reportable segment (a)	$85,184	$108,184	$171,288	$217,212
Adjustment to total net revenue for reportable segment (b)	(22,315)	(48,113)	(35,310)	(79,896)
Variable expense (c)	(4,901)	(4,612)	(10,714)	(12,407)
Revenue share expense (c)	(6,069)	(1,586)	(9,610)	(3,037)
Direct marketing (c)	(11,408)	(11,460)	(24,706)	(27,986)
Compensation and outside labor (c)	(19,271)	(23,889)	(39,314)	(48,231)
Other overhead (c)	(6,980)	(10,129)	(14,428)	(17,449)
Corporate allocations (c)	(4,081)	(5,485)	(8,154)	(11,016)
Reportable segment Adjusted Net Profit (Loss)	10,159	2,910	29,052	17,190
Reconciliation of Adjusted Net Profit (Loss) to consolidated income before income taxes:
Corporate and all other Adjusted Net Profit (Loss)	(4,736)	(11,633)	(8,309)	(16,811)
Adjustment to total net revenue (b)	22,245	47,870	35,214	79,780
Stock-based compensation expense (d)	(2,557)	(1,657)	(5,698)	(5,464)
Deferred contract acquisition costs (e)	(8,445)	(18,822)	(16,644)	(32,661)
Depreciation and amortization (f)(g)	(472)	(613)	(949)	(1,246)
Other (h)	(271)	3,964	1,136	4,678
Consolidated income before income taxes	$15,923	$22,019	$33,802	$45,466
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

The reconciliation of reportable segment revenues to the consolidated totals are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total net revenue for reportable segment	$85,184	$108,184	$171,288	$217,212
Corporate and all other	(5,234)	(3,138)	(7,831)	(3,175)
Consolidated total net revenue	$79,950	$105,046	$163,457	$214,037

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The CODM does not use segment assets to evaluate segment performance or allocate resources. Therefore, we do not disclose segment assets. Long-lived assets were located in the United States as of June 30, 2025 and 2024.
Subsequent to June 30, 2025, we began a reorganization of our reporting structure by eliminating our 1729 Research and Alta operating subsidiaries, which are also two of our three reporting units. The Company will evaluate the impact of this reorganization on segment reporting, reporting unit determination and on goodwill assessment during the third quarter 2025.

14.    Subsequent Events
Subsequent events have been evaluated through August 7, 2025, which is the date that the financial statements were issued.

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

Second Quarter 2025 Highlights
▪Total net revenue was $80.0 million in the second quarter 2025(2)
▪Total Billings were $58.2 million in second quarter 2025, a year-over-year increase of 10% on an adjusted basis
▪Net income was $15.3 million in second quarter 2025
▪Cash from Operating Activities was $17.8 million in second quarter 2025, an improvement of $21.6 million compared to second quarter 2024
▪Cash and cash equivalents were $69.1 million as of June 30, 2025, and no debt outstanding
▪Announced on August 1, 2025 quarterly and special dividend totaling $0.40 per Class A share
(1) The second quarter 2025 and 2024 quarterly results reported herein are unaudited.
(2) Net Revenue (a GAAP measure) represents Billings that are recognized over the term of the subscription, which can be multiple years. Billings are amounts invoiced to customers in the period and is thus indicative of the current operating environment and demand for our products.
The following table presents net cash provided by operating activities, and the related margin as a percentage of net revenue, Adjusted CFFO (as defined below), a non-GAAP measure, and the related margin as a percentage of Billings, Free Cash Flow and EBITDA (as defined below), both non-GAAP measures, for each of the periods presented. For more information on our non-GAAP measures, see “— Non-GAAP Financial Measures.”

(In thousands)	Three Months Ended June 30,
	2025	2024	% Change
Net cash provided by (used in) operating activities	$17,842	(3,795)	(570.1)%
Total net revenue	79,950	105,046	(23.9)%
Net cash provided by (used in) operating activities margin	22.3%	(3.6)%

Adjusted CFFO	$17,842	$(3,795)	(570.1)%
Billings	58,192	57,577	1.1%
Adjusted CFFO Margin	30.7%	(6.6%)

Free Cash Flow	$17,503	$(4,291)	(507.9)%

EBITDA	$15,654	$21,347	(26.7)%

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
As of June 30, 2025, our paid subscriber base was 394 thousand, down 251 thousand, or 39.0% as compared to 645 thousand at June 30, 2024. Our base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2022, direct-to-paid acquisition has accounted for approximately 50% of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
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
Our high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $600 of our products over their lifetime. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $5,000 of our products over their lifetime. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of June 30, 2025, our high-value composition rate and ultra high-value composition rate were 63% and 30%, respectively.

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

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,			As of and for the Three Months Ended March 31, 2025
	2025	2024	% Change	2025	2024	% Change		% Change
Active Free Subscribers	2,251,301	4,782,307	(52.9)%	2,251,301	4,782,307	(52.9)%	2,983,253	(24.5)%
Paid Subscribers	393,892	645,259	(39.0)%	393,892	645,259	(39.0)%	473,407	(16.8)%
ARPU	$474	$456	3.9%	$474	$456	3.9%	$419	13.1%
New Marketing Billings (in thousands)	$41,614	$38,676	7.6%	$92,933	$93,464	(0.6)%	$51,319	(18.9)%
Net Renewal Billings (in thousands)	$15,403	$17,120	(10.0)%	$33,734	$38,558	(12.5)%	$18,331	(16.0)%
Other Billings (in thousands)	$1,175	$1,781	(34.0)%	$1,981	$2,777	(28.7)%	$806	45.8%
Total Billings (in thousands)	$58,192	$57,577	1.1%	$128,648	$134,799	(4.6)%	$70,456	(17.4)%
Active Free Subscribers. Active Free Subscribers are defined as unique subscribers who have subscribed to one of our free investment publications via a valid email address and who have received and/or consumed our content during the quarter, excluding any Paid Subscribers who also have free subscriptions. Free subscriptions are often daily publications that include some commentary about the stock market, investing ideas, or other specialized topics. Included within our free publications are advertisements and editorial support for our current marketing campaigns. While subscribed to our publications, Active Free Subscribers learn about our editors and analysts, get to know our products and services, and learn more about ways we can help them be a better investor.
Active Free Subscribers decreased by 2.5 million, or 52.9%, to 2.3 million, compared to 4.8 million as of June 30, 2024. The year over year decrease in Active Free Subscribers is a result of fewer free subscribers in total, a reduced number of free products available as we rationalize our offerings, and elevated churn associated with the shutdown of our Legacy Research business.
As of June 30, 2025, Active Free Subscribers decreased by 0.7 million, or 24.5% to 2.3 million, compared to 3.0 million as of March 31, 2025, as the sequential reduction was the result of an increase in focus on attracting new direct to paid subscribers in the quarter.
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
Total Paid Subscribers decreased by 251 thousand, or 39.0%, to 394 thousand as of June 30, 2025 as compared to 645 thousand at June 30, 2024, primarily related to lower customer acquisition as well as elevated churn associated with the shutdown of our Legacy Research business. Additionally, direct marketing spend decreased as we managed profitability given the aforementioned factors. The decrease was further compounded by the loss of approximately 20 thousand Paid Subscribers as part of the sale of the MMP Business in the fourth quarter of 2024.
Total Paid Subscribers decreased by 80 thousand, or 16.8%, to 394 thousand as of June 30, 2025 as compared to 473 thousand as of March 31, 2025. The majority of the decrease related to the churn of previous subscribers within our Legacy Research business who were provided substitute products at the time of that business’ closure. Excluding the churn related to the Legacy Research business closure, other churn was within normal range in the quarter.
Subscriber count churn has ranged from approximately 2.4% to 3.3% per month between 2022 and 2024. Almost all of the subscribers who churned in second quarter 2025 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 55% from 2022 to 2024, is a more meaningful gauge of subscriber satisfaction.
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
ARPU increased by $18, or 3.9%, to $474 as of June 30, 2025 as compared to $456 as of June 30, 2024. The year-over-year increase was driven by a 31% decrease in trailing four quarter Paid Subscribers, while trailing four quarter Billings only decreased by 28%. The decrease in trailing four quarter Paid Subscribers was driven by the winding down of our Legacy Research business. The decrease in trailing four quarter Billings was driven by reduced engagement and conversion of prospective and existing subscribers, as well as the winding down of our Legacy Research business during 2024.
ARPU increased by $55, or 13.1%, to $474 as of June 30, 2025 as compared to $419 as of March 31, 2025. The sequential increase was driven by an 11% decrease in trailing four-quarter average Paid Subscribers, while trailing four-quarter Billings were flat.
While they have declined somewhat recently, our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 1.7 years for the years ended 2024 and 2023 and 1.6 year for the year ended 2022, respectively. Our payback period remains elevated primarily due to a combination of increased customer acquisition costs and lower conversion rates on higher value products.
Billings. Billings represent amounts invoiced to customers. We measure and monitor our Billings because it provides insight into trends in cash generation from our marketing campaigns. We generally bill our subscribers at the time of sale and receive full cash payment up front and defer and recognize a portion of the related revenue ratably over time for term and membership subscriptions. For certain subscriptions, we may invoice our Paid Subscribers at the beginning of the term, in annual or monthly installments, and, from time to time, in multi-year installments. Only amounts invoiced to a Paid Subscriber in a given period are included in Billings. While we believe that Billings provides valuable insight into the cash that will be generated from sales of our subscriptions, this metric may vary from period to period for a number of reasons and, therefore, Billings has a number of limitations as a quarter-over-quarter or year-over-year comparative measure. These reasons include, but are not limited to, the following: (i) a variety of contractual terms could result in some periods having a higher proportion of annual or membership subscriptions than other periods; (ii) fluctuations in payment terms may affect the Billings recognized in a particular period; and (iii) the timing of large campaigns may vary significantly from period to period.
We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.
New Marketing Billings are Billings from all new subscription sales. New Marketing Billings increased by $2.9 million, or 7.6%, to $41.6 million for second quarter 2025 as compared to $38.7 million for second quarter 2024. The increase was primarily driven by Billings from software services in second quarter 2025.
New Marketing Billings decreased by $9.7 million, or 18.9% to $41.6 million for second quarter 2025 as compared to $51.3 million in first quarter 2025. The decrease was primarily driven by highly successful campaigns targeted at existing subscribers in first quarter 2025 as compared to moderately successful campaigns in second quarter 2025.
Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings decreased by $1.7 million, or 10.0%, to $15.4 million for second quarter 2025 as compared to $17.1 million for second quarter 2024. This is primarily a function of a significant decrease (approximately 220 thousand) in average Paid Subscribers for the trailing twelve months ended June 30, 2025 versus the trailing twelve months ended June 30, 2024.
Net Renewal Billings decreased by $2.9 million, or 16.0%, to $15.4 million for second quarter 2025 as compared to $18.3 million for first quarter 2025. The decrease was driven by a smaller population of dollars available to renew in second quarter 2025 as compared to first quarter, driven by the timing of campaigns in previous periods.
Other Billings are Billings from revenue share, advertising and conferences. Other Billings decreased by $0.6 million, or 34.0% to $1.2 million for second quarter 2025 as compared to $1.8 million for second quarter 2024 as a result of reduced revenue share income and advertising.
Other Billings increased by $0.4 million or 45.8% to $1.2 million for second quarter 2025 as compared to $0.8 million for first quarter 2025, as a result of increasing revenue share activity with related parties.
Total Billings increased by $0.6 million, or 1.1%, to $58.2 million for the second quarter 2025 as compared to $57.6 million for second quarter 2024. Excluding Billings from our Legacy Research Group brands, which wound down operations in 2024, Billings increased by $5.5 million or 10.4%.
Total Billings decreased by $12.3 million, or 17.4%, to $58.2 million for second quarter 2025 as compared to $70.5 million for first quarter 2025. The decrease was primarily driven by highly successful campaigns targeted at existing subscribers in first quarter 2025 as compared to moderately successful campaigns in second quarter 2025. In addition, there was a smaller population of renewal dollars available in second quarter versus first quarter.
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
Net Income Attributable to Noncontrolling Interests
As of June 30, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 14.8% and the noncontrolling interest was 85.2%. For the three and six months ended June 30, 2025 net income attributable to controlling interests included a $0.6 million tax provision and a $1.7 million tax provision, respectively, which is 100% attributable to the controlling interest.
As of June 30, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 12.1% and the noncontrolling interest was 87.9%. For the three and six months ended June 30, 2024, net income attributable to controlling interests included a $0.8 million tax provision and a $1.5 million tax provision, respectively, both of which were solely attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$79,309	$104,174	$162,323	$212,786
Related party revenue	641	872	1,134	1,251
Total net revenue	79,950	105,046	163,457	214,037
Operating expenses:
Cost of revenue(1)	10,950	13,379	22,885	26,747
Sales and marketing(1)	31,626	42,722	65,704	90,019
General and administrative(1)	19,744	24,514	37,072	48,316
Research and development(1)	2,141	2,171	4,487	4,320
Depreciation and amortization	500	669	1,031	1,362
Impairment of intangible assets	—	—	380	—
Related party expense	178	257	307	384
Total operating expenses	65,139	83,712	131,866	171,148
Income from operations	14,811	21,334	31,591	42,889
Other income (expense), net	343	(656)	501	(422)
Interest income, net	769	1,341	1,710	2,999
Income before income taxes	15,923	22,019	33,802	45,466
Income tax expense	613	779	1,651	1,514
Net income	15,310	21,240	32,151	43,952
Net income attributable to noncontrolling interests	14,013	19,696	29,964	40,751
Net income attributable to MarketWise, Inc.	$1,297	$1,544	$2,187	$3,201
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	13.7%	12.7%	14.0%	12.5%
Sales and marketing(1)	39.6%	40.7%	40.2%	42.1%
General and administrative(1)	24.7%	23.3%	22.7%	22.6%
Research and development(1)	2.7%	2.1%	2.7%	2.0%
Depreciation and amortization	0.6%	0.6%	0.6%	0.6%
Impairment of intangible assets	—%	—%	0.2%	—%
Related party expense	0.2%	0.2%	0.2%	0.2%
Total operating expenses	81.5%	79.7%	80.7%	80.0%
Income from operations	18.5%	20.3%	19.3%	20.0%
Other income (expense), net	0.4%	(0.6)%	0.3%	(0.2)%
Interest income, net	1.0%	1.3%	1.0%	1.4%
Income before income taxes	19.9%	21.0%	20.7%	21.2%
Income tax expense	0.8%	0.7%	1.0%	0.7%
Net income	19.1%	20.2%	19.7%	20.5%
Net income attributable to noncontrolling interests	17.5%	18.7%	18.3%	19.0%
Net income attributable to MarketWise, Inc.	1.6%	1.5%	1.3%	1.5%

(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

Comparison of Three Months Ended June 30, 2025 and Three Months Ended June 30, 2024
Net Revenue

(In thousands)	Three Months Ended June 30,		$ Change	% Change
	2025	2024
Net revenue	$79,950	$105,046	$(25,096)	(23.9)%
The decrease in net revenue was primarily driven by a $17.8 million decrease in term subscription revenue and a $6.7 million decrease in membership subscription revenue.
Term subscription revenue decreased during the three months ended June 30, 2025 primarily due to the wind down of Legacy Research, which contributed $11.5 million to the overall term subscription revenue decrease.
Membership revenue decreased during the three months ended June 30, 2025 primarily due to Legacy Research, which contributed $8.2 million to the overall membership subscription revenue decrease.

Operating Expenses

(In thousands)	Three Months Ended June 30,		$ Change	% Change
	2025	2024
Operating expenses:
Cost of revenue	$10,950	$13,379	$(2,429)	(18.2)%
Sales and marketing	31,626	42,722	(11,096)	(26.0)%
General and administrative	19,744	24,514	(4,770)	(19.5)%
Research and development	2,141	2,171	(30)	(1.4)%
Depreciation and amortization	500	669	(169)	(25.3)%
Related party expenses	178	257	(79)	(30.7)%
Total operating expenses	$65,139	$83,712	$(18,573)	(22.2)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $1.6 million decrease in freelance editorial expenses and a $0.9 million decrease in incentive compensation. This was partially offset by a $0.4 million increase in stock-based compensation expense and a $0.3 million increase in salaries, taxes and benefits.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $10.5 million decrease in amortization of deferred contract acquisition costs, a $1.7 million decrease in salaries due to a reduction in workforce. This was partially offset by a $0.6 million increase in marketing expense and a 0.3 million increase in stock-based compensation expense.
General and Administrative
General and administrative expense decreased primarily driven by a $1.2 million decrease in salaries, taxes and benefits expense due to a reduction in workforce, a $1.7 million decrease in professional fees, a $1.0 million decrease in incentive compensation, and a $0.4 million decrease in severance expense. This was partially offset by a $0.8 increase in stock-based compensation expense.
Comparison of Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024
Net Revenue

(In thousands)	Six Months Ended June 30,		$ Change	% Change
	2025	2024
Net revenue	$163,457	$214,037	$(50,580)	(23.6)%
The decrease in net revenue was primarily driven by a $35.4 million decrease in term subscription revenue, a $14.4 million decrease in membership subscription revenue and a $0.7 million decrease in non-subscription revenue.
Term subscription revenue decreased during the six months ended June 30, 2025 primarily due to the wind down of Legacy Research, which contributed $23.1 million to the overall term subscription revenue decrease. Term subscription revenue also decreased during the six months ended June 30, 2025 due to lower billings as compared to the 2024 period which was driven by reduced engagement of prospective and existing subscribers in the 2025 period.
Membership revenue decreased during the six months ended June 30, 2025 primarily due to Legacy Research, which contributed $15.5 million to the overall membership subscription revenue decrease. Membership subscription revenue also decreased during the six months ended June 30, 2025 primarily driven by lower billings as compared to the 2024 period.

Operating Expenses

(In thousands)	Six Months Ended June 30,		$ Change	% Change
	2025	2024
Operating expenses:
Cost of revenue	$22,885	$26,747	$(3,862)	(14.4)%
Sales and marketing	65,704	90,019	(24,315)	(27.0)%
General and administrative	37,072	48,316	(11,244)	(23.3)%
Research and development	4,487	4,320	167	3.9%
Depreciation and amortization	1,031	1,362	(331)	(24.3)%
Impairment of intangible assets	380	—	380	N/M
Related party expenses	307	384	(77)	(20.1)%
Total operating expenses	$131,866	$171,148	$(39,282)	(23.0)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $3.1 million decrease in freelance editorial expenses, a $1.0 million decrease in incentive compensation, a $0.7 million decrease in credit card fees, and a $0.5 million decrease in outside labor. This was partially offset by a $1.0 increase in stock-based compensation expense and a $0.5 million increase in salaries, taxes, and benefits.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $20.7 million decrease in amortization of deferred contract acquisition costs, and $2.8 million decrease in salaries, taxes and benefits primarily due to reductions in workforce in 2024.
General and Administrative
General and administrative expense decreased driven by a $1.6 million decrease due to the Legacy lease termination, $1.5 million decrease in salaries, taxes, and benefits, $1.4 million decrease due to the change in fair value of contingent consideration related to brands sold during 2024, and a $0.7 million decrease in severance expense, both due to reductions in workforce in 2024, and a $0.7 decrease in stock-based compensation expense, a $0.6 million decrease in software expense, a $0.5 million decrease in outside labor, and a $0.5 million decrease in incentive compensation.
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
In the first quarter, we introduced two additional non-GAAP financial measures: Free Cash Flow and EBITDA. These new non-GAAP financial measures are intended to provide investors with additional information regarding our liquidity and operating performance, and they are commonly used within our industry.
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

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Adjusted CFFO	$17,842	$(3,795)	(570.1)%	$19,575	$(22,306)	(187.8)%
Adjusted CFFO Margin	30.7%	(6.6)%		15.2%	(16.5)%

Free Cash Flow	$17,503	$(4,291)	(507.9)%	$19,014	$(23,054)	(182.5)%

EBITDA	$15,654	$21,347	(26.7)%	33,123	43,829	(24.4)%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Net cash provided by (used in) operating activities	$17,842	$(3,795)	(570.1)%	$19,575	$(22,306)	(187.8)%
Non-recurring expenses	—	—	N/M	—	—	N/M
Adjusted CFFO	$17,842	$(3,795)	(570.1)%	$19,575	$(22,306)	(187.8)%
N/M: Not meaningful

The following table provides the calculation of net cash provided by operating activities as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Net cash provided by (used in) operating activities	$17,842	$(3,795)	(570.1)%	$19,575	$(22,306)	(187.8)%
Total net revenue	79,950	105,046	(23.9)%	163,457	214,037	(23.6)%
Net cash provided by (used in) operating activities margin	22.3%	(3.6)%		12.0%	(10.4)%

Adjusted CFFO	$17,842	$(3,795)	(570.1)%	$19,575	$(22,306)	(187.8)%
Billings	58,192	57,577	1.1%	128,648	134,799	(4.6)%
Adjusted CFFO Margin	30.7%	(6.6%)		15.2%	(16.5%)
CFFO and Adjusted CFFO for the six months ended June 30, 2025 was primarily due to net income of $32.2 million, adjusted for net non-cash items which increased cash by $8.0 million. This was partially offset by net changes in our operating assets and liabilities which reduced cash by $20.5 million, including incentive compensation payouts.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow for each of the periods presented:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Net cash provided by (used in) operating activities	$17,842	$(3,795)	(570.1)%	$19,575	$(22,306)	(187.8)%
Capital expenditures	(339)	(496)	(31.7)%	(561)	(748)	(25.0)%
Free Cash Flow	$17,503	$(4,291)	(507.9)%	$19,014	$(23,054)	(182.5)%
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
The following table provides a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to EBITDA for each of the periods presented:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Net income	$15,310	$21,240	(27.9)%	32,151	43,952	(26.8)%
Interest income, net	(769)	(1,341)	(42.7)%	(1,710)	(2,999)	(43.0)%
Income tax expense	613	779	(21.3)%	1,651	1,514	9.0%
Depreciation and amortization	500	669	(25.3)%	1,031	1,362	(24.3)%
EBITDA	$15,654	$21,347	(26.7)%	$33,123	$43,829	(24.4)%
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
We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. We expect that as we grow our business, the amount of our float will increase. The Company estimates that the amount of float was approximately $87.8 million and $119.7 million as of June 30, 2025 and December 31, 2024, respectively. As part of the Company's broader capital allocation strategy, our consolidated cash balance may from time to time decline below our estimate of the long term float requirement.
The Company invests a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the three and six months ended June 30, 2025, the Company earned interest income of $0.8 million and $1.7 million, respectively, on our cash portfolio which was invested solely in money market funds.
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
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents, and restricted cash of $69.1 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. We expect that our anticipated operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

We pay quarterly dividends on shares of our Class A common stock and distributions on our LLC Units. We also declared a special dividend for Class A shareholders on May 1, 2025. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
The dividends and distributions declared during the six months ended June 30, 2025, on a split adjusted basis, were as follows:

			Dividends		Distributions
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	January 15, 2025	February 26, 2025	$0.60	$1,249	N/A	N/A
Regular	February 27, 2025	March 31, 2025	$0.20	$722	$0.20	$2,766
Regular	May 1, 2025	June 25, 2025	$0.20	$473	$0.20	$2,728
Special	May 1, 2025	June 25, 2025	$0.10	$237	N/A	N/A
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
We expect to incur payment obligations under the Tax Receivable Agreement (“TRA”) in the future. These obligations correspond to future cash tax savings that MarketWise, Inc. derives from tax-related benefits created as MarketWise Members exchange their LLC Units for Class A shares of MarketWise, Inc. This obligation is equal to 85% of the estimated future tax benefit for MarketWise, Inc. and is recorded as a TRA liability on the condensed consolidated balance sheet. The TRA liability was $4.3 million as of June 30, 2025. No payments have been made under the TRA, and no significant payments are expected in the next 12 months. However, these obligations may be significant in the future. MarketWise, Inc. intends to cause MarketWise, LLC to make distributions to MarketWise, Inc. in an amount sufficient to allow MarketWise, Inc. to pay its tax obligations and operating expenses, including distributions to fund any payments due under the TRA. If MarketWise, LLC does not have sufficient cash to fund distributions to MarketWise, Inc. in amounts sufficient to cover MarketWise, Inc.’s obligations under the TRA, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that MarketWise, Inc. is unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid. For additional information regarding the TRA, see the section entitled “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” in the Annual Report.
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members and to MarketWise, Inc. in amounts sufficient for the recipients to pay taxes due on their share of MarketWise income at prevailing individual income tax rates, which for the 2024 tax year the highest federal, state and local tax rate the Company used was 49.75%. In second quarter 2025, MarketWise, LLC made quarterly tax distributions of $22.8 million proportionately to all MarketWise Members, including MarketWise, Inc. These quarterly tax distributions to MarketWise, Inc. exceeded its corporate tax liability and enabled MarketWise, Inc. to declare and pay the aforementioned special dividend with the excess tax distribution proceeds. We expect MarketWise, Inc. will receive quarterly tax distributions in future quarters however the amount is uncertain.

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
Share Repurchase Program
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million shares of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases will depend on market conditions and other requirements. Repurchases under the program have been authorized for the 12 months following the announcement but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. During the three and six months ended June 30, 2025, we repurchased 117,673 shares totaling $1.9 million in the aggregate, including fees and commissions of $4 thousand.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unit holders of MarketWise, LLC.
Legacy Reorganization
In October 2024, we completed our reorganization and operational transition plans with respect to substantially all of the Legacy Research brands. The Company dissolved substantially all of the Legacy Research legal entities during second quarter 2025. For further background, see Note 4 – Acquisitions and Disposals in our Annual Report on Form 10-K for the year ended December 31, 2024.
In March 2025, Legacy Research agreed to terminate its office lease early. During the three and six months ended June 30, 2025, the Company recorded an impairment loss on leasehold improvement assets totaling $0.4 million, and the related lease was terminated for a gain of $1.6 million, which is included within general and administrative expense.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$19,575	$(22,306)
Net cash used in investing activities	(561)	(748)
Net cash used in financing activities	(47,778)	(22,723)
Operating Activities
For the six months ended June 30, 2025, net cash provided by operating activities was $19.6 million, primarily due to net income of $32.2 million, adjusted for net non-cash items which increased cash by $8.0 million, and partially offset by net changes in our operating assets and liabilities which reduced cash by $20.5 million. The non-cash items include stock-based compensation expense and depreciation and amortization of $5.7 million and $1.0 million, respectively. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $33.1 million due to lower Billings, partially offset by a decrease in deferred contract acquisition costs, which increased cash by $16.6 million.

For the six months ended June 30, 2024, net cash used by operating activities was $22.3 million, primarily due to net income of $44.0 million, adjusted for net non-cash items which increased cash by $9.8 million, and net changes in our operating assets and liabilities which reduced cash by $76.1 million, largely due to timing differences in the net receipt of cash. The non-cash items include stock-based compensation expense and depreciation and amortization of $5.5 million and $1.4 million, respectively. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $86.9 million due to lower Billings, and a decrease in accrued expenses, which decreased cash by $29.3 million, partially offset by a decrease in deferred contract acquisition costs, which increased cash by $32.9 million.
Investing Activities
For the six months ended June 30, 2025, net cash used in investing activities was $0.6 million, primarily driven by $0.4 million in capitalized software development costs.
For the six months ended June 30, 2024, net cash used in investing activities was $0.7 million, primarily driven by $0.7 million in capitalized software development costs.
Financing Activities
For the six months ended June 30, 2025, net cash used in financing activities was $47.8 million, primarily due to $42.9 million in distributions to noncontrolling interests, $2.8 million in dividends to Class A shareholders, and $1.9 million in repurchases of stock.
For the six months ended June 30, 2024, net cash used in financing activities was $22.7 million, primarily due to $10.8 million in repurchases of stock, $10.2 million in distributions to noncontrolling interests and $1.2 million in restricted stock units withheld to pay taxes.
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
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2024 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2024 Annual Report on Form 10-K for further discussion of these two policies. During the three and six months ended June 30, 2025, there were no material changes to these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable.
Item 1A. Risk Factors.
The risks described below could have a material adverse impact on our business, financial condition, or operating results. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.
There have been no material changes in the risk factors disclosed in Part 1, Item 1A, of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plan (in thousands)
April 1 to April 30, 2025	20,306	$10.78	20,306	$49,781
May 1 to May 31, 2025	75,493	$16.53	75,493	$48,533
June 1 to June 30, 2025	21,874	$17.43	21,874	$48,152
Total	117,673		117,673
(1)    In February 2025, our Board of Directors authorized the repurchase of up to $50.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on February 28, 2026.

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

10.1	Amendment to the MarketWise, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2025).
10.2
Letter Agreement by and between Dr. David Eifrig and MarketWise, Inc. dated May 23, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 27, 2025).

10.3	MarketWise Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Issuer’s current report on Form 8-K filed on January 13, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Label Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKETWISE, INC.

Date: August 7, 2025	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Operating and Financial Officer