Form 10-Q
period 2025-09-30
MARKETWISE, INC.
filed 2025-11-06
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 3, 2025, there were 2,416,640 shares of the registrant’s Class A common stock and 13,612,641 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements.
MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$50,535	$97,876
Accounts receivable	4,147	1,876
Prepaid expenses	15,665	10,051
Related party receivables	475	547
Deferred contract acquisition costs	44,910	57,214
Other current assets	1,283	1,269
Total current assets	117,015	168,833
Property and equipment, net	276	592
Operating lease right-of-use assets	6,932	3,182
Intangible assets, net	3,965	4,673
Goodwill	30,043	30,043
Deferred contract acquisition costs, noncurrent	34,202	42,121
Deferred tax assets	9,223	10,071
Total assets	$201,656	$259,515
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$3,619	$4,011
Related party payables	692	338
Accrued expenses	24,972	23,272
Deferred revenue and other contract liabilities	188,680	217,973
Operating lease liabilities	779	1,629
Other current liabilities	10,450	12,985
Total current liabilities	229,192	260,208
Deferred revenue and other contract liabilities, noncurrent	186,246	209,013
Related party TRA liability, noncurrent (Note 9)	4,260	2,669
Other liabilities, noncurrent	2,549	2,811
Operating lease liabilities, noncurrent	5,360	2,738
Total liabilities	427,607	477,439
Commitments and Contingencies	—	—
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 47,500,000 shares authorized; 2,451,469 and 1,978,013 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Common stock - Class B, par value of $0.0001 per share, 15,000,000 shares authorized; 13,612,641 and 13,994,498 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	101,052	106,691
Accumulated other comprehensive income	22	56
Accumulated deficit	(115,592)	(119,284)
Total stockholders’ deficit attributable to MarketWise, Inc.	(14,517)	(12,536)
Noncontrolling interest	(211,434)	(205,388)
Total stockholders’ deficit	(225,951)	(217,924)
Total liabilities and stockholders’ deficit	$201,656	$259,515
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$80,835	$96,975	$243,158	$309,761
Related party revenue	436	211	1,570	1,462
Total net revenue	81,271	97,186	244,728	311,223
Operating expenses:
Cost of revenue (1)	10,599	12,902	33,484	39,649
Sales and marketing (1)	31,146	36,644	96,850	126,663
General and administrative (1)	18,781	22,480	55,853	70,796
Research and development (1)	2,141	2,614	6,628	6,934
Depreciation and amortization	651	635	1,682	1,997
Impairment of intangible assets	—	—	380	—
Related party expense	133	9	440	393
Total operating expenses	63,451	75,284	195,317	246,432
Income from operations	17,820	21,902	49,411	64,791
Other income, net	478	632	979	210
Interest income, net	685	1,185	2,395	4,184
Income before income taxes	18,983	23,719	52,785	69,185
Income tax expense	1,068	973	2,719	2,487
Net income	17,915	22,746	50,066	66,698
Net income attributable to noncontrolling interests	16,410	21,026	46,374	61,777
Net income attributable to MarketWise, Inc.	$1,505	$1,720	$3,692	$4,921

Earnings per share – basic	$0.60	$0.88	$1.61	$2.59

Earnings per share – diluted	$0.58	$0.87	$1.54	$2.51

Weighted average shares outstanding – basic	2,489	1,948	2,300	1,898

Weighted average shares outstanding – diluted	2,598	1,982	2,401	1,959

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$17,915	$22,746	$50,066	$66,698
Other comprehensive (loss) income:
Cumulative translation adjustment	(34)	46	(34)	(9)
Total comprehensive income	$17,881	$22,792	$50,032	$66,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at July 1, 2025	2,357,128	$—	13,612,641	$1	$101,281	$56	$(117,097)	$(15,759)	$(211,259)	$(227,018)
Equity-based compensation	—	—	—	—	2,300	—	—	2,300	—	2,300
Vesting of restricted stock units	226,363	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(74,798)	—	—	—	(1,556)	—	—	(1,556)	—	(1,556)
Repurchase of Class A shares	(57,224)	—	—	—	(1,050)	—	—	(1,050)	—	(1,050)
Cash dividends declared to Class A shareholders	—	—	—	—	(1,186)	—	—	(1,186)	—	(1,186)
Reversal of cumulative accrued dividends on Earnout Shares (see Note 8)	—	—	—	—	1,263	—	—	1,263	—	1,263
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,585)	(16,585)
Foreign currency translation adjustments	—	—	—	—	—	(34)	—	(34)	—	(34)
Net income	—	—	—	—	—	—	1,505	1,505	16,410	17,915
Balance at September 30, 2025	2,451,469	$—	13,612,641	$1	$101,052	$22	$(115,592)	$(14,517)	$(211,434)	$(225,951)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at July 1, 2024	1,929,849	—	14,019,498	1	99,463	10	(123,142)	(23,668)	(240,286)	(263,954)
Equity-based compensation	—	—	—	—	3,160	—	—	3,160	—	3,160
Restricted stock units withheld to pay taxes	21,463	—	—	—	—	—	—	—	—	—
Repurchase of Class A shares	(7,369)	—	—	—	(196)	—	—	(196)	—	(196)
Cash dividends declared to Class A shareholders	—	—	—	—	(629)	—	—	(629)	—	(629)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,823)	(8,823)
Issuance per redemption of Class B shares for Class A	25,000	—	(25,000)	—	(445)	—	—	(445)	445	—
Foreign currency translation adjustments	—	—	—	—	—	46	—	46	—	46
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	535	—	—	535	—	535
Net income	—	—	—	—	—	—	1,720	1,720	21,026	22,746
Balance at September 30, 2024	1,968,943	$—	13,994,498	$1	$101,888	$56	$(121,422)	$(19,477)	$(227,638)	$(247,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1,978,013	$—	13,994,498	$1	$106,691	$56	$(119,284)	$(12,536)	$(205,388)	$(217,924)
Equity-based compensation	—	—	—	—	8,710	—	—	8,710	—	8,710
Issuance of common stock	15,249	—	—	—	283	—	—	283	—	283
Vesting of restricted stock units	365,010	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(113,763)	—	—	—	(2,139)	—	—	(2,139)	—	(2,139)
Repurchase of Class A shares	(174,897)	—	—	—	(2,901)	—	—	(2,901)	—	(2,901)
Cash dividends declared to Class A shareholders	—	—	—	—	(4,101)	—	—	(4,101)	—	(4,101)
Reversal of cumulative accrued dividends on Earnout Shares (see Note 8)	—	—	—	—	1,263	—	—	1,263	—	1,263
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(59,454)	(59,454)
Issuance per redemption of Class B shares for Class A	381,857	—	(381,857)	—	(7,034)	—	—	(7,034)	7,034	—
Foreign currency translation adjustments	—	—	—	—	—	(34)	—	(34)	—	(34)
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	280	—	—	280	—	280
Net income	—	—	—	—	—	—	3,692	3,692	46,374	50,066
Balance at September 30, 2025	2,451,469	$—	13,612,641	$1	$101,052	$22	$(115,592)	$(14,517)	$(211,434)	$(225,951)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	1,819,123	$—	14,404,605	$1	$115,196	$65	$(126,343)	$(11,081)	$(277,862)	$(288,943)
Equity-based compensation	—	—	—	—	7,101	—	—	7,101	—	7,101
Issuance of common stock	10,825	—	—	—	213	—	—	213	—	213
Vesting of restricted stock units	124,332	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(35,337)	—	—	—	(1,368)	—	—	(1,368)	—	(1,368)
Repurchase of Class B shares	—	—	(360,107)	—	(10,803)	—	—	(10,803)	—	(10,803)
Cash dividends declared to Class A shareholders	—	—	—	—	(1,619)	—	—	(1,619)	—	(1,619)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(19,060)	(19,060)
Issuance per redemption of Class B shares for Class A	50,000	—	(50,000)	—	(916)	—	—	(916)	916	—
Foreign currency translation adjustments	—	—	—	—	—	(9)	—	(9)	—	(9)
Change in noncontrolling interest	—	—	—	—	(6,591)	—	—	(6,591)	6,591	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	675	—	—	675	—	675
Net income	—	—	—	—	—	—	4,921	4,921	61,777	66,698
Balance at September 30, 2024	1,968,943	$—	13,994,498	$1	$101,888	$56	$(121,422)	$(19,477)	$(227,638)	$(247,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$50,066	$66,698
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,682	1,997
Impairment of property and equipment, net	380	—
Stock-based compensation	8,448	8,668
Change in fair value of contingent consideration	(1,253)	269
Deferred taxes	2,719	2,136
Unrealized gains on foreign currency	(24)	(128)
Other gains	(2,250)	—
Noncash lease expense	2,790	1,530
Changes in operating assets and liabilities:
Accounts receivable	(2,230)	2,304
Related party receivables and payables	1,679	3,588
Prepaid expenses	(5,614)	312
Other current assets and other assets	(14)	953
Deferred contract acquisition costs	19,444	50,397
Trade and other payables	(368)	2,176
Accrued expenses	1,700	(32,671)
Deferred revenue	(50,718)	(133,595)
Operating lease liabilities	(3,122)	(1,073)
Other current and long-term liabilities	(1,571)	(1,696)
Net cash provided by (used in) operating activities	21,744	(28,135)
Cash flows from investing activities:
Purchases of property and equipment	(178)	(52)
Capitalized software development costs	(860)	(736)
Net cash used in investing activities	(1,038)	(788)
Cash flows from financing activities:
Proceeds from issuance of common stock	283	213
Repurchases of stock	(2,901)	(10,803)
Restricted stock units withheld to pay taxes	(2,139)	(1,368)
Dividends paid to Class A shareholders	(3,802)	(1,113)
Tax distributions to noncontrolling interests	(50,005)	(10,424)
Other distributions to noncontrolling interests	(9,449)	(8,636)
Net cash used in financing activities	(68,013)	(32,131)
Effect of exchange rate changes on cash	(34)	(9)
Net decrease in cash, cash equivalents and restricted cash	(47,341)	(61,063)
Cash, cash equivalents and restricted cash — beginning of period	97,876	155,174
Cash, cash equivalents and restricted cash — end of period	$50,535	$94,111
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
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s condensed consolidated financial statements (“financial statements”). As of September 30, 2025, MarketWise, Inc. had a 15.3% ownership interest in MarketWise, LLC.
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
Unaudited Interim Financial Information
The accompanying unaudited financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2024 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2025, the results of operations, comprehensive income, stockholders’ deficit, and cash flows for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.

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
Net income for the three and nine months ended September 30, 2025 and 2024 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of September 30, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 15.3% and the noncontrolling interest was 84.7%. For the three months ended September 30, 2025, net income attributable to controlling interests included a $1,068 tax provision, and for the nine months ended September 30, 2025, net income attributable to controlling interests included a $2,719 tax provision, both of which were solely attributable to the controlling interest.
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
Accounting Standards Issued But Not Yet Adopted
In September 2025, FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments revise the capitalization criteria for internal-use software costs and eliminate stage-based development guidance. The update is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the guidance to determine the impact on its financial statements
Reclassifications
Certain prior period amounts presented within the Condensed Consolidated Statements of Cash Flows have been reclassified to conform with the current period presentation. Specifically, the Company began separately presenting “tax distributions to noncontrolling interests” and “other distributions to noncontrolling interests” during the nine months ended September 30, 2025, which were previously combined as “distributions to noncontrolling interests” in the prior year. .
3.    Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Three Months Ended September 30, 2025
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$80,716	$—	$—	$—	$80,716
Transferred at a point in time	—	7	436	112	555
Total	$80,716	$7	$436	$112	$81,271

	Three Months Ended September 30, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$96,841	$—	$—	$—	$96,841
Transferred at a point in time	—	111	211	23	345
Total	$96,841	$111	$211	$23	$97,186

	Nine Months Ended September 30, 2025
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$242,922	$—	$—	$—	$242,922
Transferred at a point in time	—	30	1,570	206	1,806
Total	$242,922	$30	$1,570	$206	$244,728

	Nine Months Ended September 30, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$308,893	$—	$—	$—	$308,893
Transferred at a point in time	—	788	1,462	80	2,330
Total	$308,893	$788	$1,462	$80	$311,223

Revenue recognition by subscription type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Membership subscriptions	$42,107	$47,165	125,927	$145,393
Term subscriptions	38,609	49,676	116,995	163,500
Non-subscription revenue	555	345	1,806	2,330
Total	$81,271	$97,186	244,728	$311,223
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

	As of
	September 30, 2025	December 31, 2024
Contract balances
Accounts receivable	$4,147	$1,876
Obligations for refunds	$1,836	$2,647
Deferred revenue – current	$186,844	$215,326
Deferred revenue – non-current	$186,246	$209,013
We recognized $49,352 and $65,476 of revenue during the three months ended September 30, 2025 and 2024, respectively, and $179,465 and $237,125 during the nine months ended September 30, 2025 and 2024, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $4,147 and $1,876 as of September 30, 2025 and December 31, 2024, respectively, related to the timing of cash settlement with our credit card processor.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2025	$99,335
Royalties and sales commissions	10,056
Revenue share and cost per acquisition fees	19,175
Amortization of capitalized costs	(49,454)
Balance at September 30, 2025	$79,112
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three and nine months ended September 30, 2025 and 2024.
Remaining Performance Obligations
As of September 30, 2025, the Company had $374,926 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 50% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at January 1, 2025	$30,043
Balance at September 30, 2025	$30,043

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	September 30, 2025
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(11,598)	$845	1.4
Tradenames	3,588	(3,150)	438	3.0
Capitalized software development costs	6,122	(4,527)	1,595	3.7
Finite-lived intangible assets, net	22,153	(19,275)	2,878

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$23,240	$(19,275)	$3,965

	December 31, 2024
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(11,087)	$1,356	2.1
Tradenames	3,588	(2,921)	667	3.2
Capitalized software development costs	5,262	(3,699)	1,563	2.8
Finite-lived intangible assets, net	21,293	(17,707)	3,586

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$22,380	$(17,707)	$4,673
We recorded amortization expense related to finite-lived intangible assets of $1,004 and $576 for the three months ended September 30, 2025 and 2024, respectively, and $2,396 and $1,822 for the nine months ended September 30, 2025 and 2024, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $385 and $318 for the three months ended September 30, 2025 and 2024, respectively, and $828 and $860 for the nine months ended September 30, 2025 and 2024, respectively.
We recorded additions (reductions) to capitalized software development costs of $462 and $(38) for the three months ended September 30, 2025 and 2024, respectively, and $860 and $736 for the nine months ended September 30, 2025 and 2024, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of September 30, 2025, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2025	$458
2026	1,441
2027	368
2028	555
2029	53
Thereafter	3
Finite-lived intangible assets, net	$2,878

5.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	September 30, 2025
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$46,039	$—	$—	$46,039
Contingent consideration receivable	—	—	142	142
Total assets	46,039	—	142	46,181
Liabilities:
Profits interests, noncurrent	—	—	2,549	2,549
Total liabilities	$—	$—	$2,549	$2,549

	December 31, 2024
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$96,069	$—	$—	$96,069
Contingent consideration receivable	—	—	146	146
Total assets	96,069	—	146	96,215
Liabilities:
Profits interests, noncurrent	—	—	2,811	2,811
Total liabilities	$—	$—	$2,811	$2,811
The level 3 assets relate to contingent consideration receivables primarily from a related party associated with the sale of brands disposed as part of the Legacy Reorganization, the Buttonwood Publishing sale. The level 3 liabilities relate to profits interests, which are presented in other liabilities, noncurrent on the condensed consolidated balance sheets.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table summarizes the changes in fair value of the recurring Level 3 fair value measurements during the nine months ended September 30, 2025:

		Level 3 Fair Value Measurements
	Income Statement Line Item That Includes The Gains And Losses	Contingent consideration receivable	Profits interests, noncurrent

Balance at December 31, 2024		$146	$2,811
Issues		41	—
Total gains (losses) recorded in earnings	General and administrative expense	1,253	—
Total (gains) losses recorded in earnings	General and administrative expense	—	(262)
Payments received		(1,298)	—
Balance at September 30, 2025		$142	$2,549
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable and profits interests at their measurement dates:

As of
September 30, 2025
Contingent consideration receivable
Discount rate	25.0%

Profits interests
Discount rate	25.0%
Discount for lack of marketability	30.7%

6.    Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $0 and $43 for the three months ended September 30, 2025 and 2024, respectively, and $0 and $99 for the nine months ended September 30, 2025 and 2024, respectively. The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
$24 and $245, for the three months ended September 30, 2025 and 2024, respectively, and $502 and $723 for the nine months ended September 30, 2025 and 2024, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	September 30, 2025	December 31, 2024
Furniture and fixtures	5 years	$974	$960
Computers, software and equipment	3 years	1,755	1,653
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	61	1,271
		2,790	3,884
Less: Accumulated depreciation and amortization		(2,514)	(3,292)
Total property and equipment, net		$276	$592
Depreciation and amortization expense for property and equipment was $32 and $59 for the three months ended September 30, 2025 and 2024, respectively, and $114 and $175 for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company recorded an impairment loss on leasehold improvement assets totaling $380, and the related lease was terminated for a gain of $1,646, which is included within general and administrative expense.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	September 30, 2025	December 31, 2024
Commission and variable compensation	$12,024	$10,523
Payroll and benefits	3,856	5,164
Other accrued expenses	9,092	7,585
Total accrued expenses	$24,972	$23,272

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
7.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue	$639	$889	$2,827	$2,031
Sales and marketing	542	880	2,013	1,999
General and administrative	1,569	1,435	3,608	4,638
Total stock based-compensation expense	$2,750	$3,204	$8,448	$8,668
Total stock-based compensation expense includes expenses related to our 2021 Incentive Award Plan, our ESPP and profits interests, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
2021 Incentive Award Plan	$2,286	$3,124	$8,671	$6,897
Employee Stock Purchase Plan	14	36	39	204
Profits interests	450	44	(262)	1,567
Total stock-based compensation expense	$2,750	$3,204	$8,448	$8,668
2021 Incentive Award Plan
During the nine months ended September 30, 2025, we granted 57,823 restricted stock units (“RSUs”) to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
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
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes are summarized as follows, including granted, exercised and forfeited from January 1, 2025 to September 30, 2025.

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	1,269,883	$25.60	60,965	$81.00
Granted	57,823	16.33	—	—
Vested (RSUs) or Exercised (SARs)	(365,010)	31.51	—	—
Forfeited	(58,284)	23.90	(1,920)	81.00
Expired	—	—	—	—
Outstanding at September 30, 2025	904,412	$22.65	59,045	$81.00
Exercisable at September 30, 2025	—	$—	59,045	$81.00

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The stock compensation expense related to the RSU and SAR grants was $2,286 and $3,124 for the three months ended September 30, 2025 and 2024, respectively, and $8,671 and $6,897 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, 59,045 SARs were exercisable and they have a remaining contractual term of 5.9 years.
Employee Stock Purchase Plan
The Company recognized $14 and $36 of stock-based compensation expense related to the ESPP for the three months ended September 30, 2025 and 2024, respectively, and $39 and $204 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, $61 has been withheld on behalf of employees for the December 31, 2025 purchase date.
The Company issued 15,249 shares of Class A common stock for $283 related to employee purchases under the ESPP during the nine months ended September 30, 2025.
Profits Interests
The Company recognized $450 and $44 of stock-based compensation (benefit) expense related to the profits interests, which are liability classified, for the three months ended September 30, 2025 and 2024, respectively, and $(262) and $1,567 for the nine months ended September 30, 2025 and 2024, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
8.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic earnings per share:
Numerator:
Net income	$17,915	$22,746	$50,066	$66,698
Less: Net income attributable to noncontrolling interests	16,410	21,026	46,374	61,777
Net income attributable to Class A common stockholders	$1,505	$1,720	$3,692	$4,921

Denominator:
Weighted average shares outstanding (in thousands)	2,489	1,948	2,300	1,898

Basic earnings per share	$0.60	$0.88	$1.61	$2.59

Diluted earnings per share:
Numerator:
Net income	$17,915	$22,746	$50,066	$66,698
Less: Net income attributable to noncontrolling interests	16,410	21,026	46,374	61,777
Net income attributable to Class A common stockholders	$1,505	$1,720	$3,692	$4,921

Denominator:
Weighted average shares outstanding (in thousands)	2,598	1,982	2,401	1,959

Diluted earnings per share	$0.58	$0.87	$1.54	$2.51
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Sponsor and MarketWise Management Member Earnout Shares: the 152,550 Sponsor Earnout Shares and the 99,998 MarketWise Management Member Earnout Shares held in escrow were excluded from the earnings per share computation in the 2024 periods since the earnout contingency had not been met. In July 2025, the earnout period for all 252,548 previously escrowed Management Member Earnout Shares and Sponsor Earnout Shares (“EO Shares”) expired. As a result, there was no dilution to other shareholders

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
related to this arrangement. As a result of the EO Shares expiration, the Company reversed $1,263 in cumulative dividends that had been accrued attributable to the EO Shares during the earnout period.
▪Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs. The diluted earnings per share calculation includes the impact of unvested RSUs, where the impact is dilutive, unless the Company has a net loss.
▪Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The diluted earnings per share calculation includes the impact of dilutive shares and excludes the impact of antidilutive shares under the ESPP as of September 30, 2025 and 2024.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Shares subject to outstanding RSUs	673	1,126	833	481
Shares subject to outstanding SARs	59	66	59	72
Total	732	1,192	892	553

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
Our effective tax rate was 5.2% and 3.6% for the nine months ended September 30, 2025 and 2024, respectively. The main driver of the effective income tax rate for the nine months ended September 30, 2025 was the income allocation to the noncontrolling interest. The main driver of the increase in the effective tax rate from the nine months ended September 30, 2024 is the impact of discrete items related to the gain on settlement of lease liability upon termination and related impairment of leasehold improvements and change in fair value of contingent consideration. Our effective tax rate for the nine months ended September 30, 2025 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
As part of the Transactions (as defined and discussed in our Current Report on Form 8-K filed with the SEC on July 28, 2021), we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders. Pursuant to our election under Section 754 of the Code, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein)

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability will represent approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate being able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the nine months ended September 30, 2025, Members of MarketWise, LLC exchanged an aggregate of 381,857 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 381,857 newly-issued shares of Class A common stock. As a result, we have recorded a cumulative liability of $4,260 under the TRA as of September 30, 2025. No payments have been made under the TRA and no significant payments are expected in the next 12 months.
As of September 30, 2025, we had no unrecognized tax positions and believe there will be no changes to uncertain tax positions within the next 12 months.
The One Big Beautiful Bill was enacted on July 4, 2025. The Company is currently evaluating the impact of this legislation but does not expect it to have a material impact on its financial statements.

10.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $436 and $211 for the three months ended September 30, 2025 and 2024, respectively, and $1,570 and $1,462 for the nine months ended September 30, 2025 and 2024, respectively.
We also incurred revenue share expenses paid to related parties of $938 and $1,028 which were capitalized as contract origination costs for the three months ended September 30, 2025 and 2024, respectively, and $3,204 and $3,086 for the nine months ended September 30, 2025 and 2024, respectively.
A related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $82 and $64 for the three months ended September 30, 2025 and 2024, respectively, and $283 and $284 for the nine months ended September 30, 2025 and 2024, respectively.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $153 and $166 for the three months ended September 30, 2025 and 2024, respectively, and $529 and $892 for the nine months ended September 30, 2025 and 2024, respectively.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise. We recorded $24 and $32 for the three months ended September 30, 2025 and 2024, respectively, and $72 and $70 for the nine months ended September 30, 2025 and 2024, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $926 and $354 as of September 30, 2025 and December 31, 2024 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with this related party are presented net and are included in related party payables in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. As a result, we recognized $115 and $93 in other income, net for the three months ended September 30, 2025 and 2024, respectively, and $359 and $354 for the nine months ended September 30, 2025 and 2024, respectively. Related party receivables related to these services were $115 and $194 as of September 30, 2025 and December 31, 2024, respectively.
We lease offices from related parties. In July 2025, we executed an amendment to a headquarters lease to extend the lease end date from 2026 to 2032. The amendment was accounted for as a modification, which increased the ROU asset (net of an improvement allowance of $678) and lease liability by $4,814 and $5,493, respectively. Lease

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
payments made to related parties were $294 and $435 for the three months ended September 30, 2025 and 2024, respectively, and $991 and $1,306 for the nine months ended September 30, 2025 and 2024, respectively. Related party rent expense of $354 and $603 were recognized in general and administrative expenses for the three months ended September 30, 2025 and 2024, respectively, and $1,353 and $1,808 for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, ROU assets of $6,932 and $3,172 and lease liabilities of $6,818 and $4,335 are associated with leases with related parties. Additionally, we paid $700 in lease termination fees related to our former Legacy Research lease during the nine months ended September 30, 2025. For more information, see Note 6 – Balance Sheet Components.

11.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7	$666
Cash paid for income taxes	503	253
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(1,701)	(1,395)
Operating lease right-of-use assets obtained in exchange for lease obligations	4,814	—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	20	—
Fair value of contingent consideration liability related to MMP acquisition	—	707

	As of September 30,
	2025	2024
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$50,535	$94,111
Total cash and cash equivalents	$50,535	$94,111
12.    Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity as of September 30, 2025.

	Authorized	Issued	Outstanding
Common stock - Class A	47,500,000	2,451,469	2,451,469
Common stock - Class B	15,000,000	13,612,641	13,612,641
Preferred stock	100,000,000	—	—
Total	162,500,000	16,064,110	16,064,110
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
During the nine months ended September 30, 2025, we paid quarterly dividends on shares of our Class A common stock. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
The dividends on shares of Class A common stock and other distributions on LLC Units declared during the nine months ended September 30, 2025, on a split adjusted basis, were as follows:

			Dividends on Class A common stock		Other distributions on LLC Units
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	January 15, 2025	February 26, 2025	$0.60	$1,249	N/A	N/A
Regular	February 27, 2025	March 31, 2025	$0.20	$722	$0.20	$2,766
Regular	May 1, 2025	June 25, 2025	$0.20	$473	$0.20	$2,728
Special	May 1, 2025	June 25, 2025	$0.10	$237	N/A	N/A
Regular	July 31, 2025	September 25, 2025	$0.20	$501	$0.20	$2,723
Special	July 31, 2025	September 25, 2025	$0.20	$501	N/A	N/A
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases will depend on market conditions and other requirements. Repurchases under the program have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. During the three and nine months ended September 30, 2025, we repurchased 57,224 shares totaling $1,050 in the aggregate, including fees and commissions of $2, and 174,897 shares totaling $2,901 in the aggregate, including fees and commissions of $5, respectively.
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The reconciliation of reportable segment Adjusted Basis Net Profit (Loss) to the consolidated totals are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total net revenue for reportable segment (a)	$88,483	$81,192	$263,243	$231,140
Adjustment to total net revenue for reportable segment (b)	(17,115)	(26,925)	(48,314)	(51,472)
Variable expense (c)	(5,606)	(3,661)	(16,181)	(14,151)
Revenue share expense (c)	(8,401)	(7,583)	(26,467)	(18,233)
Direct marketing (c)	(16,231)	(5,748)	(40,869)	(30,347)
Compensation and outside labor (c)	(19,292)	(18,321)	(57,864)	(57,236)
Other overhead (c)	(4,823)	(7,545)	(15,980)	(19,384)
Corporate allocations (c)	—	(3,790)	(8,002)	(10,958)
Reportable segment Adjusted Net Profit (Loss)	17,015	7,619	49,566	29,359
Reconciliation of Adjusted Net Profit (Loss) to consolidated income before income taxes:
Corporate and all other Adjusted Net Profit (Loss)	(10,170)	(11,435)	(21,978)	(32,796)
Adjustment to total net revenue (b)	17,726	48,494	52,942	128,275
Stock-based compensation expense (d)	(2,750)	(3,204)	(8,448)	(8,668)
Deferred contract acquisition costs (e)	(3,020)	(17,472)	(19,664)	(50,133)
Depreciation and amortization (f)(g)	(619)	(576)	(1,568)	(1,822)
Other (h)	801	293	1,935	4,970
Consolidated income before income taxes	$18,983	$23,719	$52,785	$69,185
(a)total net revenue for reportable segment is in accordance with GAAP
(b)subscription revenue, revenue share and other income are generally recognized on a cash basis under Adjusted Basis, rather than deferred and recognized over the subscription term or when earned in accordance with ASC 606
(c)amounts represent Adjusted Basis
(d)amounts represent stock-based compensation expense
(e)costs to obtain a contract are expensed under Adjusted Basis, rather than capitalized as deferred contract acquisition costs and subsequently amortized in accordance with ASC 340
(f)certain operating leases are recognized on a cash basis under Adjusted Basis, rather than initially recognizing right-of-use assets and lease liabilities, which are subsequently amortized over the lease term in accordance with ASC 842
(g)certain intangible assets arising from business combinations are not recognized upon acquisition and subsequently amortized in accordance with ASC 805 under Adjusted Basis
(h)other line includes various items that are recognized differently under Adjusted Basis, software development and implementation related costs, including implementation costs of cloud computing arrangements, employee benefit related items, gain on lease termination, change in fair value of contingent consideration, and certain tax related items.

The reconciliation of reportable segment revenues to the consolidated totals are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total net revenue for reportable segment	$88,483	$81,192	$263,243	$231,140
Corporate and all other	(7,212)	15,994	(18,515)	80,083
Consolidated total net revenue	$81,271	$97,186	$244,728	$311,223

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The CODM does not use segment assets to evaluate segment performance or allocate resources. Therefore, we do not disclose segment assets. Long-lived assets were located in the United States as of September 30, 2025 and 2024.
In July 2025, we reorganized our reporting structure by eliminating our 1729 Research and Alta operating subsidiaries, which were also two of our three reporting units. Accordingly, assets and liabilities were reassigned to the operating subsidiary level, including 1729 Research and Alta goodwill of $14,190 and $13,004, respectively, which was determined using a relative fair value approach. Significant assumptions of the valuation included, but were not limited to, prospective financial information, growth rates, discount rates, and inflation factors.

14.    Subsequent Events
On October 29, 2025, the Company announced that it had received a proposal (the "Proposal") from Monument & Cathedral Holdings, LLC (collectively with its affiliates, “M&C”) to acquire all of the outstanding equity interests of each of the Company and Marketwise, LLC that are not owned directly or indirectly by M&C, for cash consideration of $17.25 per share, which is contingent upon the termination of the Company’s tax receivable agreement concurrent with the closing of the transaction. Upon receiving the Proposal, the Company suspended repurchases under its share repurchase program effective October 30, 2025. The program remains authorized by the Board; however, repurchases are not currently being made. A Special Committee of the Company’s Board of Directors is reviewing this Proposal in consultation with its advisors. This Proposal may or may not lead to a transaction, and the Company does not intend to update disclosures regarding the Proposal unless a definitive agreement has been reached or disclosure is otherwise required under applicable U.S. securities laws. No adjustments have been made to the accompanying condensed consolidated financial statements related to these events.

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

Third Quarter 2025 Highlights
▪Total net revenue was $81.3 million in the third quarter 2025(2)
▪Total Billings were $63.7 million in third quarter 2025, a year-over-year increase of 30%
▪Net income was $17.9 million in third quarter 2025
▪Cash from Operating Activities (“CFFO”) was $2.2 million in third quarter 2025, an improvement of $8.0 million compared to third quarter 2024. On a year to date basis, CFFO improved by $49.9 million compared to third quarter 2024.
▪Cash and cash equivalents were $50.5 million as of September 30, 2025, and no debt outstanding
▪Announced on October 30, 2025 quarterly and special dividend totaling $0.40 per Class A share
(1) The third quarter 2025 and 2024 quarterly results reported herein are unaudited.
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

(In thousands)	Three Months Ended September 30,
	2025	2024	% Change
Net cash provided by (used in) operating activities	$2,169	(5,829)	(137.2)%
Total net revenue	81,271	97,186	(16.4)%
Net cash provided by (used in) operating activities margin	2.7%	(6.0)%

Adjusted CFFO	$2,169	$(5,829)	(137.2)%
Billings	63,693	48,929	30.2%
Adjusted CFFO Margin	3.4%	(11.9%)

Free Cash Flow	$1,692	$(5,869)	(128.8)%

EBITDA	$18,949	$23,169	(18.2)%

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
As of September 30, 2025, our Paid Subscriber base was 379 thousand, down 214 thousand, or 36.1% as compared to 592 thousand at September 30, 2024. Our base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2022, direct-to-paid acquisition has accounted for approximately 50% of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns.
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
Our high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $600 of our products over their lifetime. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $5,000 of our products over their lifetime. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of September 30, 2025, our high-value composition rate and ultra high-value composition rate were 63% and 30%, respectively.

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

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,			As of and for the Three Months Ended June 30, 2025
	2025	2024	% Change	2025	2024	% Change		% Change
Active Free Subscribers	2,066,907	3,267,193	(36.7)%	2,066,907	3,267,193	(36.7)%	2,251,301	(8.2)%
Paid Subscribers	378,588	592,191	(36.1)%	378,588	592,191	(36.1)%	393,892	(3.9)%
ARPU	$566	$417	35.5%	$566	$417	35.5%	$474	19.3%
New Marketing Billings (in thousands)	$48,721	$32,333	50.7%	$141,654	$125,797	12.6%	$41,614	17.1%
Net Renewal Billings (in thousands)	$14,139	$15,742	(10.2)%	$47,873	$54,300	(11.8)%	$15,403	(8.2)%
Other Billings (in thousands)	$833	$854	(2.5)%	$2,814	$3,631	(22.5)%	$1,175	(29.1)%
Total Billings (in thousands)	$63,693	$48,929	30.2%	$192,341	$183,728	4.7%	$58,192	9.5%
Active Free Subscribers. Active Free Subscribers are defined as unique subscribers who have subscribed to one of our free investment publications via a valid email address and who have received and/or consumed our content during the quarter, excluding any Paid Subscribers who also have free subscriptions. Free subscriptions are often daily publications that include some commentary about the stock market, investing ideas, or other specialized topics. Included within our free publications are advertisements and editorial support for our current marketing campaigns. While subscribed to our publications, Active Free Subscribers learn about our editors and analysts, get to know our products and services, and learn more about ways we can help them be a better investor. Historically, approximately 50% of our new Paid Subscribers come from free to paid conversions.
Active Free Subscribers decreased by 1.2 million, or 36.7%, to 2.1 million, compared to 3.3 million as of September 30, 2024. The year over year decrease in Active Free Subscribers is a result of fewer free subscribers in total, a reduced number of free products available as we rationalize our offerings, and more targeted email sends.
As of September 30, 2025, Active Free Subscribers decreased by 0.2 million, or 8.2%, to 2.1 million, compared to 2.3 million as of June 30, 2025, as the sequential reduction was the result of a continued increase in focus on attracting new direct to paid subscribers in the quarter.
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
Total Paid Subscribers decreased by 214 thousand, or 36.1%, to 379 thousand as of September 30, 2025 as compared to 592 thousand at September 30, 2024, primarily related to elevated churn associated with the shutdown of our Legacy Research business. In addition, in third quarter 2024 the Company made the decision to increase prices which has impacted the volume of subscriber acquisitions.
Total Paid Subscribers decreased by 15 thousand, or 3.9%, to 379 thousand as of September 30, 2025 as compared to 394 thousand as of June 30, 2025. While new subscriber acquisition increased sequentially, it was still less than churn in the quarter which fell within a normal range.

Subscriber count churn has ranged from approximately 2.4% to 3.3% per month between 2022 and 2024. The average subscribers who churned in third quarter 2025 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which has averaged over 55% from 2022 to 2024, is a more meaningful gauge of subscriber satisfaction.
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
ARPU increased by $148, or 35.5%, to $566 as of September 30, 2025 as compared to $417 as of September 30, 2024. The year-over-year increase was driven by a 34% decrease in trailing four quarter Paid Subscribers, while trailing four quarter Billings only decreased by 11%. The decrease in trailing four quarter Paid Subscribers was driven by the winding down of our Legacy Research business. The decrease in trailing four quarter Billings was driven by reduced engagement and conversion of prospective and existing subscribers, as well as the winding down of our Legacy Research business during 2024.
ARPU increased by $92, or 19.3%, to $566 as of September 30, 2025 as compared to $474 as of June 30, 2025. The sequential increase was driven by an 11% decrease in trailing four-quarter average Paid Subscribers, while trailing four-quarter Billings increased by 6%.
Our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions. These subscriptions have compelling economics that allow us to recoup our initial marketing spend made to acquire these subscribers. Specifically, our payback period was estimated at 1.7 years for the years ended 2024 and 2023 and 1.6 years for the year ended 2022, respectively. Our payback period remains elevated primarily due to a combination of increased customer acquisition costs and lower conversion rates on higher value products.
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
We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.
New Marketing Billings are Billings from all new subscription sales. New Marketing Billings increased by $16.4 million, or 50.7%, to $48.7 million for third quarter 2025 as compared to $32.3 million for third quarter 2024. The increase was seen across our various offerings including entry level subscriptions, our higher priced subscriptions and our software related content.
New Marketing Billings increased by $7.1 million, or 17.1%, to $48.7 million for third quarter 2025 as compared to $41.6 million in second quarter 2025. The increase was primarily driven by highly successful campaigns targeted at existing subscribers and continued momentum with software related content.

Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings decreased by $1.6 million, or 10.2%, to $14.1 million for third quarter 2025 as compared to $15.7 million for third quarter 2024. This is primarily a function of a significant decrease (approximately 227 thousand) in average Paid Subscribers for the trailing twelve months ended September 30, 2025 versus the trailing twelve months ended September 30, 2024.
Net Renewal Billings decreased by $1.3 million, or 8.2%, to $14.1 million for third quarter 2025 as compared to $15.4 million for second quarter 2025. The decrease was driven by a smaller population of dollars available to renew in third quarter 2025 as compared to second quarter, driven by the timing of campaigns in previous periods as well as fewer overall paid subscribers.
Other Billings are Billings from revenue share, advertising and conferences. Other Billings decreased by $0.0 million, or 2.5%, to $0.8 million for third quarter 2025 as compared to $0.9 million for third quarter 2024.
Other Billings decreased by $0.3 million or 29.1%, to $0.8 million for third quarter 2025 as compared to $1.2 million for second quarter 2025, as a result of decreasing revenue share activity with related parties.
Total Billings increased by $14.8 million, or 30.2%, to $63.7 million for the third quarter 2025 as compared to $48.9 million for third quarter 2024. Excluding Billings from our Legacy Research Group brands, which wound down operations in 2024, Billings increased by $16.7 million or 35.6%.
Total Billings increased by $5.5 million, or 9.5%, to $63.7 million for third quarter 2025 as compared to $58.2 million for second quarter 2025. The increase was primarily driven by highly successful campaigns targeted at existing subscribers as well as continued momentum with software related content.
Components of MarketWise’s Results of Operations
Net Revenue
We generate net revenue primarily from services provided in delivering term and membership subscription-based financial research, publications, and SaaS offerings to individual subscribers through our online platforms, and from advertising arrangements, print products, and events. We also recognize net revenue through revenue share agreements where we earn a commission for successful sales that other parties generate from our customer list.
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
Net Income Attributable to Noncontrolling Interests
As of September 30, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 15.3% and the noncontrolling interest was 84.7%. For the three and nine months ended September 30, 2025 net income attributable to controlling interests included a $1.1 million tax provision and a $2.7 million tax provision, respectively, which is 100% attributable to the controlling interest.
As of September 30, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 12.3% and the noncontrolling interest was 87.7%. For the three and nine months ended September 30, 2024, net income attributable to controlling interests included a $1.0 million tax provision and a $2.5 million tax provision, respectively, both of which were solely attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$80,835	$96,975	$243,158	$309,761
Related party revenue	436	211	1,570	1,462
Total net revenue	81,271	97,186	244,728	311,223
Operating expenses:
Cost of revenue(1)	10,599	12,902	33,484	39,649
Sales and marketing(1)	31,146	36,644	96,850	126,663
General and administrative(1)	18,781	22,480	55,853	70,796
Research and development(1)	2,141	2,614	6,628	6,934
Depreciation and amortization	651	635	1,682	1,997
Impairment of intangible assets	—	—	380	—
Related party expense	133	9	440	393
Total operating expenses	63,451	75,284	195,317	246,432
Income from operations	17,820	21,902	49,411	64,791
Other income, net	478	632	979	210
Interest income, net	685	1,185	2,395	4,184
Income before income taxes	18,983	23,719	52,785	69,185
Income tax expense	1,068	973	2,719	2,487
Net income	17,915	22,746	50,066	66,698
Net income attributable to noncontrolling interests	16,410	21,026	46,374	61,777
Net income attributable to MarketWise, Inc.	$1,505	$1,720	$3,692	$4,921
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	13.0%	13.3%	13.7%	12.7%
Sales and marketing(1)	38.3%	37.7%	39.6%	40.7%
General and administrative(1)	23.1%	23.1%	22.8%	22.7%
Research and development(1)	2.6%	2.7%	2.7%	2.2%
Depreciation and amortization	0.8%	0.7%	0.7%	0.6%
Impairment of intangible assets	—%	—%	0.2%	—%
Related party expense	0.2%	—%	0.2%	0.1%
Total operating expenses	78.1%	77.5%	79.8%	79.2%
Income from operations	21.9%	22.5%	20.2%	20.8%
Other income, net	0.6%	0.7%	0.4%	0.1%
Interest income, net	0.8%	1.2%	1.0%	1.3%
Income before income taxes	23.4%	24.4%	21.6%	22.2%
Income tax expense	1.3%	1.0%	1.1%	0.8%
Net income	22.0%	23.4%	20.5%	21.4%
Net income attributable to noncontrolling interests	20.2%	21.6%	18.9%	19.8%
Net income attributable to MarketWise, Inc.	1.9%	1.8%	1.5%	1.6%

(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

Comparison of Three Months Ended September 30, 2025 and Three Months Ended September 30, 2024
Net Revenue

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2025	2024
Net revenue	$81,271	$97,186	$(15,915)	(16.4)%
The decrease in net revenue was primarily driven by a $11.1 million decrease in term subscription revenue and a $5.1 million decrease in membership subscription revenue.
Term subscription revenue decreased during the three months ended September 30, 2025, primarily due to the wind down of Legacy Research, which contributed $8.6 million to the overall term subscription revenue decrease.
Membership revenue decreased during the three months ended September 30, 2025, primarily due to Legacy Research, which contributed $7.8 million to the overall membership subscription revenue decrease.

Operating Expenses

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2025	2024
Operating expenses:
Cost of revenue	$10,599	$12,902	$(2,303)	(17.8)%
Sales and marketing	31,146	36,644	(5,498)	(15.0)%
General and administrative	18,781	22,480	(3,699)	(16.5)%
Research and development	2,141	2,614	(473)	(18.1)%
Depreciation and amortization	651	635	16	2.5%
Related party expenses	133	9	124	1377.8%
Total operating expenses	$63,451	$75,284	$(11,833)	(15.7)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $2.1 million decrease in freelance editorial expenses and a $0.2 million decrease in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $7.8 million decrease in amortization of deferred contract acquisition costs, a $1.5 million decrease in stock-based compensation expense, and a $1.0 million decrease in salaries, taxes and benefits due to a reduction in workforce. This was partially offset by a $4.8 million increase in marketing expense.
General and Administrative
General and administrative expense decreased primarily driven by a $4.5 million decrease in professional fees, a $1.6 million decrease in severance expense, and a $1.1 million decrease in salaries, taxes and benefits due to a reduction in workforce. This was partially offset by a $2.3 million increase in incentive compensation.
Comparison of Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024
Net Revenue

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
Net revenue	$244,728	$311,223	$(66,495)	(21.4)%
The decrease in net revenue was primarily driven by a $46.5 million decrease in term subscription revenue, a $19.5 million decrease in membership subscription revenue and a $0.5 million decrease in non-subscription revenue.
Term subscription revenue decreased during the nine months ended September 30, 2025 primarily due to the wind down of Legacy Research, which contributed $31.7 million to the overall term subscription revenue decrease.
Membership revenue decreased during the nine months ended September 30, 2025 primarily due to Legacy Research, which contributed $23.3 million to the overall membership subscription revenue decrease.

Operating Expenses

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
Operating expenses:
Cost of revenue	$33,484	$39,649	$(6,165)	(15.5)%
Sales and marketing	96,850	126,663	(29,813)	(23.5)%
General and administrative	55,853	70,796	(14,943)	(21.1)%
Research and development	6,628	6,934	(306)	(4.4)%
Depreciation and amortization	1,682	1,997	(315)	(15.8)%
Impairment of intangible assets	380	—	380	N/M
Related party expenses	440	393	47	12.0%
Total operating expenses	$195,317	$246,432	$(51,115)	(20.7)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $5.1 million decrease in freelance editorial expenses, a $1.1 million decrease in incentive compensation, and a $0.8 million decrease in outside labor. This was partially offset by a $0.8 increase in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $28.5 million decrease in amortization of deferred contract acquisition costs, and $4.0 million decrease in salaries, taxes and benefits primarily due to reductions in workforce in 2024. This is partially offset by a $2.9 million increase in marketing expense.
General and Administrative
General and administrative expense decreased driven by a $7.4 million decrease in professional fees, a $3.5 million decrease in salaries, taxes and benefits due to a reduction in workforce, a $2.9 million decrease due to the change in fair value of contingent consideration related to brands sold during 2024, a $2.3 million decrease in severance expense, a $1.0 million decrease in stock-based compensation expense, a $0.9 million decrease in software expense. This is partially offset by a $2.7 million increase in incentive compensation.
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

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Adjusted CFFO	$2,169	$(5,829)	(137.2)%	$21,744	$(28,135)	(177.3)%
Adjusted CFFO Margin	3.4%	(11.9)%		11.3%	(15.3)%

Free Cash Flow	$1,692	$(5,869)	(128.8)%	$20,706	$(28,923)	(171.6)%

EBITDA	$18,949	$23,169	(18.2)%	52,072	66,998	(22.3)%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Net cash provided by (used in) operating activities	$2,169	$(5,829)	(137.2)%	$21,744	$(28,135)	(177.3)%
Non-recurring expenses	—	—	N/M	—	—	N/M
Adjusted CFFO	$2,169	$(5,829)	(137.2)%	$21,744	$(28,135)	(177.3)%
N/M: Not meaningful

The following table provides the calculation of net cash provided by operating activities as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Net cash provided by (used in) operating activities	$2,169	$(5,829)	(137.2)%	$21,744	$(28,135)	(177.3)%
Total net revenue	81,271	97,186	(16.4)%	244,728	311,223	(21.4)%
Net cash provided by (used in) operating activities margin	2.7%	(6.0)%		8.9%	(9.0)%

Adjusted CFFO	$2,169	$(5,829)	(137.2)%	$21,744	$(28,135)	(177.3)%
Billings	63,693	48,929	30.2%	192,341	183,728	4.7%
Adjusted CFFO Margin	3.4%	(11.9%)		11.3%	(15.3%)
CFFO and Adjusted CFFO for the nine months ended September 30, 2025 was primarily due to net income of $50.1 million, adjusted for net non-cash items which increased cash by $12.5 million. This was partially offset by net changes in our operating assets and liabilities which reduced cash by $40.8 million, including incentive compensation payouts.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow for each of the periods presented:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Net cash provided by (used in) operating activities	$2,169	$(5,829)	(137.2)%	$21,744	$(28,135)	(177.3)%
Capital expenditures	(477)	(40)	1092.5%	(1,038)	(788)	31.7%
Free Cash Flow	$1,692	$(5,869)	(128.8)%	$20,706	$(28,923)	(171.6)%
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
The following table provides a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to EBITDA for each of the periods presented:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Net income	$17,915	$22,746	(21.2)%	50,066	66,698	(24.9)%
Interest income, net	(685)	(1,185)	(42.2)%	(2,395)	(4,184)	(42.8)%
Income tax expense	1,068	973	9.8%	2,719	2,487	9.3%
Depreciation and amortization	651	635	2.5%	1,682	1,997	(15.8)%
EBITDA	$18,949	$23,169	(18.2)%	$52,072	$66,998	(22.3)%
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
We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. We expect that as we grow our business, the amount of our float will increase. The Company estimates that the amount of float was approximately $83.4 million and $119.7 million as of September 30, 2025 and December 31, 2024, respectively. As part of the Company's broader capital allocation strategy, our consolidated cash balance may from time to time decline below our estimate of the long term float requirement.
The Company may invest a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the three and nine months ended September 30, 2025, the Company earned interest income of $0.7 million and $2.4 million, respectively, on our cash portfolio which was invested solely in money market funds.
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
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents, and restricted cash of $50.5 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. We expect that our anticipated operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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
The dividends and distributions declared during the nine months ended September 30, 2025, on a split adjusted basis, were as follows:

			Dividends on Class A common stock		Other distributions on LLC Units
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	January 15, 2025	February 26, 2025	$0.60	$1,249	N/A	N/A
Regular	February 27, 2025	March 31, 2025	$0.20	$722	$0.20	$2,766
Regular	May 1, 2025	June 25, 2025	$0.20	$473	$0.20	$2,728
Special	May 1, 2025	June 25, 2025	$0.10	$237	N/A	N/A
Regular	July 31, 2025	September 25, 2025	$0.20	$501	$0.20	$2,723
Special	July 31, 2025	September 25, 2025	$0.20	$501	N/A	N/A
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
We expect to incur payment obligations under the Tax Receivable Agreement (“TRA”) in the future. These obligations correspond to future cash tax savings that MarketWise, Inc. derives from tax-related benefits created as MarketWise Members exchange their LLC Units for Class A shares of MarketWise, Inc. This obligation is equal to 85% of the estimated future tax benefit for MarketWise, Inc. and is recorded as a TRA liability on the condensed consolidated balance sheet. The TRA liability was $4.3 million as of September 30, 2025. No payments have been made under the TRA, and no significant payments are expected in the next 12 months. However, these obligations may be significant in the future. MarketWise, Inc. intends to cause MarketWise, LLC to make distributions to MarketWise, Inc. in an amount sufficient to allow MarketWise, Inc. to pay its tax obligations and operating expenses, including distributions to fund any payments due under the TRA. If MarketWise, LLC does not have sufficient cash to fund distributions to MarketWise, Inc. in amounts sufficient to cover MarketWise, Inc.’s obligations under the TRA, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that MarketWise, Inc. is unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid. For additional information regarding the TRA, see the section entitled “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” in the Annual Report.
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members and to MarketWise, Inc. in amounts sufficient for the recipients to pay taxes due on their share of MarketWise income at prevailing individual income tax rates, which for the 2024 tax year the highest federal, state and local tax rate the Company used was 49.75%. In third quarter 2025, MarketWise, LLC made quarterly tax distributions of $15.4million proportionately to all MarketWise Members, including MarketWise, Inc. These quarterly tax distributions to MarketWise, Inc. exceeded its corporate tax liability and enabled MarketWise, Inc. to declare and pay the aforementioned special dividend with the excess tax distribution proceeds. No significant tax distributions are expected in the fourth quarter 2025. We expect MarketWise, Inc. will receive quarterly tax distributions in future quarters however the amount is uncertain.
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
Share Repurchase Program
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million shares of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases will depend on market conditions and other requirements. Repurchases under the program have been authorized for the 12 months following the announcement but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. During the three and nine months ended September 30, 2025, we repurchased 57,224 shares totaling $1,048 in the aggregate, including fees and commissions of $2, and 174,897 shares totaling $2,901 in the aggregate, including fees and commissions of $5, respectively.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unit holders of MarketWise, LLC.
On October 29, 2025, the Company announced that it had received a proposal (the "Proposal") from Monument & Cathedral Holdings, LLC (collectively with its affiliates, “M&C”) to acquire all of the outstanding equity interests of each of the Company and Marketwise, LLC that are not owned directly or indirectly by M&C, for cash consideration of $17.25 per share, which is contingent upon the termination of the Company’s tax receivable agreement concurrent with the closing of the transaction. Upon receiving the Proposal, the Company suspended repurchases under its share repurchase program effective October 30, 2025. The program remains authorized by the Board; however, repurchases are not currently being made. A Special Committee of the Company’s Board of Directors is reviewing this Proposal in consultation with its advisors. This Proposal may or may not lead to a transaction, and the Company does not intend to update disclosures regarding the Proposal unless a definitive agreement has been reached or disclosure is otherwise required under applicable U.S. securities laws.
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
In March 2025, Legacy Research agreed to terminate its office lease early. During the nine months ended September 30, 2025, the Company recorded an impairment loss on leasehold improvement assets totaling $0.4 million, and the related lease was terminated for a gain of $1.6 million, which is included within general and administrative expense.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$21,744	$(28,135)
Net cash used in investing activities	(1,038)	(788)
Net cash used in financing activities	(68,013)	(32,131)
Operating Activities
For the nine months ended September 30, 2025, net cash provided by operating activities was $21.7 million, primarily due to net income of $50.1 million, adjusted for net non-cash items which increased cash by $12.5 million, and partially offset by net changes in our operating assets and liabilities which reduced cash by $40.8 million. The non-cash items include stock-based compensation expense and noncash lease expense of $8.4 million and $2.8 million, respectively. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $50.7 million, and an increase in prepaid expenses related to technology platform, which reduced cash by $5.6 million, partially offset by a decrease in deferred contract acquisition costs, which increased cash by $19.4 million.
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
Investing Activities
For the nine months ended September 30, 2025, net cash used in investing activities was $1.0 million, primarily driven by $0.9 million in capitalized software development costs.
For the nine months ended September 30, 2024, net cash used in investing activities was $0.7 million, primarily driven by $0.7 million in capitalized software development costs.
Financing Activities
For the nine months ended September 30, 2025, net cash used in financing activities was $68.0 million, primarily due to $50.0 million in tax distributions to noncontrolling interests and $9.4 million in other distributions to noncontrolling interests, $3.8 million in dividends to Class A shareholders, and $2.9 million in repurchases of stock.
For the nine months ended September 30, 2024, net cash used in financing activities was $32.1 million, primarily due to $10.4 million in tax distributions to noncontrolling interests, $8.6 million in other distributions to noncontrolling interests, $10.8 million in repurchases of stock, and $1.4 million in restricted stock units withheld to pay taxes.

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
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2024 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2024 Annual Report on Form 10-K for further discussion of these two policies. During the three and nine months ended September 30, 2025, there were no material changes to these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1 to July 31, 2025	2,012	$17.81	2,012	$48,116
August 1 to August 31, 2025	12,798	$17.89	12,798	$47,887
September 1 to September 30, 2025	42,414	$17.25	42,414	$48,670
Total	174,897		174,897
(1)    In February 2025, our Board of Directors authorized the repurchase of up to $50.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on February 28, 2026.

On October 29, 2025, the Company announced that it had received a proposal (the "Proposal") from Monument & Cathedral Holdings, LLC (collectively with its affiliates, “M&C”) to acquire all of the outstanding equity interests of each of the Company and Marketwise, LLC that are not owned directly or indirectly by M&C, for cash consideration of $17.25 per share, which is contingent upon the termination of the Company’s tax receivable agreement concurrent with the closing of the transaction. Upon receiving the Proposal, the Company suspended repurchases under its share repurchase program effective October 30, 2025. The program remains authorized by the Board; however, repurchases are not currently being made.

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

MARKETWISE, INC.

Date: November 6, 2025	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Operating and Financial Officer