Form 10-K
period 2025-12-31
MARKETWISE, INC.
filed 2026-03-06
CIK 1805651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Market on June 30, 2025 was approximately $45.4 million.
As of March 2, 2026, there were 2,448,135 shares of the registrant’s Class A common stock, with a par value of $0.0001 per share (“Class A common stock”) and 13,612,641 shares of the registrant’s Class B common stock, with a par value of $0.0001 per share (“Class B common stock,” together with Class A common stock, the “common stock”), outstanding.

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
As a result of the expansion of the business, we now have over 67 editors and analysts covering a broad spectrum of investments, ranging from commodities to equities, to distressed debt and cryptocurrencies. This diversity of content has allowed our business to succeed and our subscription base to grow through the many economic cycles in our over 25-year history. We have a subscriber base of approximately 374 thousand Paid Subscribers. We define Paid Subscribers as the total number of unique subscribers with at least one paid subscription at the end of a given period.
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
We recognize that self-directed investors do not typically have the same research budget and resources at their disposal as institutional investors do. So we strive to provide them with institutional quality research at affordable price points. Unlike traditional institutional research, our offerings are significantly less expensive and more accessible. They are designed to be less technical and therefore more easily understood by subscribers who may not be finance professionals. At the same time, our offerings include premium content that is highly actionable.
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
Through 9 primary customer facing brands, we currently have 22 free products and 112 paid products. We cover various investment strategies, such as value investing, income, growth, commodities, cryptocurrencies, venture, biotechnology, mutual funds, options, and trading. We find that our subscribers develop personal affinities for specific writers and certain investment styles, and specific brands. When we acquire brands or form joint ventures, which we engage in periodically, we typically maintain the existing brands because we want to avoid disrupting those relationships by interjecting a new company name or persona, since subscribers may not have any prior relationship with us.
We typically publish our research reports on a monthly basis, although some of our products publish more frequently.
We also offer financial software and analytical tools.
We continue to expand our research portfolio with software and analytical tool solutions, which include the Chaikin Power Gauge, TradeStops and the Altimeter. Our software and analytical tool solutions represented 52% of our Billings in 2025. Billings represents amounts invoiced to customers.
Our Chaikin Analytics brand offers a suite of stock research tools and portfolio management services that help investors pick winning stocks and drop losing stocks ahead of market shifts. Our TradeSmith brand provides a full suite of portfolio management software tools that enable individual investors to manage their portfolios using algorithms that have been back tested for results and designed to help investors manage their emotions. Our Altimetry brand offers a user-friendly database showing uniform, accounting-based financial summaries for more than 4,000 companies.
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
Deepen our relationship with our existing subscribers. In addition to our Paid Subscribers, all of our Active Free Subscribers have access to our extensive library of free and educational content. We define Active Free Subscribers unique subscribers who have subscribed to one of our free investment publications via a valid email address and who have received and/or consumed our content during the quarter, excluding any Paid Subscribers who also have free subscriptions. As our subscribers learn and gain confidence as investors, they understand the need to deploy diverse investment strategies for different market conditions and they explore our broad and diverse product offerings. They gain an understanding of the high quality of research that we strive to provide, and they tend to purchase additional research and software products. These deep relationships are evident in the fact that over 50% of our 2025 Billings are attributable to subscribers who have been with us for more than 4 years.
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
Human Capital Resources
As of December 31, 2025, we had 451 total employees across all of our businesses, substantially all of which are full-time. Our employees work from our U.S. offices or remote locations. None of our employees are represented by a labor organization or are party to any collective bargaining arrangement.
We seek to attract, engage, and retain top talent through competitive compensation and benefit programs, and by fostering a culture of high performance, creativity and idea exchange as well as inviting diverse perspectives that will enable our employees to thrive and be successful.
Our compensation programs include both fixed and variable components, an incentive award plan providing for equity grants, and an employee stock purchase plan, all of which we believe incentivize our employees to perform at high levels, helps them establish long-term financial security, and encourages them to remain with us.
Our benefits package includes health and welfare plans that provide medical, dental, and vision coverage, health savings accounts, medical and dependent care flexible spending accounts, life insurance, disability insurance, 401(k) savings plan with a company match, paid time off and other assistance, fitness and wellness programs.

Intellectual Property
We rely on a combination of trademarks and copyrights to protect our intellectual property. We have registered certain of our trademarks and service marks in the United States with the U.S. Patent and Trademark Office and in Canada and China, and have registered copyrights on certain publications. In addition, we have registered our domain names, including MarketWise.com, with MarkMonitor. We believe the names and marks associated with our brands are of significant value and are important to our business. Accordingly, as a general policy, we monitor the use of our marks and vigorously oppose any unauthorized use of the marks. We do not hold any patents.
We seek to control access to and distribution of our proprietary information. We enter into confidentiality, nondisclosure, and non-interference agreements with our employees, consultants, customers, and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential, and we limit access to our confidential and proprietary information. In the normal course of business, we provide our intellectual property to third parties through licensing or restricted use agreements. In addition, our internal policies seek to protect our intellectual property against misappropriation, infringement, and unfair competition. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.
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

Item 1A. Risk Factors.
The risks described below reflect our beliefs and opinions as to factors that could hurt our business, financial condition, or operating results in the future. Although it is not possible to predict or identify all such risks and uncertainties, they may include the factors discussed below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that challenge our business or results of operations. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
Risks Related to Our Business and Industry
Our business depends on our ability to attract new subscribers and persuade them to renew their subscriptions and purchase additional products and services from us. If we are unable to attract new subscribers or fail to engage existing subscribers, our revenue and operating results may suffer.
To increase our revenue and maintain profitability, we must attract new subscribers, retain existing subscribers, and expand the subscriptions of current customers. Our ability to do so depends in part on the quality of our content, including the performance of the investment research we publish. If the performance of such research falls short of our subscribers’ expectations, our ability to attract and retain subscribers will decline.
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
Many of our subscribers initially register for subscriptions to our free products and services. We strive to demonstrate the value of our free products to our subscribers, thereby encouraging them to convert to paying subscribers. As of December 31, 2025, we had approximately 2 million total subscribers, of which approximately 374 thousand were Paid Subscribers. The actual number of unique subscribers may be lower than we report as one person could count as multiple Active Free Subscribers or Paid Subscribers. As a result, we may have fewer unique subscribers that we may be able to convert, upsell or cross-sell. Our inability to determine the number of our unique subscribers is a limitation in the data that we measure and may adversely affect our understanding of certain aspects of our business and make it more challenging to manage our business. Most of our Active Free Subscribers never convert to a Paid Subscribers, and if we are unable to convert a sufficient number of Active Free Subscribers to Paid Subscribers, our business, results of operations and financial condition could suffer.
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
If we are unable to cost-effectively use social media platforms or ad networks as marketing tools, our ability to acquire new subscribers and our financial condition may suffer. Unauthorized or inappropriate use of our social media channels could result in harmful publicity or negative customer experiences, which could undermine our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could hinder our ability to successfully connect with consumers.
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
Inefficient or ineffective promotion of our content could prevent us from maintaining and growing our subscriber base, which would harm our business, results of operations, and financial condition.

Failure to maintain and protect our reputation for trustworthiness and independence may harm our business. In addition, our business, results of operations, and financial condition could suffer from attacks on the reputation of any of our current or former directors, officers, key contributors, editors, or editorial staff.
We believe our portfolio of brands are highly regarded because of the integrity of their editorial content. Independence is at the core of our brands and business, and we believe that the reputation of our company and our brands is one of our greatest assets. Importantly, we believe that one of our greatest competitive advantages is the loyalty that we have gained from our subscribers as a direct result of our brand, reputation for integrity, and ability to deliver high-quality products and services. To protect our brands, our corporate policies, codes of conduct, and workplace culture demand that all of our content providers, whether employees or outside contributors, adhere to rigorous standards of integrity and independence. Our internal guidelines are designed to prevent any actual, potential, or perceived conflict of interest, and ensure we comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a market event, the non-disclosure of a security ownership position by one or more of our content providers, the manipulation of a security by one or more of our content providers, or any other breach of our compliance policies could harm our reputation for trustworthiness and reduce our subscriber base. Despite our rigorous standards of integrity and independence, we have experienced instances where our content providers have not lived up to these standards and have breached our compliance policies. These events can damage our reputation for trustworthiness and independence, and may have an adverse effect on our business, results or operations, and financial condition. For example, we have terminated content providers for violating our corporate policies and closed operating businesses because of the reputational harm caused by such policy violations.
Any harm to the reputation of any of our current or former directors, officers, key contributors, editors, or staff could adversely affect us because of our association with such individual. Our operating brands depend heavily on the ideas and reputation of their editors and editorial teams, and often name products and operating companies after members of those editorial teams. Our editors and editorial team members have been the subject of regulatory actions, accusations, claims, investigations, lawsuits, and/or settlements, which may have had and may continue to have a negative impact to our reputation, subscriber base, and financial results.
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
Adverse or weakened conditions in the financial sector, global financial markets, and the broader global economy, trade policies, and geopolitical events may impact our business, financial conditions and results of operations.
Our performance is influenced by general economic trends, political and regulatory developments, and the overall stability and functioning of financial markets. Global macroeconomic conditions and U.S. financial markets remain vulnerable to a range of risks posed by factors such as, economic recessions, fluctuation in interest rates, rising inflation, volatility in commodity prices, foreign currency movements, trade policies and international tariffs, and broader social, political and economic instability. Additional risks include actual or threatened hostilities, military conflict and acts of war, terrorism, civil unrest, uncertain in major global economies, complications affecting global trade or travel, and geopolitical tensions, including conflicts in the Middle East, Russia and Ukraine, concerns about China’s economy, complications involving terrorism, armed conflicts, civil unrest around the world, or other challenges to global trade, related sanctions and other restrictive governmental actions.
Any downturn and volatility in the economy or financial markets could affect customer confidence and behavior, leading to reductions or delays in capital spending, discretionary purchases, and investments in data and content solutions. Our average customers are people at or approaching retirement age who may be particularly vulnerable during economic downturns. As a result, unfavorable market or economic conditions could reduce demand for our products and services and negatively affect our revenues, cash flows, and overall financial performance.
Our success depends on our ability to respond to and adapt to changes in technology and consumer behavior.
The technology landscape has been changing at an accelerating rate over the past several years. Advances in technology have led to an increasing number of methods for delivery of content and have resulted in a wide and evolving variety of consumer demands and expectations. The increasing number of digital media options available on the Internet, through social-networking tools, mobile applications and other devices, is expanding consumer choice significantly.
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
Financing an acquisition could result in dilution from issuing equity securities, reduce our financial flexibility because of reductions in our cash balance, or result in a weaker balance sheet from incurring debt.
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
We recognize revenue from subscribers ratably over the terms of their subscription agreements, which are typically one year, but can range from one month to multiple years. As a result, most of the revenue we report in each period is the result of subscription agreements entered into during prior periods. Consequently, a decline in new or renewed subscriptions in any one period may not be reflected in our revenue and operating results for that period. However, any such decline may undercut our revenue and operating results in future periods.
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
We depend on third-party technology providers and management systems to distribute our content and process transactions. We exercise no control over our third-party vendors or the infrastructure under which they operate. We are vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors or their inability to keep up with our growing demands for capacity could harm our business reputation, customer relations, and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or at all, or on terms and conditions, including service levels and cost, that are favorable to us. A transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing services, improve our operating infrastructure, or acquire complementary businesses and products. Accordingly, we may need to raise money through equity or debt financings. Issuances of equity or convertible debt securities could dilute our existing stockholders. Any new equity securities we issue could also have rights, preferences, and privileges superior to those of holders of Class A common stock. Debt financing could involve covenants that restrict subsequent efforts to raise capital.. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired.
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
If we change our business practices in such a way as to not satisfy the publisher’s exclusion, or otherwise fail to comply with the regulatory requirements concerning this exclusion, we may face civil and/or criminal penalties as an unregistered investment adviser or other consequences that could damage our business.
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
Our business requires that we securely collect, process, store, transmit, and dispose of confidential information relating to our operations, subscribers, employees, and other third parties. We collect Paid Subscribers’ information including name, mailing address, phone number, email address, and credit card information (collectively “personal information”), which we use to administer our services. We also collect the Free Subscribers (as defined below) . Additionally, we rely on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification. At times, we also rely on third parties, including technology consulting firms, to help protect our infrastructure from security threats.
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
Laws in countries outside of the United States create significant compliance obligations and liability. For example, the European Union General Data Protection Regulation (Regulation 2016/679) and applicable national supplementing laws and the UK data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (together referred to as the “GDPR”) may create an ongoing compliance commitment and substantial costs in relation to our use of personal data. Ensuring compliance with the GDPR could involve substantial costs. Despite our efforts, competent authorities or third parties may assert that our business practices fail to comply. If our operations are found to be in violation of the GDPR, we may be required to change our business practices and/or be subject to significant civil penalties, regulatory enforcement, business disruption, and reputational harm, any of which could have a material adverse effect on our business. If we or our vendors fail to comply with the GDPR and the EU’s national data protection laws, we may face regulatory enforcement actions, which can result in significant monetary penalties and other administrative penalties.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, and e-marketing practices. Recent European court decisions and regulators’ recent decisions and guidance have increased attention on these technologies. If enforcement continues increasing, this could increase our liability exposure and lead to substantial costs. It could also require significant systems changes, limit the effectiveness of our marketing activities, and divert the attention of our technology personnel. Those changes could shrink our margins, increase costs, and subject us to additional liabilities. It may lead to broader restrictions and impairments on our marketing activities and hinder our efforts to understand users.
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
We use a broad mix of marketing programs and platforms to promote our services and content to current and prospective subscribers. Two of our primary means of communicating with our subscribers has been via email and text messages. Actual or perceived improper sending of such email or text messaging communications may subject us to liabilities or claims relating to consumer protection laws. We strive to ensure that all our marketing communications comply with the requirements set forth in the TCPA and CAN-SPAM Act. However, violations could result in the Federal Communications Commission (FCC) and FTC, respectively, seeking civil penalties against us. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct email marketing, telemarketing and/or SMS texting programs. Many have resulted in multimillion-dollar settlements to the plaintiffs. Any current or future such litigation against us could be costly and time-consuming to defend.
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
At the same time, use of AI has become the source of significant media attention and political debate. The introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to liability. We may also not identify inaccurate information, which may expose us to liability. If the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, unreliable, misleading, biased, discriminatory or otherwise flawed, any of which may not be easily detectable, our business and reputation may be adversely affected. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may significantly restrict the deployment of AI, particularly generative AI technologies, in our products or processes.
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
Our business also must be conducted in compliance with applicable economic sanctions laws and regulations, such as laws administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant sanctioning authorities. Our operations expose us to the risk of violating, or being accused of violating, anti-corruption, trade compliance, and economic sanctions laws and regulations. Those risks may be heightened as we continue to expand globally. Our failure to successfully comply with these laws and regulations may expose us to reputational harm and significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and debarment from government contracts. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives. Any violation could harm our reputation, business, financial condition, and results of operations.
Changes in our income tax payments or adverse outcomes resulting from examination of our income or other tax returns or changes in legislation could hurt our business, financial condition, and results of operations.
Income tax payouts are subject to volatility. Among the factors that could cause them to rise are:
•earnings differing materially from our projections;
•changes in the valuation of our deferred tax assets and liabilities;
•changes in the expected timing and amount of the release of any tax valuation allowances;
•the effects of share-based compensation;
•the outcomes as a result of tax examinations; or
•changes in tax laws, regulations, accounting principles.
Any of these factors could harm our operating results. Significant judgment is required to determine the recognition and measurement attribute prescribed in GAAP relating to accounting for income taxes. In addition, we are subject to examinations of our income tax returns by the U.S. Internal Revenue Service (the “IRS”) and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have an adverse effect on our business, financial condition, and results of operations.
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
MarketWise, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to its equity holders, including MarketWise, Inc. Accordingly, MarketWise, Inc. will incur income taxes on its allocable share of any net taxable income of MarketWise, LLC. Under the terms of the Third Amended and Restated Limited Liability Company Operating Agreement of MarketWise, LLC (the “MarketWise Operating Agreement”), MarketWise, LLC is obligated to make tax distributions to owners of the common units issued by MarketWise, LLC (“LLC Units”), including MarketWise, Inc. MarketWise, Inc. intends, as MarketWise, LLC’s sole manager, to cause MarketWise, LLC to make cash distributions to the owners of LLC Units in an amount sufficient to (i) fund all or part of such owners’ tax obligations in respect of taxable income allocated to such owners and (ii) cover MarketWise, Inc.’s operating expenses, including payments under the Tax Receivable Agreement. However, MarketWise, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions under contracts or agreements to which MarketWise, LLC is then a party. Additionally, any distribution that would render MarketWise, LLC insolvent would be restricted. If MarketWise, Inc. does not have sufficient funds to pay tax or other liabilities or to fund our operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject MarketWise, Inc. to various restrictions imposed by any such lenders.
As a result of (i) potential differences in the amount of net taxable income allocable to the MarketWise Members, (ii) the lower tax rates currently applicable to corporations as opposed to individuals, and (iii) the favorable tax benefits that MarketWise, Inc. anticipates from any redemptions or exchanges of LLC Units for its Class A common stock or cash pursuant to the MarketWise Operating Agreement in the future, tax distributions payable to MarketWise, Inc. may be in amounts that exceed its actual tax liabilities and obligations to make payments under the Tax Receivable Agreement with respect to the relevant taxable year. MarketWise, Inc.’s board of directors (“Board”) will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of other expenses or dividends on MarketWise, Inc.’s stock, although MarketWise, Inc. will have no obligation to distribute such cash (or other available cash) to its stockholders. MarketWise, Inc. has declared special dividends to Class A shareholders to distribute excess tax distributions received from MarketWise, LLC. Except as otherwise determined by MarketWise, Inc. as the sole manager of MarketWise, LLC, there is no adjustment to the exchange ratio for LLC Units and corresponding shares of our Class A common stock as a result of any cash distributions or any retention of cash by MarketWise, Inc. To the extent MarketWise, Inc. does not distribute such excess cash as dividends on its Class A common stock, it may take other actions with respect to such excess cash—for example, holding such excess cash or lending it (or a portion thereof) to MarketWise, LLC, which may result in shares of our Class A common stock increasing in value relative to the value of the LLC Units. The MarketWise Members may benefit from any value attributable to such cash balances if they acquire shares of our Class A common stock in exchange for their LLC Units, notwithstanding that such holders may previously have participated in distributions by MarketWise, LLC as holders of the LLC Units that resulted in such excess cash balances held by MarketWise, Inc.
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
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that MarketWise, Inc. determines, and the IRS or another tax authority may challenge all or part of the tax basis increases or other tax benefits MarketWise, Inc. claims, as well as other related tax positions it takes, and a court could sustain any such challenge. MarketWise, Inc.’s ability to settle or to forgo contesting such challenges may be restricted by the rights of the MarketWise Members pursuant to the Tax Receivable Agreement, and such restrictions apply for as long as the Tax Receivable Agreement remains in effect. In addition, MarketWise, Inc. will not be reimbursed for any cash payments previously made to the MarketWise Members under the Tax Receivable Agreement in the event that any tax benefits initially claimed by MarketWise, Inc. and for which payment has been made to the MarketWise Members are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by MarketWise, Inc. to the MarketWise Members will be netted against any future cash payments that MarketWise, Inc. might otherwise be required to make to the MarketWise Members under the terms of the Tax Receivable Agreement. However, MarketWise, Inc. might not determine that it has effectively made an excess cash payment to the MarketWise Members for a number of years following the initial time of such payment, and, if any of its tax reporting positions are challenged by a taxing authority, MarketWise, Inc. will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments MarketWise, Inc. previously made under the Tax Receivable Agreement could be greater than the amount of future cash payments against which MarketWise, Inc. would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits MarketWise, Inc. claims are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with MarketWise, Inc.’s tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that MarketWise, Inc. actually realizes in respect of the tax attributes with respect to the MarketWise Members that are the subject of the Tax Receivable Agreement.
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
Risks Related to Ownership of Our Class A common stock
If we do not maintain compliance with Nasdaq continued listing standards, we could be delisted from The Nasdaq Stock Market, which would negatively impact our business, our ability to raise capital, and the market price and liquidity of our Class A Common Stock.
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
Purchases of shares of our common stock by us pursuant to a stock repurchase program may affect the value of our common stock, and there can be no assurance that our stock repurchase program will enhance stockholder value.
Our Board previously approved a stock repurchase program. Repurchase activities pursuant to a stock repurchase program could increase, or reduce the size of any decrease in, the market price of our common stock at that time and, as a result, the price of our shares of common stock could be higher than the price that otherwise might exist in the open market at that time.
A share repurchase program is intended to enhance long-term stockholder value; however, short-term share price fluctuations could reduce the program’s effectiveness. Repurchases could affect the trading price of our common stock, increase trading price volatility, and a stock repurchase program may be suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock at that time. Additionally, repurchases under a share repurchase program may diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value.
Our “emerging growth company” status expired on December 31, 2025, which could increase the costs and demands on management in connection with complying with non-emerging growth company requirements.
We were deemed an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), which allowed us to benefit from certain temporary exemptions from various reporting requirements. On December 31, 2025, our emerging growth company status expired due to reaching the fifth anniversary of ADAC’s initial public offering. We expect the costs and demands placed upon our management to increase, as we must comply with additional disclosure and accounting requirements under applicable SEC and Nasdaq rules and regulations. Complying with these requirements is costly and time consuming, and has placed significant demands on our management and on our administrative and operational resources. If we are unable to comply with these requirements in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business, prospects, financial condition and results of operations could be harmed.
We qualify as a smaller reporting company, and the reduced disclosure requirements applicable to smaller growth companies and smaller growth companies may make our securities less attractive to investors.
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
It is difficult to predict whether investors will find our securities less attractive as a result of our taking advantage of these exemptions and relief granted to smaller reporting companies. If some investors find our securities less attractive as a result, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market price of our securities may be more volatile.
If we lose our “smaller reporting company” status, we will no longer be able to take advantage of certain exemptions from reporting. If we lose our "non-accelerated filer" status, we will be required to comply with the auditor attestation requirements of Section 404 of SOX. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
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
The MarketWise Members control in the aggregate, based on the information available to us, at least 85% of the voting power represented by all of our outstanding classes of stock. Of the MarketWise Members, Monument & Cathedral, LLC controls in the aggregate, based on the information available to us, at least 43% of the voting power represented by all of our outstanding classes of stock of the voting power represented by all of our outstanding classes of stock. As a result, the MarketWise Members (and Monument & Cathedral, LLC in particular) may exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our Board, appointment and removal of officers, any amendment of our Charter or MarketWise, Inc.’s bylaws (our “Bylaws”), and any approval of significant corporate transactions (including a sale of substantially all of MarketWise, LLC’s assets), and will continue to have significant control over our management and policies, including policies around financing, compensation, and declaration of dividends.
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
We have an aggregate of approximately 45,054,990 shares of our Class A common stock authorized but unissued, including 13,612,641 shares of our Class A common stock issuable upon redemption or exchange of LLC Units that are held by the MarketWise Members. Under the terms of the MarketWise Operating Agreement, and subject to certain restrictions set forth therein, the MarketWise Members are entitled to have their LLC Units redeemed or exchanged for shares of our Class A common stock or, at our option, cash. Shares of our Class B common stock held by any such redeeming or exchanging MarketWise Member will be canceled for no additional consideration on a one-for-one basis with the redeemed or exchanged LLC Units whenever the MarketWise Members’ LLC Units are so redeemed or exchanged. While any redemption or exchange of LLC Units and corresponding cancellation of our Class B common stock will reduce the MarketWise Members’ economic interest in MarketWise and its voting interest in MarketWise, Inc., the related issuance of our Class A common stock will dilute your economic interest in us. During the year ended December 31, 2025, pursuant to the terms of the MarketWise Operating Agreement, MarketWise Members exchanged an aggregate of 381,857 LLC Units, together with an equal number of shares of Class B common stock for 381,857 newly-issued shares of our Class A common stock. The timing or size of any future issuances of our Class A common stock resulting from the redemption or exchange of LLC Units cannot be predicted.
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
As a public company, we have, and will continue to incur legal, regulatory, finance, accounting, investor relations, and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We are now subject to the Exchange Act, including the reporting requirements thereunder, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq rules and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly (although these costs are currently unable to be estimated with any degree of certainty), and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. Further, these rules and regulations may make it more difficult and more expensive for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our Board. We may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, enhanced legal and regulatory regimes and heightened standards relating to corporate governance and disclosure for public companies result in increased legal and financial compliance costs and make some activities more time consuming.
Pursuant to Section 404 of SOX, since we are no longer an emerging growth company, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of complying with Section 404 of SOX will significantly increase, and management’s attention may be further diverted from other business concerns, which could adversely affect our business and results of operations. We may need to hire more employees in the future or engage outside consultants to comply with the requirements of Section 404 of SOX, which will further increase cost and expense.
If we are unable to satisfy its obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory actions and potentially civil litigation.
If we identify additional material weaknesses in our internal control over financial reporting we may be unable to produce timely and accurate financial statements, which could adversely affect our business and market price of our Class A common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
During the course of preparing for the Transactions, our management and independent registered public accounting firm determined that we had material weaknesses in internal controls. We implemented several steps to enhance our internal control over financial reporting and addressed the material weaknesses, which were successful as of December 31, 2023.
However, as a public company, our operations and financial reporting requirements continue to grow in scope and complexity. If we fail to maintain effective internal controls or if we identify additional material weaknesses in the future, we may be unable to accurately or timely report our financial results. This could result in delays in filing required reports with the SEC, increased audit and compliance costs, loss of investor confidence, or if significant, restatements of our financial statements. Such issues could adversely affect the market price of shares of our Class A common stock and our ability to remain in compliance with applicable listing requirements.
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
•failure to meet or exceed financial estimates and projections of the investment community;
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
In 2025, we paid quarterly and special dividends on shares of our Class A common stock. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
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
Holders
As of December 31, 2025, there were 3 holders of record of our Class A common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. There are also 20 holders of record of our Class B common stock.
Dividend Policy
In 2025, we paid quarterly dividends on shares of our Class A common stock and distributions on our LLC Units. There can be no assurance that we will continue to pay dividends in the future.
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
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
October 1 to October 31, 2025	34,829	$13.69	34,829	$49,147
Total	34,829		34,829
(1)    In February 2025, our Board of Directors authorized the repurchase of up to $50.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expire on February 28, 2026.

As previously announced, the Board of Directors authorized a stock repurchase program of our Class A common stock. Since April 2025, the Company has repurchased 209,726 shares for $3.4 million.
On October 29, 2025, the Company announced that it had received a proposal from Monument & Cathedral Holdings, LLC (collectively with its affiliates, “M&C”) to acquire all of the outstanding equity interests of the Company and MarketWise, LLC that are not owned by M&C. In connection with the Proposal, the Company suspended repurchases under its stock repurchase program effective October 30, 2025. The Company confirmed publicly on February 18, 2026 that M&C had withdrawn its Proposal. The stock repurchase program remains authorized and the Company plans to resume repurchases after filing this annual report.

Item 6. [Reserved.]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “the Company,” “we,” “us,” and “our”), should be read together with our audited consolidated financial statements as of December 31, 2025 and 2024 and for each of the years ended December 31, 2025, 2024 and 2023 included elsewhere in this report. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” in this report.
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
2025 Highlights
▪Paid Subscribers were 374 thousand as of December 31, 2025 compared with 506 thousand as of December 31, 2024
▪Total net revenue was $328.1 million for full year 2025 compared with $408.7 million for full year 2024 (1)
▪Total Billings was $271.2 million for full year 2025 compared with $239.1 million for full year 2024
▪Net income was $64.0 million for full year 2025 compared with $93.1 million for full year 2024
▪Cash from Operating Activities (“CFFO”) was $46.0 million for full year 2025 compared with $(22.2) million for full year 2024
▪Cash and cash equivalents were $70.1 million as of December 31, 2025, and no debt outstanding
(1) Net Revenue (a GAAP measure) represents Billings that are recognized over the term of the subscription, which can be multiple years. Billings are amounts invoiced to customers in the period and is thus indicative of the current operating environment and demand for our products.
The following table presents CFFO, and the related margin as a percentage of net revenue, and Adjusted CFFO (as defined below), a non-GAAP measure, and the related margin as a percentage of Billings, for each of the periods presented. For more information on Adjusted CFFO and Adjusted CFFO Margin (as defined below), see “— Non-GAAP Financial Measures.”

(In thousands)	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$45,958	$(22,150)	$62,428
Total net revenue	328,122	408,701	448,182
Net cash provided by (used in) operating activities margin	14.0%	(5.4%)	13.9%

Adjusted CFFO	$45,958	$(22,150)	$66,368
Billings	271,195	239,083	382,411
Adjusted CFFO Margin	16.9%	(9.3%)	17.4%

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
Our Paid Subscribers (as defined below) as of December 31, 2025 generated average customer lifetime Billings of approximately $2,031, resulting in a LTV/CAC (as defined below) ratio of approximately 2.0x compared to 1.3x at December 31, 2024. For more information on Billings and our LTV/CAC ratio and the components of this ratio, see “—Key Business Metrics” and “—Definitions of Metrics,”
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription.
As of December 31, 2025, our Paid Subscriber base was 374 thousand, down 132 thousand, or 26.0% as compared to 506 thousand at December 31, 2024, primarily related to elevated churn associated with the shutdown of our Legacy Research business. At the time of shutdown, paid Legacy Research subscribers were given replacement subscriptions to other affiliates within MarketWise for at least the duration of their original subscription. These subscribers accounted for 58 thousand or approximately 44% of the overall 132 thousand decrease in the year, with the remainder of the decline primarily coming from lower value subscribers.
Our Paid Subscriber base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2023, direct-to-paid acquisition has accounted for approximately 48% of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns. Our free subscription products also serve as a significant source of new Paid Subscribers, accounting for approximately 52% of our annual Paid Subscriber acquisition.
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Active Free Subscribers and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of December 31,

2025 was $670, which increased 70.1% from $394 as of December 31, 2024. For more information on ARPU, see “Key Business Metrics — Average Revenue Per User.”
Our high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $600 of our products over their lifetime. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $5,000 of our products over their lifetime. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of December 31, 2025, 63% of our Paid Subscribers were high-value subscribers and 30% of our Paid Subscribers were ultra high-value subscribers.
We may face challenges and uncertainty in retaining and expanding relationships with existing subscribers due to the wind-down of operations of Legacy Research announced in February 2024 and any reputational harm associated with misconduct of former employees as discussed in the Risk Factor “Failure to maintain and protect our reputation for trustworthiness and independence may harm our business” included elsewhere in this annual report.

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

	Year Ended December 31,
	2025	2024	2023
Active Free Subscribers	2,037,313	3,331,437	4,067,199
Paid Subscribers	374,163	505,889	737,140
ARPU	$670	$394	$503
New "Marketing" Billings (in thousands)	$199,133	$162,782	$278,260
Net "Renewal" Billings (in thousands)	$65,359	$70,313	$96,767
Other Billings (in thousands)	$6,703	$5,988	$7,384
Total Billings (in thousands)	$271,195	$239,083	$382,411
Active Free Subscribers. Active Free Subscribers are defined as unique subscribers who have subscribed to one of our free investment publications via a valid email address and who have received and/or consumed our content during the quarter, excluding any Paid Subscribers who also have free subscriptions. Free subscriptions are often daily publications that include some commentary about the stock market, investing ideas, or other specialized topics. Included within our free publications are advertisements and editorial support for our current marketing campaigns. While subscribed to our publications, Active Free Subscribers learn about our editors and analysts, get to know our products and services, and learn more about ways we can help them be a better investor. Since 2023, approximately 52% of our new Paid Subscribers come from free to paid conversions.
Active Free Subscribers decreased by 1.3 million, or 38.8%, to 2.0 million as of December 31, 2025 as compared to 3.3 million as of December 31, 2024. The year over year decrease in Active Free Subscribers is a result of fewer free subscribers in total, a reduced number of free products available as we rationalize our offerings, and more targeted email sends.
Active Free Subscribers decreased by 0.7 million, or 18.1%, to 3.3 million as of December 31, 2024 as compared to 4.1 million as of December 31, 2023. The year over year decrease was primarily driven by the shutdown of our Legacy Research business in early 2024.
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
Total Paid Subscribers decreased by 132 thousand, or 26.0%, to 374 thousand as of December 31, 2025 as compared to 506 thousand as of December 31, 2024, primarily related to elevated churn associated with the shutdown of our Legacy Research business. At the time of shutdown, paid Legacy Research subscribers were given replacement subscriptions to other affiliates within MarketWise for at least the duration of their original subscription. These subscribers accounted for 58 thousand or approximately 44% of the overall 132 thousand decrease in the year, with the remainder of the decline primarily coming from lower value subscribers.
Total Paid Subscribers decreased by 231 thousand, or 31.4%, to 506 thousand as of December 31, 2024 as compared to 737 thousand as of December 31, 2023, driven by continued soft consumer engagement as well as elevated churn due to expiring subscriptions in our Legacy Research Group which likely came as a result of the wind down of this business which occurred during 2024. Additionally, direct marketing spend decreased as we managed profitability given the aforementioned factors. The decrease was further compounded by the loss of approximately 20 thousand Paid Subscribers as part of sale of the Money Map Press, LLC Business in fourth quarter 2024.
Subscriber count churn rate has ranged from approximately 2.4% to 3.7% per month between 2023 and 2025. Almost all of the subscribers who churned in 2025 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which improved from 53% in 2024 to 91% in 2025, is a more meaningful gauge of subscriber satisfaction.
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
ARPU increased by $276, or 70.1%, to $670 as of December 31, 2025 as compared to $394 as of December 31, 2024. The year-over-year increase was driven by a 13% increase in trailing four quarter Billings, while trailing four quarter average Paid Subscribers decreased by (33)%. The increase in trailing four quarter Billings was driven by successful campaigns involving our software products, as further discussed in —Billings below. The decrease in trailing four quarter Paid Subscribers is also driven by the winding down of our Legacy Research Group business during 2024.
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
While Net Revenue and Billings are both related to sales of our products, there are key differences in how those sales are recognized. From a Net Revenue perspective, substantially all of the amounts invoiced to customers are originally reported as deferred revenue on our Balance Sheet and is subsequently recognized as Net Revenue over a period up to 5 years; whereas Billings, as defined above, represents amounts invoiced to customers in each period, and provides more insight from a cash generation perspective. As a result, there will be a perpetual disconnect between Billings and Net Revenue.
We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.

New Marketing Billings are Billings from all new subscription sales. New Marketing Billings increased by $36.4 million, or 22.3%, to $199.1 million in 2025 as compared to $162.8 million in 2024. The increase was primarily driven by sales of our software related content and to a lesser extent, sales of our entry level products.
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
Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings decreased by $5.0 million, or 7.0%, to $65.4 million in 2025 as compared to $70.3 million in 2024. This was primarily a function of a significant decrease (approximately 200 thousand) in average Paid Subscribers in 2025 versus 2024. The loss of renewal billings due to decreased subscribers was somewhat offset by an increased renewal rate on those subscriptions that were available for renewal.
Net Renewal Billings decreased by $26.5 million, or 27.3%, to $70.3 million in 2024 as compared to $96.8 million in 2023. This was primarily a function of a significant decrease (approximately 150 thousand) in average Paid Subscribers in 2024 versus 2023.
Other Billings are Billings from revenue share, advertising and conferences. Other Billings increased by $0.7 million or 11.9% to $6.7 million in 2025 as compared to $6.0 million in 2024 as a result of increasing revenue share activity with external parties.
Other Billings decreased by $1.4 million or 18.9% to $6.0 million in 2024 as compared to $7.4 million in 2023 as a result of decreasing revenue share activity with external parties.
Total Billings increased by $32.1 million, or 13.4%, to $271.2 million in 2025 as compared to $239.1 million in 2024. The increase was primarily driven by sales of new products, particularly our software related content and was somewhat offset by a slight decrease in renewal sales related to a decline in subscribers.
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
Net Income Attributable to Noncontrolling Interests
As of December 31, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 15.2% and the noncontrolling interest was 84.8%. For the year ended December 31, 2025 net income attributable to controlling interests included a $2.6 million tax provision, which is 100% attributable to the controlling interest.
As of December 31, 2024, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 12.4% and the noncontrolling interest was 87.6%. For the year ended December 31, 2024 net income attributable to controlling interests included a $3.3 million tax provision, which is 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Year Ended December 31,
	2025	2024	2023
Net revenue	$325,708	$405,357	$443,245
Related party revenue	2,414	3,344	4,937
Total net revenue	328,122	408,701	448,182
Operating expenses:
Cost of revenue(1)	44,335	50,663	56,802
Sales and marketing(1)	130,954	160,707	198,592
General and administrative(1)	78,293	90,712	125,176
Research and development(1)	8,814	9,908	8,831
Depreciation and amortization	2,186	2,753	3,821
Impairment losses	380	4,445	2,583
Related party expense	564	525	572
Total operating expenses	265,526	319,713	396,377
Income from operations	62,596	88,988	51,805
Other income (expense), net	1,040	2,085	(611)
Interest income, net	2,963	5,288	4,904
Income before income taxes	66,599	96,361	56,098
Income tax expense	2,558	3,253	1,803
Net income	64,041	93,108	54,295
Net income attributable to noncontrolling interests	58,421	86,049	52,513
Net income attributable to MarketWise, Inc.	$5,620	$7,059	$1,782
(1)     Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	13.5%	12.4%	12.7%
Sales and marketing(1)	39.9%	39.3%	44.3%
General and administrative(1)	23.9%	22.2%	27.9%
Research and development(1)	2.7%	2.4%	2.0%
Depreciation and amortization	0.7%	0.7%	0.9%
Impairment losses	0.1%	1.1%	0.6%
Related party expense	0.2%	0.1%	0.1%
Total operating expenses	80.9%	78.2%	88.4%
Income from operations	19.1%	21.8%	11.6%
Other income (expense), net	0.3%	0.5%	(0.1)%
Interest income, net	0.9%	1.3%	1.1%
Income before income taxes	20.3%	23.6%	12.5%
Income tax expense	0.8%	0.8%	0.4%
Net income	19.5%	22.8%	12.1%
Net income attributable to noncontrolling interests	17.8%	21.1%	11.7%
Net income attributable to MarketWise, Inc.	1.7%	1.7%	0.4%
__________________
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.
Comparison of Years Ended December 31, 2025 and 2024
Net Revenue

(In thousands)	Year Ended December 31,		$ Change	% Change
	2025	2024
Net revenue	$328,122	$408,701	$(80,579)	(19.7)%
The decrease in net revenue was primarily driven by a $62.1 million decrease in term subscription revenue and a $19.5 million decrease in membership subscription revenue, partially offset by a $1.1 million increase in non-subscription revenue.
Term subscription revenue decreased during the year ended December 31, 2025 primarily due to the wind down of Legacy Research, and a decrease in Billings in prior periods causing reduced revenue recognition in the 2025 which contributed $32.6 million and $53.3 million to the overall term subscription revenue decrease, respectively. This is partially offset by an increase in current year Billings.
Membership revenue decreased during the year ended December 31, 2025, primarily due to Legacy Research, which contributed $24.8 million to the overall membership subscription revenue decrease.

Operating Expenses

(In thousands)	Year Ended December 31,		$ Change	% Change
	2025	2024
Operating expenses:
Cost of revenue	$44,335	$50,663	$(6,328)	(12.5)%
Sales and marketing	130,954	160,707	(29,753)	(18.5)%
General and administrative	78,293	90,712	(12,419)	(13.7)%
Research and development	8,814	9,908	(1,094)	(11.0)%
Depreciation and amortization	2,186	2,753	(567)	(20.6)%
Impairment losses	380	4,445	(4,065)	(91.5)%
Related party expenses	564	525	39	7.4%
Total operating expenses	$265,526	$319,713	$(54,187)	(16.9)%
Cost of Revenue
Cost of revenue decreased primarily driven by a $5.5 million decrease in freelance editorial expenses, a $1.1 million decrease in incentive compensation, and a $1.0 million decrease in outside labor. This was partially offset by a $1.0 million increase in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense decreased primarily driven by a $34.0 million decrease in amortization of deferred contract acquisition costs, and $3.7 million decrease in salaries, taxes and benefits primarily due to reductions in workforce in 2024. This is partially offset by a $7.9 million increase in marketing expense.
General and Administrative
General and administrative expense decreased primarily driven by a $8.1 million decrease in professional fees, a $2.9 million decrease in salaries, taxes and benefits due to a reduction in workforce, a $2.6 million decrease due to the change in fair value of contingent consideration related to brands sold during 2024, a $2.3 million decrease in severance expense, a $1.8 million decrease in stock-based compensation expense, a $0.7 million decrease in software expense. This is partially offset by a $5.6 million increase in incentive compensation.
Impairment Losses
Impairment losses expense decreased primarily driven by impairment to Legacy Research brands in the 2024 period. The impairment losses in 2024 were due to the charges related to deferred contract acquisition costs and intangible assets of the Legacy Research brands that we disposed of in the fourth quarter of 2024, and the impairment of the Legacy Research operating lease right-of-use asset.

Comparison of the Years Ended December 31, 2024 and 2023
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
In the first quarter 2025, we introduced an additional non-GAAP financial measure: Free Cash Flow. This new non-GAAP financial measure is intended to provide investors with additional information regarding our liquidity and operating performance, and is commonly used within our industry.
This new non-GAAP measure is provided in addition to, and not as a substitute for or superior to, our existing non-GAAP financial measures, which we will continue to present.
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

(In thousands)	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Adjusted CFFO	$45,958	$(22,150)	$66,368	(307.5)%	(133.4)%
Adjusted CFFO Margin	16.9%	(9.3)%	17.4%

Free Cash Flow	$44,391	$(22,831)	$60,701	(294.4)%	(137.6)%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net cash provided by (used in) operating activities	$45,958	$(22,150)	$62,428	(307.5)%	(135.5)%
Non-recurring expenses	—	—	3,940	—%	(100.0)%
Adjusted CFFO	$45,958	$(22,150)	$66,368	(307.5)%	(133.4)%

The following table provides the calculation of net cash provided by operating activities as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net cash provided by operating activities	$45,958	$(22,150)	$62,428	(307.5)%	(135.5)%
Total net revenue	328,122	408,701	448,182	(19.7)%	(8.8)%
Net cash provided by (used in) operating activities margin	14.0%	(5.4%)	13.9%

Adjusted CFFO	$45,958	$(22,150)	$66,368	(307.5)%	(133.4)%
Billings	271,195	239,083	382,411	13.4%	(37.5)%
Adjusted CFFO Margin	16.9%	(9.3%)	17.4%
CFFO and Adjusted CFFO for the year ended December 31, 2025 was primarily due to net income of $64.0 million, adjusted for net non-cash items which increased cash by $14.3 million. This was partially offset by net changes in our operating assets and liabilities which reduced cash by $32.4 million, including incentive compensation payouts.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow for each of the periods presented:

(In thousands)	Year Ended December 31,			% change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net cash provided by (used in) operating activities	$45,958	$(22,150)	$62,428	(307.5)%	(135.5)%
Capital expenditures	(1,567)	(681)	(1,727)	130.1%	(60.6)%
Free Cash Flow	$44,391	$(22,831)	$60,701

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
We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. The Company estimates that the amount of float was approximately $98.2 million and $119.7 million as of December 31, 2025 and 2024, respectively. As part of the Company's broader capital allocation strategy, our consolidated cash balance may from time to time decline below our estimate of the long term float requirement.
The Company invests a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the years ended December 31, 2025 and 2024, the Company earned interest income of $3.0 million and $5.9 million, respectively, on our cash portfolio which was invested solely in money market funds.
The Company may allocate a portion of our “float” to investments meeting pre-determined guidelines, including U.S.-listed equity securities, with the objective to provide an acceptable rate of return while complying with established risk tolerances and liquidity parameters. The Board is responsible for approving investment decisions. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. Historically, the Company has only invested in money market funds.
As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $70.1 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. We expect that our anticipated operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
The dividends and distributions declared during the year ended December 31, 2025, on a split adjusted basis, were as follows:

			Dividends		Distributions
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	January 15, 2025	February 26, 2025	$0.60	$1,249	N/A	N/A
Regular	February 27, 2025	March 31, 2025	$0.20	$722	$0.20	$2,766
Regular	May 1, 2025	June 25, 2025	$0.20	$473	$0.20	$2,728
Special	May 1, 2025	June 25, 2025	$0.10	$237	N/A	N/A
Regular	July 31, 2025	September 25, 2025	$0.20	$501	$0.20	$2,723
Special	July 31, 2025	September 25, 2025	$0.20	$501	N/A	N/A
Regular	October 30, 2025	December 24, 2025	$0.20	$487	$0.20	$2,723
Special	October 30, 2025	December 24, 2025	$0.20	$487	N/A	N/A
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
We expect to incur payment obligations under the Tax Receivable Agreement (“TRA”) in the future. These obligations correspond to future cash tax savings that MarketWise, Inc. derives from tax-related benefits created as MarketWise Members exchange their LLC Units for Class A shares of MarketWise, Inc. This obligation is equal to 85% of the estimated future tax benefit for MarketWise, Inc. and is recorded as a TRA liability on the consolidated balance sheet. The TRA liability was $4.3 million as of December 31, 2025. No payments have been made under the TRA, and no significant payments are expected in the next 12 months. However, these obligations may be significant in the future. MarketWise, Inc. intends to cause MarketWise, LLC to make distributions to MarketWise, Inc. in an amount sufficient to allow MarketWise, Inc. to pay its tax obligations and operating expenses, including distributions to fund any payments due under the TRA. If MarketWise, LLC does not have sufficient cash to fund distributions to MarketWise, Inc. in amounts sufficient to cover MarketWise, Inc.’s obligations under the TRA, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that MarketWise, Inc. is unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid. For additional information regarding the TRA, see the section entitled “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” in the Annual Report.
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members and to MarketWise, Inc. in amounts sufficient for the recipients to pay taxes due on their share of MarketWise income at prevailing individual income tax rates, which for the 2025 tax year the highest federal, state and local tax rate the Company used was 49.75%. In the year ended December 31, 2025, MarketWise, LLC made quarterly tax distributions of $49.8 million proportionately to all MarketWise Members, including MarketWise, Inc. These quarterly tax distributions to MarketWise, Inc. exceeded its corporate tax liability and enabled MarketWise, Inc. to declare and pay the aforementioned special dividend with the excess tax distribution proceeds. We expect MarketWise, Inc. will receive quarterly tax distributions in future quarters such that quarterly special dividends are expected to continue, however the amount is uncertain.
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
Stock Repurchase Program
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases will depend on market conditions and other requirements. Repurchases under the program have been authorized for a period of one year but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. During the year ended December 31, 2025, we repurchased 209,726 shares totaling $3.4 million in the aggregate.
On October 29, 2025, the Company announced that it had received a proposal from Monument & Cathedral Holdings, LLC (collectively with its affiliates, “M&C”) to acquire all of the outstanding equity interests of the Company and MarketWise, LLC that are not owned by M&C. In connection with the Proposal, the Company suspended repurchases under its stock repurchase program effective October 30, 2025. The Company confirmed publicly on February 18, 2026 that M&C had withdrawn its Proposal. The stock repurchase program remains authorized and the Company plans to resume repurchases after filing this annual report.
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
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$45,958	$(22,150)	$62,428
Net cash used in investing activities	(1,567)	(681)	(1,897)
Net cash used in financing activities	(72,107)	(34,458)	(63,953)
Operating Activities
For the year ended December 31, 2025, net cash used in operating activities was $46.0 million, primarily due to net income of $64.0 million, adjusted for net non-cash items which increased cash by $14.3 million, and net changes in our operating assets and liabilities which reduced cash by $32.4 million, largely due to timing differences in the net receipt of cash. The non-cash items include stock-based compensation expense of $11.1 million, noncash lease expense of $3.2 million, and deferred income taxes of $1.0 million. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $56.1 million due to our overall decrease in sales, partially offset by a net increase in deferred contract acquisition costs of $20.5 million, and a decrease in accrued expenses of $9.9 million.
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
Investing Activities
For the year ended December 31, 2025, net cash used in investing activities was $1.6 million, primarily driven by the payment of $1.2 million related to capitalized software development costs.

For the year ended December 31, 2024, net cash used in investing activities was $0.7 million, primarily driven by the payment of $0.5 million related to capitalized software development costs.
For the year ended December 31, 2023, net cash used in investing activities was $1.9 million, primarily driven by the payment of $1.7 million related to capitalized software development costs.
Financing Activities
For the year ended December 31, 2025, net cash used in financing activities was $72.1 million, primarily due to $62.0 million in distributions to noncontrolling interests and $4.8 million in dividends paid to Class A common stockholders.
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
We also offer membership subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually thereafter. Certain upfront fees on membership subscriptions are paid in installments over a 12-month period and, from time to time, over multiple years. We recognize revenue related to membership subscriptions over the estimated customer lives, which is five years. Management has determined the estimated life of membership customers based on historic customer attrition rates. The estimated life of membership customers was five years for each of the years ended December 31, 2025, 2024 and 2023.
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
We capitalize incremental costs that are directly related to the acquisition or renewal of customer contracts, to the extent that the costs are expected to be recovered and if we expect the benefit of these costs to be longer than one year. We have elected to utilize the practical expedient and expense costs to obtain a contract with a subscriber when the expected benefit period is one year or less. Our capitalizable incremental costs include sales commissions to employees and fees paid to marketing vendors that are generally calculated as a percentage of the customer sale. We also capitalize revenue share fees that are payable to other companies, including related parties, who share their customer lists with us for each successful sale we make to a customer from their list. Capitalized costs are amortized on a straight-line basis over the expected benefit period related directly to those costs, which is approximately four years. The amortization period for contract costs was approximately four years for each of the years ended December 31, 2025, 2024 and 2023.
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
Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing assets acquired and liabilities assumed include, but are not limited to, future expected cash flows from acquired customers, trade names, acquired technology from a market participant perspective, and determining useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. While management believes the assumptions and estimates it has made in the past have been appropriate, they are inherently uncertain and subject to refinement. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. We did not have significant measurement period adjustments during the years ended December 31, 2025, 2024 and 2023.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Marketwise, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for each of the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2025.
Arlington, Virginia
March 5, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Marketwise, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Marketwise, Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 6, 2025 (March 5, 2026 as to the effects of the reverse stock split discussed in Note 2 and the 2025 reorganization discussed in Note 4)

We began serving as the Company’s auditor in 2018. In 2025, we became the predecessor auditor.

MARKETWISE, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$70,140	$97,876
Accounts receivable	5,722	1,876
Prepaid expenses	10,799	10,051
Related party receivables	838	547
Deferred contract acquisition costs	43,388	57,214
Other current assets	814	1,269
Total current assets	131,701	168,833
Property and equipment, net	453	592
Operating lease right-of-use assets	6,684	3,182
Intangible assets, net	3,813	4,673
Goodwill	30,043	30,043
Deferred contract acquisition costs, noncurrent	34,678	42,121
Deferred tax assets	11,007	10,071
Total assets	$218,379	$259,515
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$3,868	$4,011
Related party payables	509	338
Accrued expenses	33,221	23,272
Deferred revenue and other contract liabilities	183,798	217,973
Operating lease liabilities	908	1,629
Other current liabilities	11,900	12,985
Total current liabilities	234,204	260,208
Deferred revenue and other contract liabilities, noncurrent	185,754	209,013
Other liabilities, noncurrent	2,611	2,811
Related party tax receivable agreement liability, noncurrent	4,260	2,669
Operating lease liabilities, noncurrent	5,175	2,738
Total liabilities	432,004	477,439
Commitments and Contingencies (Note 9)	—	—
Stockholders’ deficit
Class A common stock, par value of $0.0001 per share, 47,500,000 shares authorized; 2,445,010 and 1,978,013 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Class B common stock, par value of $0.0001 per share, 15,000,000 shares authorized; 13,612,641 and 13,994,498 shares issued and outstanding at December 31, 2025 and 2024, respectively	1	1
Preferred stock, par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	101,945	106,691
Accumulated other comprehensive income	36	56
Accumulated deficit	(113,664)	(119,284)
Total stockholders’ deficit attributable to MarketWise, Inc.	(11,682)	(12,536)
Noncontrolling interest	(201,943)	(205,388)

MARKETWISE, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

Total stockholders’ deficit	(213,625)	(217,924)
Total liabilities and stockholders’ deficit	$218,379	$259,515
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$325,708	$405,357	$443,245
Related party revenue	2,414	3,344	4,937
Total net revenue	328,122	408,701	448,182
Operating expenses:
Cost of revenue (1)	44,335	50,663	56,802
Sales and marketing (1)	130,954	160,707	198,592
General and administrative (1)	78,293	90,712	125,176
Research and development	8,814	9,908	8,831
Depreciation and amortization	2,186	2,753	3,821
Impairment losses	380	4,445	2,583
Related party expense	564	525	572
Total operating expenses	265,526	319,713	396,377
Income from operations	62,596	88,988	51,805
Other income (expense), net	1,040	2,085	(611)
Interest income, net	2,963	5,288	4,904
Income before income taxes	66,599	96,361	56,098
Income tax expense	2,558	3,253	1,803
Net income	64,041	93,108	54,295
Net income attributable to noncontrolling interests	58,421	86,049	52,513
Net income attributable to MarketWise, Inc.	$5,620	$7,059	$1,782

Earnings per share – basic	$2.41	$3.67	$1.12

Earnings per share – diluted	$2.31	$3.58	$1.07

Weighted average shares outstanding – basic	2,333	1,921	1,585

Weighted average shares outstanding – diluted	2,436	1,971	1,665

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$64,041	$93,108	$54,295
Other comprehensive (loss) income
Cumulative translation adjustment	(20)	(9)	21
Total comprehensive income	$64,021	$93,099	$54,316
The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share and unit data)

	Class A common stock		Class B common stock		Preferred Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	1,451,856	$—	14,554,605	$1	—	$—	$106,884	$44	$(128,125)	$(21,197)	$(277,186)	$(298,383)
Equity-based compensation	—	—	—	—	—	—	22,638	—	—	22,638	—	$22,638
Issuance of common stock	231,876	—	—	—	—	—	678	—	—	679	—	$679
Vesting of restricted stock units	112,995	—	—	—	—	—	—	—	—	—	—	$—
Restricted stock units withheld to pay taxes	(30,098)	—	—	—	—	—	(1,045)	—	—	(1,045)	—	$(1,045)
Shares withheld to pay taxes	(97,506)	—	—	—	—	—	(4,988)	—	—	(4,988)	—	$(4,988)
Dividends declared	—	—	—	—	—	—	(8,437)	—	—	(8,437)	—	$(8,437)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(55,736)	$(55,736)
Issuance per redemption of Class B shares for Class A shares	150,000	—	(150,000)	—	—	—	(2,167)	—	—	(2,167)	2,547	$380
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	—	—	1,633	—	—	1,633	—	$1,633
Foreign currency translation adjustments	—	—	—	—	—	—	—	21	—	21	—	$21
Net income	—	—	—	—	—	—	—	—	1,782	1,782	52,513	$54,295
Balance at December 31, 2023	1,819,123	$—	14,404,605	$1	—	$—	$115,196	$65	$(126,343)	$(11,081)	$(277,862)	$(288,943)
Equity-based compensation	—	—	—	—	—	—	10,137	—	—	10,137	—	10,137
Issuance of common stock	19,895	—	—	—	—	—	301	—	—	301	—	301
Vesting of restricted stock units	124,332	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(35,337)	—	—	—	—	—	(1,368)	—	—	(1,368)	—	(1,368)
Repurchase of Class B shares	—	—	(360,107)	—	—	—	(10,803)	—	—	(10,803)	—	(10,803)
Dividends declared	—	—	—	—	—	—	(1,997)	—	—	(1,997)	—	(1,997)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(21,082)	(21,082)
Issuance per redemption of Class B shares for Class A shares	50,000	—	(50,000)	—	—	—	(916)	—	—	(916)	916	—
Change in noncontrolling interest	—	—	—	—	—	—	(6,591)	—	—	(6,591)	6,591	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	—	—	2,732	—	—	2,732	—	2,732
Foreign currency translation adjustments	—	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Net income	—	—	—	—	—	—	—	—	7,059	7,059	86,049	93,108
Balance at December 31, 2024	1,978,013	$—	13,994,498	$1	—	$—	$106,691	$56	$(119,284)	$(12,536)	$(205,388)	$(217,924)
Equity-based compensation	—	—	—	—	—	—	11,306	—	—	11,306	—	11,306
Issuance of common stock	25,852	—	—	—	—	—	418	—	—	418	—	418
Vesting of restricted stock units	395,927	—	—	—	—	—	—	—	—	—	—	—

MARKETWISE, INC.
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share and unit data)

	Class A common stock		Class B common stock		Preferred Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
Restricted stock units withheld to pay taxes	(126,913)	—	—	—	—	—	(2,360)	—	—	(2,360)	—	(2,360)
Repurchase of Class A shares	(209,726)	—	—	—	—	—	(3,379)	—	—	(3,379)	—	(3,379)
Cash dividends declared to Class A shareholders	—	—	—	—	—	—	(5,259)	—	—	(5,259)	—	(5,259)
Reversal of cumulative accrued dividends on Earnout Shares (see Note 11)	—	—	—	—	—	—	1,263	—	—	1,263	—	1,263
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(62,010)	(62,010)
Issuance per redemption of Class B shares for Class A	381,857	—	(381,857)	—	—	—	(7,034)	—	—	(7,034)	7,034	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	(20)	—	(20)	—	(20)
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	—	—	299	—	—	299	—	299
Net income	—	—	—	—	—	—	—	—	5,620	5,620	58,421	64,041
Balance at December 31, 2025	2,445,010	$—	13,612,641	$1	—	$—	$101,945	$36	$(113,664)	$(11,682)	$(201,943)	$(213,625)

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWISE, INC.
Consolidated Statement of Cash Flows
(In thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$64,041	$93,108	$54,295
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,186	2,753	3,821
Impairment and other charges	380	4,445	2,583
Stock-based compensation	11,106	12,202	23,384
Change in fair value of contingent consideration	(1,194)	507	—
Change in fair value of derivative liabilities – other	—	—	1,779
Deferred taxes	954	2,872	1,803
Unrealized (gains) losses on foreign currency	(20)	(18)	23
Other gains	(2,250)	—	—
Noncash lease expense	3,172	2,053	2,135
(Gain) loss on sale of business	—	(2,030)	1,583
Changes in operating assets and liabilities:
Accounts receivable	(3,805)	2,652	(488)
Related party receivables and payables, net	1,074	2,622	(2,284)
Prepaid expenses	(748)	(746)	2,420
Other current assets and other assets	455	1,190	1,533
Deferred contract acquisition costs	20,490	63,468	31,329
Trade and other payables	(123)	3,470	(200)
Accrued expenses	9,949	(31,769)	9,065
Deferred revenue	(56,092)	(162,093)	(67,092)
Derivative liabilities	—	—	(3,060)
Operating lease liabilities	(3,312)	(1,446)	(1,501)
Other current and long-term liabilities	(305)	(15,390)	1,300
Net cash provided by (used in) operating activities	45,958	(22,150)	62,428
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(170)
Purchases of property and equipment	(391)	(133)	(65)
Capitalized software development costs	(1,176)	(548)	(1,662)
Net cash used in investing activities	(1,567)	(681)	(1,897)
Cash flows from financing activities:
Proceeds from issuance of common stock	418	301	678
Shares and restricted stock units withheld to pay taxes	(2,360)	(1,368)	(6,032)
Repurchases of stock	(3,379)	(10,803)	—
Dividends paid	(4,776)	(1,506)	(5,744)
Tax distributions to noncontrolling interests	(49,838)	(9,564)	(3,353)
Other distributions to noncontrolling interests	(12,172)	(11,518)	(49,502)
Net cash used in financing activities	(72,107)	(34,458)	(63,953)
Effect of exchange rate changes on cash	(20)	(9)	21
Net decrease in cash, cash equivalents and restricted cash	(27,736)	(57,298)	(3,401)
Cash, cash equivalents and restricted cash — beginning of period	97,876	155,174	158,575
Cash, cash equivalents and restricted cash — end of period	$70,140	$97,876	$155,174
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
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s financial statements. As of December 31, 2025, MarketWise, Inc. had a 15.2% ownership interest in MarketWise, LLC.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to derivatives, warrants, valuation of assets acquired and liabilities assumed in business combinations, useful lives of intangible assets with definite lives, benefit period of deferred contract acquisition costs, determination of standalone selling prices, estimated life of membership customers, recoverability of goodwill and long-lived assets, valuation allowances on deferred tax assets, the incremental borrowing rates to calculate lease liabilities and right-of-use (“ROU”) assets and certain accruals. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Emerging Growth Company
We were an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and took advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our audited financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. our Emerging Growth Company status expired on December 31, 2025.
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
The accompanying audited consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the Reverse Stock Split for all periods presented, unless otherwise specified.
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
Accounts Receivable
Our accounts receivable primarily consist of receivables from third-party credit card providers and revenue share agreements with external parties, which are both stated at net realizable value. We did not record an allowance for credit losses for the years ended December 31, 2025 and 2024.
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
No individual customer accounted for more than 10% of revenue for the years ended December 31, 2025, 2024 and 2023.
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
We also offer membership subscriptions where we receive an upfront payment upon entering into the contract and receive a lower amount annually (a “maintenance fee”) thereafter. The right to discounts on future maintenance fee payments is considered a material right which is recognized as revenue when the customer exercises the option or when the option expires. Certain upfront fees on membership subscriptions are paid in installments, generally over a twelve-month period. We recognize revenue related to membership subscriptions over the estimated customer lives, which was five years for each of the years ended December 31, 2025, 2024 and 2023. We have determined the estimated life of membership customers based on historic customer attrition rates.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Contract Balances
A contract asset is defined as an entity's right to consideration for goods or services that the entity has transferred to a customer but customer payment is contingent on a future event. A contract liability is defined to occur if the customer's payment of consideration precedes the entity's performance and represents the entity's obligation to transfer goods or services to a customer for which the entity has received consideration. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. No contract assets are recorded on our consolidated balance sheets as of December 31, 2025 and 2024.
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
Advertising expense was $38,240, $29,970 and $44,270 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
2021 Incentive Award Plan
On July 21, 2021, the MarketWise, Inc. 2021 Incentive Award Plan (the “2021 Incentive Award Plan”) became effective. As of December 31, 2025, 36,536,852 shares of Class A common stock were reserved for issuance pursuant to the 2021 Incentive Award Plan, and the maximum number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Award Plan is 32,045,000, in each case, subject to certain adjustments set forth therein.
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
2021 ESPP
As a result of the Transactions, we adopted the 2021 Employee Stock Purchase Plan (“ESPP”) effective on January 1, 2022. Under the ESPP, the Company authorizes the grant of the right to purchase shares of Class A common stock by employees who qualify under the ESPP. As of December 31, 2025, the Company has reserved for

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
issuance a total of 7,157,642 shares of Class A common stock for the ESPP. The current offering period began on July 1, 2025 and ended on December 31, 2025.
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
Profits Interests
During the year ended December 31, 2025, the Company granted fully vested profits interests in a subsidiary of the Company to an employee. The profits interests are accounted for under ASC 718, Compensation—Stock Compensation, and are classified as liability awards, which requires that the awards be remeasured to fair value at the end of each reporting period until the liability is settled. The profits interests are included within other liabilities on the consolidated balance sheets.
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
Capitalized Implementation Costs
We capitalize implementation costs incurred in cloud computing hosting arrangements that are service contracts and amortize such costs using the straight-line method over the term of the related hosting arrangement and any expected renewal periods. These costs include external direct costs for materials and services and payroll and payroll-related costs of employees devoting time to the project. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalized implementation costs are capitalized within other current assets on the consolidated balance sheets.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying consolidated statement of operations when realized. Foreign currency transaction activity was immaterial for the years ended December 31, 2025, 2024 and 2023.
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
Earnout Shares
Pursuant to the Transaction Agreement, at the closing of the Transactions, we placed 152,550 shares of MarketWise, Inc. Class A common stock into escrow to be released to the Sponsor if certain conditions are met (“Sponsor Earnout Shares”). In addition, certain management members of the Company have been allocated 100,000 shares of Class A common stock in aggregate, with shares to be placed in escrow, and released at any time during a 4-year period following closing of the Transaction, if certain conditions are met (“Management Member Earnout Shares”). The Sponsor Earnout Shares and Management Member Earnout Shares (together, the “Earnout Shares”) will be released as follows:
1) 50% when the volume weighted average price (the “VWAP) of Class A common stock is greater than or equal to $240.00 for a period of at least 20 trading days within a consecutive 30-trading-day period, or based on the per share equity value in a transaction in which our stockholders sell their shares; and
2) 50% when the volume weighted average price (the “VWAP) of Class A common stock is greater than or equal to $280.00 for a period of at least 20 trading days within a consecutive 30-trading-day period, or based on the per share equity value in a transaction in which our stockholders sell their shares.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The Earnout Shares are classified as equity transactions at initial issuance and at settlement when the release conditions are met. Until the shares are issued and released, the Earnout Shares are not included in shares outstanding. The Earnout Shares are not considered stock-based compensation. As of the date of the Transactions, the Earnout Shares had a fair value of $26.0 million for 252,550 shares of Class A common stock.
In July 2025, the earnout period expired for all 252,548 previously escrowed Management Member Earnout Shares and Sponsor Earnout Shares.
Noncontrolling Interest
Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A common stock ownership of the Company.
Net income for the years ended December 31, 2025, 2024 and 2023 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of December 31, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 15.2% and the noncontrolling interest was 84.8%. For the year ended December 31, 2025 net income attributable to controlling interests included a $2,558 tax provision which is 100% attributable to the controlling interest.
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
Recently Issued and Adopted Accounting Pronouncements
In September 2025, FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments revise the capitalization criteria for internal-use software costs and eliminate stage-based development guidance. The update is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the guidance to determine the impact on its financial statements.
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
ASU 2023-09 is effective for the Company on January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We have adopted and applied the guidance under the ASU for our year ended December 31, 2025, using the retrospective transition method. Note 12 – Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, (“ASU 2023-07”) which is aimed at improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 also requires additional interim disclosures. We adopted ASU 2023-07 effective for the annual period beginning January 1, 2024.
The enhanced segment disclosure requirements were applied retrospectively to all prior periods presented in the financial statements, and prior period disclosures were based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of this guidance resulted in incremental disclosures in the Company’s financial statements. See Note 16 – Segment Reporting.
Reclassifications
Certain prior period amounts presented within the Consolidated Statements of Cash Flows have been reclassified to conform with the current period presentation. Specifically, the Company began separately presenting “tax distributions to noncontrolling interests” and “other distributions to noncontrolling interests” during the year ended December 31, 2025, which were previously combined as “distributions to noncontrolling interests” in the prior year.
3.Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Year Ended December 31, 2025
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$322,853	$—	$—	$—	$322,853
Transferred at a point in time	—	45	2,414	2,810	5,269
Total	$322,853	$45	$2,414	$2,810	$328,122

	Year Ended December 31, 2024
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$404,504	$—	$—	$—	$404,504
Transferred at a point in time	—	766	3,344	87	4,197
Total	$404,504	$766	$3,344	$87	$408,701

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Year Ended December 31, 2023
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$442,333	$—	$—	$—	$442,333
Transferred at a point in time	—	732	4,937	180	5,849
Total	$442,333	$732	$4,937	$180	$448,182
Revenue recognition by subscription type was as follows:

	Year Ended December 31,
	2025	2024	2023
Membership subscriptions	$169,391	$188,905	$185,354
Term subscriptions	153,462	215,599	256,979
Non-subscription revenue	5,269	4,197	5,849
Total	$328,122	$408,701	$448,182
Revenue for the membership and term subscription types are determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue from revenue share arrangements and the sale of print products and events, such as webinars and conferences.
Net revenue by principal geographic areas was as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$328,122	$408,701	$448,091
International	—	—	91
Total	$328,122	$408,701	$448,182
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

	As of December 31,
	2025	2024	2023
Contract balances
Accounts receivable	$5,722	$1,876	$4,528
Obligations for refunds	1,516	2,647	3,157
Deferred revenue – current	182,282	215,326	284,594
Deferred revenue – non-current	185,754	209,013	304,342
We recognized $217,973 and $288,266 of revenue during the years ended December 31, 2025 and 2024, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $5,722 and $1,876 as of December 31, 2025 and 2024, respectively, related to the timing of cash settlement with credit card processors.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2023	$197,618
Royalties and sales commissions – additions	28,609
Revenue share and cost per acquisition fees – additions	52,131
Amortization of capitalized costs	(112,069)
Impairment of capitalized costs	$(1,389)
Balance at December 31, 2023	$164,900
Royalties and sales commissions – additions	13,507
Revenue share and cost per acquisition fees – additions	20,505
Amortization of capitalized costs	(97,480)
Impairment of capitalized costs	(2,097)
Balance at December 31, 2024	$99,335
Royalties and sales commissions – additions	14,255
Revenue share and cost per acquisition fees – additions	27,720
Amortization of capitalized costs	(63,244)
Balance at December 31, 2025	$78,066
We recognized impairment on capitalized costs associated with contracts with customers during the year ended December 31, 2024, related to the disposal of certain Legacy Research brands as part of the Legacy reorganization. We recognized an impairment of capitalized costs associated with contracts with customers during the year ended December 31, 2023 which was related to the sale of Buttonwood Publishing. See Note 5 – Acquisitions and Disposals. We did not recognize any impairment on capitalized costs associated with contracts with customers for the year ended December 31, 2025.
Remaining Performance Obligations
As of December 31, 2025, the Company had $369,552 of remaining performance obligations presented as deferred revenue in the consolidated balance sheets. We expect to recognize approximately 50% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.
4.Reorganizations
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
2025 Reorganization
In July 2025, we reorganized our reporting structure by eliminating our 1729 Research and Alta operating subsidiaries, which were also two of our three reporting units. Accordingly, assets and liabilities were reassigned to the operating subsidiary level, including 1729 Research and Alta goodwill of $14,190 and $13,004, respectively, which was determined using a relative fair value approach. See also Note 6 – Goodwill and Intangible Assets, Net. Significant assumptions of the valuation included, but were not limited to, prospective financial information, growth rates, discount rates, and inflation factors.
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
6.Goodwill and Intangible Assets, Net
Goodwill
The changes in the carrying amounts of goodwill are as follows:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

Balance at January 1, 2023	$31,307
Acquisition of Investor Channel	85
Sale of Buttonwood Publishing	(354)
Balance at December 31, 2023	31,038
Acquisition of MPP	2,522
Disposal of MPP and other Legacy Research Brands	(3,517)
Balance at December 31, 2024	30,043
Balance at December 31, 2025	30,043
As of December 31, 2025, the Company has six reporting units with goodwill. The reporting units to which goodwill is allocated that have negative carrying amounts are as follows:

	As of December 31,
	2025	2024
1729 Research	$—	$14,190
Alta	—	13,005
Altimetry	866	—
Brownstone Research	2,848	2,848
Chaikin Resources	8,412	—
InvestorPlace	4,923	—
Stansberry Research	4,912	—
TradeSmith	8,082	—
No goodwill impairment charges have been recorded during the years ended December 31, 2025, 2024 and 2023.
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	December 31, 2025
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(11,754)	$689	1.2
Tradenames	3,588	(3,227)	361	3.1
Capitalized software development costs	6,438	(4,762)	1,676	1.7
Finite-lived intangible assets, net	22,469	(19,743)	2,726

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$23,556	$(19,743)	$3,813

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
We recorded amortization expense related to finite-lived intangible assets of $2,036, $2,522 and $3,554 for the years ended December 31, 2025, 2024 and 2023, respectively, within depreciation and amortization in the accompanying consolidated statement of operations. These amounts include amortization of capitalized software development costs of $1,061, $1,105 and $737 for the years ended December 31, 2025, 2024 and 2023, respectively.
We recorded additions to capitalized software development costs of $1,176, $542 and $1,712 for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, the total expected future amortization expense for finite-lived intangible assets is as follows:

2026	$1,839
2027	473
2028	359
2029	53
2030	1
Thereafter	1
Finite-lived intangible assets, net	$2,726

7.Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	December 31, 2025
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$66,298	$—	$—	$66,298
Contingent consideration receivable	—	—	83	83
Total assets	66,298	—	83	66,381
Liabilities:
Profits interests, noncurrent	—	—	2,611	2,611
Total liabilities	$—	$—	$2,611	$2,611

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
The level 3 assets relate to contingent consideration receivable from a related party associated with the sale of brands disposed as part of the Reorganization and the Buttonwood Publishing sale, and the level 3 liabilities relate to profits interests. See Note 5 – Acquisitions and Disposals and Note 10 – Stock-Based Compensation.
The following table summarizes the changes in fair value of the recurring Level 3 fair value measurements during the year ended December 31, 2025:

		Level 3 Fair Value Measurements
	Income Statement Line Item That Includes The Gains And Losses	Contingent consideration receivable	Profits interests, noncurrent

Balance at December 31, 2024		$146	$2,811
Issues		41	—
Total gains (losses) recorded in earnings	Other income (expense), net	1,194	—
Total (gains) losses recorded in earnings	General and administrative expense	—	(200)
Payments received and net settlements		(1,298)	—
Balance at December 31, 2025		$83	$2,611

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable, profits interests, and derivative liabilities at their measurement dates:

As of
December 31, 2025
Contingent consideration receivable
Discount rate	25.00%

Profits interests
Discount rate	25.00%
Discount for lack of marketability	30.70%
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
During the year ended December 31, 2023, the embedded derivative instruments were settled at fair value. The following table summarizes the change in fair value of the derivative liabilities during the year ended December 31, 2023:

Balance – December 31, 2022	1,281
Change in fair value of derivative instruments	1,779
Settlement of derivative instruments	(3,060)
Balance – December 31, 2023	$—

8.Balance Sheet Components
Capitalized Implementation Costs
We capitalized cloud computing implementation costs for customer-relationship management, revenue management, and enterprise resource planning systems of $0, $108 and $71 for the years ended December 31, 2025, 2024 and 2023, respectively. The capitalized implementation costs are capitalized within other current assets on the

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
consolidated balance sheets. Amortization expense related to capitalized cloud computing implementation costs was $526, $974 and $939 for the years ended December 31, 2025, 2024 and 2023, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of December 31,
	Estimated Useful Lives	2025	2024
Furniture and fixtures	5 years	$974	$960
Computers, software and equipment	3 years	1,809	1,653
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	61	1,271
Construction in progress	N/A	160	—
		3,004	3,884
Less: Accumulated depreciation and amortization		(2,551)	(3,292)
Total property and equipment, net		$453	$592
Depreciation and amortization expense for property and equipment was $150, $231 and $267 for the years ended December 31, 2025, 2024 and 2023, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
	2025	2024
Commission and variable compensation	$18,656	$10,523
Payroll and benefits	4,855	5,164
Other accrued expenses	9,710	7,585
Total accrued expenses	$33,221	$23,272

9.Commitments and Contingencies
Leases
We lease office facilities under operating lease agreements in the United States which have an initial term of longer than twelve months as of December 31, 2025. As of December 31, 2025, remaining lease terms vary from 10 months to 7 years. For one lease we have the option to extend the lease terms for an additional 5 year period. The renewal options are not considered in the remaining lease term as we are not reasonably certain that we will exercise such options.
The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$1,716	$2,456	$2,639
Variable lease costs	59	83	100
Total lease costs	$1,775	$2,539	$2,739

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Other information related to leases was as follows:

	As of December 31,
	2025	2024	2023
Lease Term and Discount Rate
Weighted average remaining lease term (in years)	6.8	3.0	3.9
Weighted average discount rate	5.5%	7.1%	7.0%
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
As of December 31, 2025, maturities of lease liabilities were as follows:

Year Ending December 31:	Operating Leases
2026	$699
2027	1,065
2028	1,086
2029	1,108
2030	1,130
Thereafter	2,329
Total lease payments	$7,417
Less: Imputed interest	(1,334)
Total lease liabilities	$6,083
Supplemental cash flow information related to leases is included in Note 14 – Supplemental Cash Flow Information.
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
10.Stock-Based Compensation
During the years ended December 31, 2025, 2024 and 2023 we recorded stock-based compensation related to our 2021 Incentive Award Plan, profits interests, and our ESPP.
Included within cost of revenue, sales and marketing, and general and administrative expenses are stock-based compensation expenses as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$3,882	$2,877	$2,922
Sales and marketing	2,467	2,814	3,185
General and administrative	4,757	6,511	17,277
Total stock-based compensation expense	$11,106	$12,202	$23,384
Total stock-based compensation expense includes: expense related to our new 2021 Incentive Award Plan, our ESPP, and profits interests, as follows:

	Year Ended December 31,
	2025	2024	2023
2021 Incentive Award Plan	$11,254	$9,897	$22,297
Employee Stock Purchase Plan	52	240	341
Profits interests	(200)	2,065	746
Total stock-based compensation expense	$11,106	$12,202	$23,384
2021 Incentive Award Plan
During the year ended December 31, 2025, we granted 207,873 restricted stock units to certain employees, service providers and members of our Board in aggregate under our 2021 Incentive Award Plan.
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
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes, including granted, vested or exercised and forfeited, from January, 1 2023 to December 31, 2025 are

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
summarized as follows:

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2023	313,077	$69.00	87,374	$81.00
Granted	254,941	36.60	—	—
Vested (RSUs) or Exercised (SARs)	(112,995)	65.60	—	—
Forfeited	(68,010)	53.20	(8,064)	81.00
Outstanding at January 1, 2024	387,013	$51.40	79,310	$81.00
Granted	1,166,536	$21.40	—	$—
Vested (RSUs) or Exercised (SARs)	(124,333)	$56.60	—	$—
Forfeited	(159,333)	$33.80	(18,345)	$81.00
Outstanding at January 1, 2025	1,269,883	$25.60	60,965	$81.00
Granted	207,873	15.81	—	—
Vested (RSUs) or Exercised (SARs)	(395,927)	30.36	—	—
Forfeited	(65,363)	23.92	(2,757)	81.00
Outstanding at December 31, 2025	1,016,466	$21.78	58,208	$81.00
Exercisable at December 31, 2025	—	$—	58,208	$81.00
The stock compensation expense related to the RSU and SAR grants was $11,254, $9,897 and $22,297 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, 58,208 SARs were exercisable and they have a remaining contractual term of 5.7 years. As of December 31, 2025, the outstanding RSUs have a weighted-average remaining contractual term of 2.5 years.
Employee Stock Purchase Plan
The Company recognized $52, $240 and $341 of stock-based compensation expense related to the ESPP during the years ended December 31, 2025, 2024 and 2023, respectively. The Company issued 25,852 shares of Class A common stock for $418 related to employee purchases under the ESPP during the year ended December 31, 2025.
Profits Interests
The Company recognized $(200), $2,065 and $746 of stock-based compensation expense related to the profits interests during the years ended December 31, 2025, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
11.Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the respective periods:

	Year Ended December 31,
	2025	2024	2023
Basic earnings per share:
Numerator:
Net income	$64,041	$93,108	$54,295
Less: Net income attributable to noncontrolling interests	58,421	86,049	52,513
Net income attributable to Class A common stockholders	$5,620	$7,059	$1,782

Denominator:
Weighted average shares outstanding (in thousands)	2,333	1,921	1,585

Basic earnings per share	$2.41	$3.67	$1.12

Diluted earnings per share:
Numerator:
Net income	$64,041	$93,108	$54,295
Less: Net income attributable to noncontrolling interests	58,421	86,049	52,513
Net income attributable to Class A common stockholders	$5,620	$7,059	$1,782

Denominator:
Weighted average shares outstanding (in thousands)	2,436	1,971	1,665

Diluted earnings per share	$2.31	$3.58	$1.07
The Company’s potentially dilutive securities and their impact on the computation of dilutive earnings per share are as follows:
•Sponsor and MarketWise Management Member Earnout Shares: the 152,550 Sponsor Earnout Shares and the 99,998 MarketWise Management Member Earnout Shares held in escrow were excluded from the earnings per share computation in the 2024 periods since the earnout contingency had not been met. In July 2025, the earnout period for all 252,548 previously escrowed Management Member Earnout Shares and Sponsor Earnout Shares (“EO Shares”) expired. As a result, there was no dilution to other shareholders

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
related to this arrangement. As a result of the EO Shares expiration, the Company reversed $1,263 in cumulative dividends that had been accrued attributable to the EO Shares during the earnout period.
•Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs. The diluted earnings per share calculation includes the impact of unvested RSUs, where the impact is dilutive, unless the Company has a net loss.
•Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
•ESPP: The basic earnings per share calculation includes the impact of the shares that were issued under the ESPP as of December 31, 2025.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended December 31,
(In thousands)	2025	2024	2023
Shares subject to outstanding RSUs	801	625	73
Shares subject to outstanding SARs	59	70	83
Total	860	695	156

12.Income Taxes
We are subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of MarketWise, LLC, as well as any standalone income or loss we generate. MarketWise, LLC is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, MarketWise, LLC’s taxable income or loss is passed through to its members, including us. The Company has no foreign components of income in the years ending December 31, 2025, 2024 and 2023.
The components of income tax expense consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current income tax expense (benefit):
Federal	$1,342	$346	$—
State	262	35	—
Deferred income tax expense (benefit):
Federal	595	2,380	1,517
State	359	492	286
Total income tax expense (benefit)	$2,558	$3,253	$1,803
A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Year Ended December 31,
	2025		2024		2023
U.S. Federal Statutory Rate	$13,986	21.00%	$20,352	21.00%	$11,781	21.00%
State and Local Taxes, net of Federal Income Tax Effect (1)	$571	0.86%	$527	0.54%	$286	0.51%
Foreign Tax Effects	$—	—%	$—	—%	$—	—%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	$(5)	(0.01)%	$(130)	(0.13)%	$(42)	(0.08)%
Effect of Cross-Border Tax Laws	$—	—%	$—	—%	$—	—%
Tax Credits	$—	—%	$—	—%	$—	—%
Change in Valuation Allowances	$674	1.01%	$—	—%	$—	—%
Nontaxable or Nondeductible Items
Income attributable to non-controlling interests	$(12,661)	(19.01)%	$(18,891)	(19.49)%	$(11,261)	(20.07)%
Income attributable to flow-thru partnerships	$792	1.19%	$291	0.30%	$(255)	(0.45)%
Other	$133	0.20%	$194	0.20%	$(90)	(0.16)%
Changes in Unrecognized Tax Benefits	$—	—%	$—	—%	$—	—%
Other Adjustments	$(932)	(1.40)%	$910	0.95%	$1,384	2.46%
Effective income tax rate	$2,558	3.84%	$3,253	3.37%	$1,803	3.21%

(1) State taxes in California, Florida, Illinois and New York made up the majority (greater than 50%) of the tax effect in this category
The Company’s effective tax rate was 3.84%, 3.37%, and 3.21% in 2025, 2024, and 2023 respectively, in comparison to the U.S. statutory rate of 21.00%. Our effective tax rates in 2025, 2024, and 2023 differ from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income. Further, the year over year difference includes the effects of the change in income allocation to the noncontrolling interest, partially offsetting the increase in the state tax apportionment.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Reserves	$204	$148
Accrued expenses	413	156
Deferred revenue	5,408	6,227
Stock-based compensation	539	452
Investment in MarketWise, LLC	32,189	30,944
Net operating loss carryforwards	1,090	1,498
Investment in flow-through partnerships	1,808	1,466
Lease liabilities	248	136
Tax Receivable Agreement	3,759	2,652
Charitable contributions	3	20
Intangible assets	154	20
Research and development capitalization	113	139
Total deferred tax assets	$45,928	$43,858
Deferred tax liabilities
Deferred expense	$(2,403)	$(2,716)
Right-of-use asset	(270)	(103)
Fixed assets	(56)	(24)
Total deferred tax liabilities	(2,729)	(2,843)
Valuation allowance	(32,192)	(30,944)
Net deferred tax assets	$11,007	$10,071
We had a federal net operating loss carryforward (“NOL”) of $4,754 and $5,938, which can be carried forward indefinitely as of December 31, 2025 and 2024, respectively. We also had state net operating losses of $2,530 and $0 as of December 31, 2025 and 2024, respectively, with various carryforward periods. As of December 31, 2025 and 2024, it is more likely than not that future operations will generate sufficient taxable income to realize the NOL and therefore, no valuation allowance was recorded on the NOL.
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
In evaluating the need for a valuation allowance on the deferred tax asset, the Company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance of $32,192 and $30,944 for the periods ending December 31, 2025 and 2024 respectively, related to the deferred tax asset associated with the Investment in Partnership.
The deferred tax asset is remeasured at the end of the reporting period to reflect the change in relative ownership of MarketWise, LLC held by the Company. The impact of the remeasurement of the noncontrolling interest is reflected in the consolidated statements of stockholders’ deficit.
The Company did not record any penalties or interest related to uncertain tax positions, as management has concluded that no such positions exist, on the consolidated balance sheets as of December 31, 2025 and 2024. The Company does not expect any changes to uncertain tax positions within the next 12 months.

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
The One Big Beautiful Bill was enacted on July 4, 2025. The legislation did not have a material impact on the financial statements for the year ended December 31, 2025 and the Company will continue to evaluate the impact of the legislation through subsequent periods.
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
During the year ended December 31, 2025, Members of MarketWise, LLC exchanged an aggregate of 381,857 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 381,857 newly-issued shares of Class A common stock. As a result, we have recorded a cumulative liability of $4,260 under the TRA as of December 31, 2025. No payments have been made under the TRA and no significant payments are expected in the next 12 months.
Income taxes paid
Details of the Company’s income taxes paid, net of refunds received, are as follows:

	Year Ended December 31,
	2025	2024	2023
U.S. federal	360	340	—
U.S. state	134	(9)	—
Total income tax expense (benefit)	$494	$331	$—
Income taxes paid, net of refunds, that exceeded 5 percent of total taxes paid, net of refunds, in the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
U.S. state
California	39	*	—
New Jersey	(26)	(17)	—

*Jurisdiction below the threshold for the period presented
13.Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $2,414, $3,344 and $4,937 for the years ended December 31, 2025, 2024 and 2023, respectively.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
We incurred costs related to revenue share agreements with related parties which are capitalized within deferred contract acquisition costs. We capitalized $4,696, $3,281 and $6,578 for the years ended December 31, 2025, 2024 and 2023, respectively.
Additionally, a related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $384, $326 and $511 for the years ended December 31, 2025, 2024 and 2023, respectively.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $554, $897 and $1,845 for the years ended December 31, 2025, 2024 and 2023, respectively.
A related party also provided certain corporate functions to the Company and the costs of these services are recorded within related party expense in the accompanying consolidated statement of operations. We recorded $89, $94 and $102 for the years ended December 31, 2025, 2024 and 2023, respectively. We held balances of $502 and $354 as of December 31, 2025 and December 31, 2024 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with this related party are presented net and are included in related party payables in the consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain Class B unitholders. As a result, we recognized $420, $469 and $737 in other income, net for the years ended December 31, 2025, 2024 and 2023, respectively. Related party receivables related to these services were $176 and $194 as of December 31, 2025 and 2024, respectively.
We lease offices from related parties. In July 2025, we executed an amendment to a headquarters lease to extend the lease end date from 2026 to 2032. The amendment was accounted for as a modification, which increased the ROU asset (net of an improvement allowance of $678) and lease liability by $4,814 and $5,493, respectively. We lease offices from related parties. Lease payments made to related parties were $1,987, $1,744 and $1,800 for the years ended December 31, 2025, 2024 and 2023, respectively, and rent expense of $1,706, $2,396 and $2,438 were recognized in general and administrative expenses for the years ended December 31, 2025, 2024 and 2023, respectively, related to leases with related parties. At December 31, 2025 and 2024, respectively, ROU assets of $6,684 and $3,172 and lease liabilities of $6,083 and $4,335 are associated with leases with related parties. Additionally, we paid $700 in lease termination fees related to our former Legacy Research lease during the year ended December 31, 2025. For more information, see Note 8 – Balance Sheet Components.

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
14.Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Year Ended December 31,
	2025	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$494	$331	$—
Cash paid for interest	10	727	775
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(1,997)	(1,849)	(2,015)
Operating lease right-of-use assets obtained in exchange for lease obligations	4,814	—	(76)
Operating lease right-of-use assets obtained in exchange for lease obligations from acquisitions	—	—	—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment included in accounts payable	$—	$—	$—
Capitalized software included in accounts payable	—	—	50

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$70,140	$97,876	$155,174
Restricted cash	—	—	—
Total	$70,140	$97,876	$155,174
15.Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity as of December 31, 2025.

	Authorized	Issued	Outstanding
Class A common stock	47,500,000	2,445,010	2,445,010
Class B common stock	15,000,000	13,612,641	13,612,641
Preferred stock	100,000,000	—	—
Total	162,500,000	16,057,651	16,057,651
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
During the year ended December 31, 2025, we paid quarterly dividends on shares of our Class A common stock. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
The dividends on shares of Class A common stock and other distributions on LLC Units declared during the year ended December 31, 2025, on a split adjusted basis, were as follows:

			Dividends		Distributions
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	January 15, 2025	February 26, 2025	$0.60	$1,249	N/A	N/A
Regular	February 27, 2025	March 31, 2025	$0.20	$722	$0.20	$2,766
Regular	May 1, 2025	June 25, 2025	$0.20	$473	$0.20	$2,728
Special	May 1, 2025	June 25, 2025	$0.10	$237	N/A	N/A
Regular	July 31, 2025	September 25, 2025	$0.20	$501	$0.20	$2,723
Special	July 31, 2025	September 25, 2025	$0.20	$501	N/A	N/A
Regular	October 30, 2025	December 24, 2025	$0.20	$487	$0.20	$2,723
Special	October 30, 2025	December 24, 2025	$0.20	$487	N/A	N/A
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases will depend on market conditions and other requirements. Repurchases under the program have been authorized for a period of one year but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. During the year ended December 31, 2025, we repurchased 209,726 shares totaling $3,379 in the aggregate, including fees and commissions of $6.
On October 29, 2025, the Company announced that it had received a proposal from Monument & Cathedral Holdings, LLC (collectively with its affiliates, “M&C”) to acquire all of the outstanding equity interests of the Company and MarketWise, LLC that are not owned by M&C. In connection with the Proposal, the Company suspended repurchases under its stock repurchase program effective October 30, 2025. The Company confirmed publicly on February 18, 2026 that M&C had withdrawn its Proposal. The stock repurchase program remains authorized and the Company plans to resume repurchases after filing this annual report.
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

16.Segment Reporting
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

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The reconciliation of reportable segment Adjusted Basis Net Profit (Loss) to the consolidated totals are as follows:

	Year Ended December 31,
	2025	2024	2023

Total net revenue for reportable segment (a)	$357,744	$427,894	$465,862
Adjustment to total net revenue for reportable segment (b)	(51,605)	(169,584)	(65,621)
Variable expense (c)	(23,013)	(20,970)	(39,269)
Revenue share expense (c)	(39,615)	(24,873)	(43,325)
Direct marketing (c)	(58,109)	(43,065)	(73,319)
Compensation and outside labor (c)	(77,692)	(87,401)	(100,772)
Other overhead (c)	(25,209)	(33,943)	(26,948)
Corporate allocations (c)	(9,647)	(18,466)	(26,773)
Reportable segment Adjusted Net Profit (Loss)	72,854	29,592	89,835
Reconciliation of Adjusted Net Profit (Loss) to consolidated income before income taxes:
Corporate and all other Adjusted Net Profit (Loss)	(30,929)	(28,118)	(37,958)
Adjustment to total net revenue (b)	56,792	169,789	65,744
Stock-based compensation expense (d)	(11,106)	(12,203)	(23,383)
Deferred contract acquisition costs (e)	(20,554)	(63,121)	(31,526)
Depreciation and amortization (f)(g)	(2,036)	(2,445)	(3,526)
Other (h)	1,578	2,867	(3,088)
Consolidated income before income taxes	$66,599	$96,361	$56,098
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
The reconciliation of reportable segment revenues to the consolidated totals are as follows:

	Year Ended December 31,
	2025	2024	2023

Total net revenue for reportable segment	$357,744	$427,894	$465,862
Corporate and all other	(29,622)	(19,193)	(17,680)
Consolidated total net revenue	$328,122	$408,701	$448,182

MARKETWISE, INC.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The CODM does not use segment assets to evaluate segment performance or allocate resources. Therefore, we do not disclose segment assets. Long-lived assets were located in the United States as of December 31, 2025 and 2024.
In July 2025, we reorganized our reporting structure by eliminating our 1729 Research and Alta operating subsidiaries, which were also two of our three reporting units. See also Note 4 – Reorganizations.
17.Subsequent Events
Subsequent events have been evaluated through March 5, 2026, which is the date that the financial statements were issued.
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
Our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Based on its assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
Inherent Limitations on Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information.
During the three months ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the section captioned “Directors and Executive Officers” in our definitive Proxy Statement for the 2026 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation.
The information required by this item will either be set forth under the “Executive Compensation” section in the definitive Proxy Statement for the 2026 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be either set forth under the sections captioned “Voting Securities and Principal Holders Thereof,” and “Executive Compensation” in the definitive Proxy Statement for the 2026 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be either set forth under the “Directors and Executive Officers” section in the definitive Proxy Statement for the 2026 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be either set forth under the “Audit Committee Pre-Approval of Audit and Non-Audit Services” section in the definitive Proxy Statement for the 2026 Annual Meeting of stockholders and incorporated herein by reference or will be provided in an amendment to this Annual Report on Form 10-K.
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
3.3
Certificate of Amendment to the Certificate of Incorporation of MarketWise, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 31, 2025).

4.1	Description of Registrant’s Securities
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

10.20+
Letter Agreement by and between Dr. David Eifrig and MarketWise, Inc. dated May 23, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 27, 2025).

10.21+	Amendment to the MarketWise, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2025).
16.1
Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated March 14, 2025 (incorporated by reference to Exhibit 16.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2025).

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

MARKETWISE, INC.

Date: March 5, 2026	By:	/s/ Dr. David Eifrig
	Name:	Dr. David Eifrig
	Title:	Chief Executive Officer

	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Operating and Financial Officer

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

Signature	Title	Date

/s/ Dr. David Eifrig	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2026
Dr. David Eifrig

/s/ Erik Mickels	Chief Operating and Financial Officer (Principal Financial and Accounting Officer)	March 5, 2026
Erik Mickels

/s/ Porter Stansberry	Director	March 5, 2026
Porter Stansberry

/s/ Michael Palmer	Director	March 5, 2026
Michael Palmer

/s/ Van Simmons	Director	March 5, 2026
Van Simmons

/s/ Matthew Smith	Director	March 5, 2026
Matthew Smith

/s/ Glenn Tongue	Director	March 5, 2026
Glenn Tongue

/s/ Matthew Turner	Director and Acting Chairman of the Board	March 5, 2026
Matthew Turner