Form 10-Q
period 2026-03-31
MARKETWISE, INC.
filed 2026-05-07
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 5, 2026, there were 2,638,780 shares of the registrant’s Class A common stock and 12,986,774 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
▪our ability to maintain and protect our intellectual property; and
▪other factors detailed under the section of our Annual Report on Form 10-K for the year ended December 31, 2025 entitled “Risk Factors.”
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
PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements.

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$52,669	$70,140
Accounts receivable	4,600	5,722
Prepaid expenses	10,720	10,799
Related party receivables	271	838
Deferred contract acquisition costs	42,766	43,388
Other current assets	808	814
Total current assets	111,834	131,701
Property and equipment, net	887	453
Operating lease right-of-use assets	6,296	6,684
Intangible assets, net	3,461	3,813
Goodwill	30,043	30,043
Deferred contract acquisition costs, noncurrent	38,573	34,678
Deferred tax assets	10,822	11,007
Total assets	$201,916	$218,379
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$5,901	$3,868
Related party payables	1,417	509
Accrued expenses	22,953	33,221
Deferred revenue and other contract liabilities	184,775	183,798
Operating lease liabilities	728	908
Related party TRA liability, current (Note 10)	789	—
Other current liabilities	12,580	11,900
Total current liabilities	229,143	234,204
Deferred revenue and other contract liabilities, noncurrent	188,956	185,754
Related party TRA liability, noncurrent (Note 10)	3,246	4,260
Other liabilities, noncurrent	2,479	2,611
Operating lease liabilities, noncurrent	4,986	5,175
Total liabilities	428,810	432,004
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 47,500,000 shares authorized; 2,533,780 and 2,445,010 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock - Class B, par value of $0.0001 per share, 15,000,000 shares authorized; 13,612,641 and 13,612,641 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	101,968	101,945
Accumulated other comprehensive income	27	36
Accumulated deficit	(114,237)	(113,664)
Total stockholders’ deficit attributable to MarketWise, Inc.	(12,241)	(11,682)
Noncontrolling interest	(214,653)	(201,943)

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Total stockholders’ deficit	(226,894)	(213,625)
Total liabilities and stockholders’ deficit	$201,916	$218,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net revenue	$76,377	$83,014
Related party revenue	652	493
Total net revenue	77,029	83,507
Operating expenses:
Cost of revenue (1)	11,147	11,935
Sales and marketing (1)	39,695	34,078
General and administrative (1)	24,167	17,328
Research and development (1)	2,325	2,346
Depreciation and amortization	518	531
Impairment of intangible assets	—	380
Related party expense	273	129
Total operating expenses	78,125	66,727
(Loss) income from operations	(1,096)	16,780
Other income, net	94	158
Interest income, net	510	941
(Loss) income before income taxes	(492)	17,879
Income tax expense	62	1,038
Net (loss) income	(554)	16,841
Net income attributable to noncontrolling interests	19	15,951
Net (loss) income attributable to MarketWise, Inc.	$(573)	$890

Earnings per share – basic	$(0.23)	$0.43

Earnings per share – diluted	$(0.23)	$0.41

Weighted average shares outstanding – basic	2,491	2,051

Weighted average shares outstanding – diluted	2,491	2,160

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(554)	$16,841
Other comprehensive (loss) income:
Cumulative translation adjustment	(9)	—
Total comprehensive (loss) income	$(563)	$16,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	2,445,010	$—	13,612,641	$1	$101,945	$36	$(113,664)	$(11,682)	$(201,943)	$(213,625)
Equity-based compensation	—	—	—	—	2,339	—	—	2,339	—	2,339
Vesting of restricted stock units	142,134	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(50,107)	—	—	—	(859)	—	—	(859)	—	(859)
Repurchase of Class A shares	(3,257)	—	—	—	(57)	—	—	(57)	—	(57)
Cash dividends declared to Class A shareholders	—	—	—	—	(1,381)	—	—	(1,381)	—	(1,381)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,729)	(12,729)
Foreign currency translation adjustments	—	—	—	—	—	(9)	—	(9)	—	(9)
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	(19)	—	—	(19)	—	(19)
Net income	—	—	—	—	—	—	(573)	(573)	19	(554)
Balance at March 31, 2026	2,533,780	$—	13,612,641	$1	$101,968	$27	$(114,237)	$(12,241)	$(214,653)	$(226,894)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1,978,013	—	13,994,498	1	106,691	56	(119,284)	(12,536)	(205,388)	(217,924)
Equity-based compensation	—	—	—	—	3,342	—	—	3,342	—	3,342
Vesting of restricted stock units	119,314	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(38,958)	—	—	—	(583)	—	—	(583)	—	(583)
Cash dividends declared to Class A shareholders	—	—	—	—	(1,955)	—	—	(1,955)	—	(1,955)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17,640)	(17,640)
Issuance per redemption of Class B shares for Class A	261,634	—	(261,634)	—	(5,152)	—	—	(5,152)	5,152	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	188	—	—	188	—	188
Net income	—	—	—	—	—	—	890	890	15,951	16,841
Balance at March 31, 2025	2,320,003	$—	13,732,864	$1	$102,531	$56	$(118,394)	$(15,806)	$(201,925)	$(217,731)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(554)	$16,841
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	518	531
Impairment of property and equipment, net	—	380
Stock-based compensation	2,207	3,141
Change in fair value of contingent consideration	(96)	(1,226)
Deferred taxes	63	1,038
Unrealized gains on foreign currency	(5)	(1)
Other gains	—	(1,646)
Noncash lease expense	295	2,139
Changes in operating assets and liabilities:
Accounts receivable	1,122	(6,913)
Related party receivables and payables	1,571	383
Prepaid expenses	79	(111)
Other current assets and other assets	6	253
Deferred contract acquisition costs	(3,273)	8,199
Trade and other payables	2,038	(733)
Accrued expenses	(10,268)	(4,815)
Deferred revenue	4,179	(11,883)
Operating lease liabilities	(276)	(2,685)
Other current and long-term liabilities	319	(1,159)
Net cash (used in) provided by operating activities	(2,075)	1,733
Cash flows from investing activities:
Purchases of property and equipment	(473)	(45)
Capitalized software development costs	(127)	(177)
Net cash used in investing activities	(600)	(222)
Cash flows from financing activities:
Repurchases of stock	(57)	—
Restricted stock units withheld to pay taxes	(859)	(583)
Dividends paid to Class A shareholders	(1,142)	(1,986)
Tax distributions to noncontrolling interests	(9,335)	(13,502)
Other distributions to noncontrolling interests	(3,394)	(4,138)
Net cash used in financing activities	(14,787)	(20,209)
Effect of exchange rate changes on cash	(9)	—
Net decrease in cash, cash equivalents and restricted cash	(17,471)	(18,698)
Cash, cash equivalents and restricted cash — beginning of period	70,140	97,876
Cash, cash equivalents and restricted cash — end of period	$52,669	$79,178
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
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s condensed consolidated financial statements (“financial statements”). As of March 31, 2026, MarketWise, Inc. had a 15.7% ownership interest in MarketWise, LLC.
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
Unaudited Interim Financial Information
The accompanying unaudited financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2025 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2026, the results of operations, comprehensive (loss) income, stockholders’ deficit, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.

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
Net income for the three months ended March 31, 2026 and 2025 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of March 31, 2026, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 15.7% and the noncontrolling interest was 84.3%. For the three months ended March 31, 2026, net income attributable to controlling interests included a $62 tax provision, which is 100% attributable to the controlling interest.
As of March 31, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC is 14.5% and the noncontrolling interest was 85.5%. For the three months ended March 31, 2025, net income attributable to controlling interests included a $1,038 tax provision, which is 100% attributable to the controlling interest.
Accounting Standards Issued But Not Yet Adopted

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
In November 2024, the FASB issued ASU 2024‑03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220‑40): Disaggregation of Income Statement Expenses. The ASU requires public business entities to provide enhanced disclosures disaggregating certain income statement expense captions by natural expense category. The amendments do not change the recognition, measurement, or presentation of expenses on the face of the income statement, but instead require additional tabular disclosures in the notes to the financial statements. The required disclosures include, as applicable, disaggregation of relevant expense captions into prescribed categories such as employee compensation, depreciation, and amortization.
In January 2025, the FASB issued ASU 2025‑01, which clarifies the effective date of ASU 2024‑03 and confirms that public business entities are required to initially adopt the guidance in annual reporting periods beginning after December 15, 2026, with interim reporting beginning in interim periods within annual reporting periods starting after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025‑01 do not change the underlying disclosure requirements in ASU 2024‑03.
The Company is currently evaluating the impact of adopting these standards on its disclosures and related processes and controls. Adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements. The Company plans to adopt these standards when they become effective, and have no plans for early adoption.
Reclassifications
Certain prior period amounts presented within the Condensed Consolidated Statements of Cash Flows have been reclassified to conform with the current period presentation. Specifically, the Company began separately presenting “tax distributions to noncontrolling interests” and “other distributions to noncontrolling interests” during the three months ended March 31, 2026, which were previously combined as “distributions to noncontrolling interests” in the prior year.
3.    Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Three Months Ended March 31, 2026
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$75,653	$—	$—	$—	$75,653
Transferred at a point in time	—	12	652	712	1,376
Total	$75,653	$12	$652	$712	$77,029

	Three Months Ended March 31, 2025
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$82,932	$—	$—	$—	$82,932
Transferred at a point in time	—	12	493	70	575
Total	$82,932	$12	$493	$70	$83,507

Revenue recognition by subscription type was as follows:

	Three Months Ended March 31,
	2026	2025
Membership subscriptions	$41,737	$41,963
Term subscriptions	33,916	40,969
Non-subscription revenue	1,376	575
Total	$77,029	$83,507
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

	As of
	March 31, 2026	December 31, 2025
Contract balances
Accounts receivable	$4,600	$5,722
Obligations for refunds	$1,469	$1,516
Deferred revenue – current	$183,306	$182,282
Deferred revenue – non-current	$188,956	$185,754
We recognized $63,337 and $70,915 of revenue during the three months ended March 31, 2026 and 2025, respectively, that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $4,600 and $5,722 as of March 31, 2026 and December 31, 2025, respectively, related to the timing of cash settlement with our credit card processor.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2026	$78,066
Royalties and sales commissions	4,168
Revenue share and cost per acquisition fees	12,486
Amortization of capitalized costs	(13,381)
Balance at March 31, 2026	$81,339
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three months ended March 31, 2026 and 2025. Amortization of capitalized costs is included within sales and marketing on the condensed consolidated statements of operations.
Remaining Performance Obligations
As of March 31, 2026, the Company had $373,731 of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 49% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at January 1, 2026	$30,043
Balance at March 31, 2026	$30,043
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	March 31, 2026
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(11,908)	$535	0.9
Tradenames	3,588	(3,286)	302	3.1
Capitalized software development costs	6,565	(5,028)	1,537	1.5
Finite-lived intangible assets, net	22,596	(20,222)	2,374

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$23,683	$(20,222)	$3,461

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
We recorded amortization expense related to finite-lived intangible assets of $479 and $477 for the three months ended March 31, 2026 and 2025, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $268 and $225 for the three months ended March 31, 2026 and 2025, respectively.
We recorded additions to capitalized software development costs of $127 and $195 for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2026	$1,112
2027	474
2028	733
2029	53
2030	1
Thereafter	1
Finite-lived intangible assets, net	$2,374

5.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	March 31, 2026
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$51,476	$—	$—	$51,476
Contingent consideration receivable	—	—	131	131
Total assets	51,476	—	131	51,607
Liabilities:
Profits interests, noncurrent	—	—	2,479	2,479
Total liabilities	$—	$—	$2,479	$2,479

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
The following table summarizes the changes in fair value of the recurring Level 3 fair value measurements during the three months ended March 31, 2026:

		Level 3 Fair Value Measurements
	Income Statement Line Item That Includes The Gains And Losses	Contingent consideration receivable	Profits interests, noncurrent

Balance at December 31, 2025		$83	$2,611
Issues		—	—
Total gains (losses) recorded in earnings	General and administrative expense	96	—
Total (gains) losses recorded in earnings	General and administrative expense	—	(132)
Payments received		(48)	—
Balance at March 31, 2026		$131	$2,479
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable and profits interests at their measurement dates:

As of
March 31, 2026
Contingent consideration receivable
Discount rate	25.0%

Profits interests
Discount rate	25.0%
Discount for lack of marketability	30.2%

6.    Balance Sheet Components
Capitalized Implementation Costs
The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. There were no capitalized cloud computing costs during the three months

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
ended March 31, 2026 or 2025. Amortization expense related to capitalized cloud computing implementation costs was $24 and $242 for the three months ended March 31, 2026 and 2025, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	March 31, 2026	December 31, 2025
Furniture and fixtures	5 years	$951	$974
Computers, software and equipment	3 years	1,836	1,809
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	62	61
Construction in progress	N/A	542	160
		3,391	3,004
Less: Accumulated depreciation and amortization		(2,504)	(2,551)
Total property and equipment, net		$887	$453
Depreciation and amortization expense for property and equipment was $39 and $54 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, the Company recorded an impairment loss on leasehold improvement assets totaling $380, and the related lease was terminated for a gain of $1,646, which is included within general and administrative expense.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	March 31, 2026	December 31, 2025
Commission and variable compensation	$8,029	$18,656
Payroll and benefits	4,023	4,855
Other accrued expenses	10,901	9,710
Total accrued expenses	$22,953	$33,221

7.    Commitments and Contingencies
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
On November 22, 2024, the Company's former Chief Executive Officer, Mark Arnold ("Claimant"), filed a demand for arbitration with the American Arbitration Association (the "Arbitration"). Claimant’s demand included claims against MarketWise, Inc. and MarketWise, LLC (collectively, the "Respondent") for (i) breach of

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
employment agreement between Claimant and Respondent dated December 1, 2019; (ii) breach of letter agreement between Claimant and Respondent dated November 17, 2022; and (iii) violation of the Maryland Payment and Collection Wage Act. Claimant sought (i) money damages in excess of $9,000,000; (ii) treble damages pursuant to the Maryland Payment and Collection Wage Act; (iii) incidental and consequential damages; (iv) attorneys' fees and costs; and (v) prejudgment interest. The Arbitration was previously disclosed in Item 3, Legal Proceedings, of the Company’s Annual Reports on Form 10‑K for the fiscal years ended December 31, 2024 and December 31, 2025.
As of March 31, 2026, Respondent was vigorously defending against the claims in the Arbitration, which remained unresolved at that time. On April 21, 2026, Respondent entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Claimant and JAMA 2021, LLC, Claimant’s entity, resolving all claims, including the Arbitration and underlying claims.
Pursuant to the Settlement Agreement, MarketWise, LLC agreed to make a one‑time cash payment to the Claimant to: (i) redeem and cancel all equity interests in MarketWise, LLC and corresponding shares of Class B common stock of MarketWise, Inc. held by Claimant and JAMA 2021, LLC; and (ii) terminate Claimant’s and JAMA 2021, LLC’s rights under that certain Tax Receivables Agreement dated July 21, 2021, by and among the Respondents and the members of Marketwise, LLC (“Tax Receivables Agreement”). The settlement also included general mutual releases and indemnity for certain possible tax implications associated with the claims underlying the Arbitration.
In evaluating the potential loss exposure associated with this matter, management considered the nature of the claims asserted and the economic substance of the parties’ positions. Management concluded that the dispute primarily related to the Claimant’s pre‑existing equity interests in MarketWise, LLC and contractual rights under the Tax Receivable Agreement, rather than claims for damages or arbitration‑related remedies. As of March 31, 2026, no damages had been adjudicated, and amounts had not been specified or asserted as compensation for damages.
Based on these factors, management determined that the amount attributable solely to the resolution of Arbitration, if any, is expected to be immaterial.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
8.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three months ended March 31,
	2026	2025
Cost of revenue	$559	$1,264
Sales and marketing	596	694
General and administrative	1,052	1,183
Total stock based-compensation expense	$2,207	$3,141
Total stock-based compensation expense includes expenses related to our 2021 Incentive Award Plan, our ESPP and profits interests, as follows:

	Three months ended March 31,
	2026	2025
2021 Incentive Award Plan	$2,327	$3,329
Employee Stock Purchase Plan	12	13
Profits interests	(132)	(201)
Total stock-based compensation expense	$2,207	$3,141
2021 Incentive Award Plan
During the three months ended March 31, 2026, we granted 82,643 restricted stock units (“RSUs”) to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
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
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes are summarized as follows, including granted, exercised and forfeited from January 1, 2026 to March 31, 2026.

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2026	1,016,466	$21.78	58,208	$81.00
Granted	82,643	14.15	—	—
Vested (RSUs) or Exercised (SARs)	(142,134)	27.94	—	—
Forfeited	(9,524)	23.66	(903)	81.00
Outstanding at March 31, 2026	947,451	$20.19	57,305	$81.00
Exercisable at March 31, 2026	—	$—	57,305	$81.00

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The stock compensation expense related to the RSU and SAR grants was $2,327 and $3,329 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, 57,305 SARs were exercisable and they have a remaining contractual term of 5.4 years.
Employee Stock Purchase Plan
The Company recognized $12 and $13 of stock-based compensation expense related to the ESPP for the three months ended March 31, 2026 and 2025. As of March 31, 2026, $59 has been withheld on behalf of employees for the June 30, 2026 purchase date.
Profits Interests
The Company recognized $(132) and $(201) of stock-based compensation (benefit) expense related to the profits interests, which are liability classified, for the three months ended March 31, 2026 and 2025, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
9.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Basic earnings per share:
Numerator:
Net income	$(554)	$16,841
Less: Net income attributable to noncontrolling interests	19	15,951
Net income attributable to Class A common stockholders	$(573)	$890

Denominator:
Weighted average shares outstanding (in thousands)	2,491	2,051

Basic earnings per share	$(0.23)	$0.43

Diluted earnings per share:
Numerator:
Net income	$(554)	$16,841
Less: Net income attributable to noncontrolling interests	19	15,951
Net income attributable to Class A common stockholders	$(573)	$890

Denominator:
Weighted average shares outstanding (in thousands)	2,491	2,160

Diluted earnings per share	$(0.23)	$0.41
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Sponsor and MarketWise Management Member Earnout Shares: the 152,550 Sponsor Earnout Shares and the 99,998 MarketWise Management Member Earnout Shares held in escrow were excluded from the earnings per share computation in the 2025 period since the earnout contingency had not been met. In July 2025, the earnout period for all 252,548 previously escrowed Management Member Earnout Shares and Sponsor Earnout Shares (“EO Shares”) expired. As a result, there was no dilution to other shareholders

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
related to this arrangement. As a result of the EO Shares expiration, the Company reversed $1,263 in cumulative dividends that had been accrued attributable to the EO Shares during 2025.
▪Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs. The diluted earnings per share calculation includes the impact of unvested RSUs, where the impact is dilutive, unless the Company has a net loss.
▪Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The diluted earnings per share calculation includes the impact of dilutive shares and excludes the impact of antidilutive shares under the ESPP as of March 31, 2026 and 2025.
▪For the three months ended March 31, 2026 the Company’s potential dilutive securities, which include , restricted stock units and performance stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended March 31, 2026.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Shares subject to outstanding RSUs	947	918
Shares subject to outstanding SARs	58	60
Total	1,005	978

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
Our effective tax rate was (12.7)% and 5.8% for the three months ended March 31, 2026 and 2025, respectively. The main driver of the effective income tax rate for the three months ended March 31, 2026 was the income allocation to the noncontrolling interest. The main driver of the decrease in the effective tax rate from the three months ended March 31, 2025 is the impact of pretax GAAP loss (the denominator) and discrete items related to the change in fair value of contingent consideration. Our effective tax rate for the three months ended March 31, 2026 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
In evaluating the need for a valuation allowance on the deferred tax asset, the company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance in the amount of $32,192 for certain deferred tax assets that are not more likely than not to be realized.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As part of the Transactions (as defined and discussed in our Current Report on Form 8-K filed with the SEC on July 28, 2021), we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders. Pursuant to our election under Section 754 of the Code, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability will represent approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate being able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the three months ended March 31, 2026, members of Members of MarketWise, LLC did not exchange any common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for any newly-issued shares of Class A common stock. As a result of exchanges taking place in prior years, we have recorded a cumulative liability of $4,035 under the TRA as of March 31, 2026. A total of $121 in payments have been made under the TRA and $789 in payments are expected in the next 12 months.
As of March 31, 2026, we had no unrecognized tax positions.

11.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $652 and $493 for the three months ended March 31, 2026 and 2025, respectively.
We also incurred revenue share expenses paid to related parties of $3,080 and $1,061 which were capitalized as contract origination costs for the three months ended March 31, 2026 and 2025, respectively.
A related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $88 and $110 for the three months ended March 31, 2026 and 2025.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of $40 and $90 for the three months ended March 31, 2026 and 2025.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise. We recorded $25 and $24 for the three months ended March 31, 2026 and 2025, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $2 and $502 as of March 31, 2026 and December 31, 2025 of related party payables related to revenue share expenses, call center support, and the services noted above. The balances with this related party are presented net and are included in related party payables in the condensed consolidated balance sheet.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. As a result, we recognized $111 and $160 in other income, net for the three months ended March 31, 2026 and 2025, respectively. Related party receivables related to these services were $106 and $176 as of March 31, 2026 and December 31, 2025, respectively.
We lease offices from related parties. Lease payments made to related parties were $294 and $403 for the three months ended March 31, 2026 and 2025, respectively. Related party rent expense of $276 and $551 were recognized in general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, ROU assets of $6,295 and $6,684 and lease liabilities of $6,258 and $6,083 are associated with leases with related parties. Additionally, we paid $700 in lease termination fees related to our former

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Legacy Research lease during the three months ended March 31, 2025 For more information, see Note 6 – Balance Sheet Components.

12.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$(1)
Cash paid for income taxes	(757)	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(276)	(1,114)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	—	18

	As of March 31,
	2026	2025
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$52,669	$79,178
Total cash and cash equivalents	$52,669	$79,178
13.    Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity as of March 31, 2026.

	Authorized	Issued	Outstanding
Common stock - Class A	47,500,000	2,533,780	2,533,780
Common stock - Class B	15,000,000	13,612,641	13,612,641
Preferred stock	100,000,000	—	—
Total	162,500,000	16,146,421	16,146,421
Each share of Class A and Class B common stock entitles the holder to one vote per share. Holders of Class A common stock have the right to receive dividends while holders of Class B common stock have the right to receive a proportionate amount of distributions. In the event of liquidation, dissolution or winding up of the affairs of the Company, only holders of Class A common stock have the right to receive liquidation proceeds, while the holders of Class B common stock are entitled to only the par value of their shares. Class B common stock can be issued only to the members of MarketWise, LLC (“MarketWise Members”), their respective successors and permitted transferees. Under the terms of the Third Amended and Restated Limited Liability Company Operating Agreement of MarketWise, LLC (the “MarketWise Operating Agreement”), and subject to certain restrictions set forth therein, the MarketWise Members are entitled to have their LLC Units redeemed or exchanged for shares of our Class A common stock, at our option. If redeemed for cash at the Company’s option, such cash would have to be generated through an offering of shares to the market such that there would not be any situation where there would be a net cash obligation to the Company for such redemption. Shares of our Class B common stock held by any such redeeming or exchanging MarketWise Member will be canceled for no additional consideration on a one-for-one

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
basis with the redeemed or exchanged LLC Units whenever the MarketWise Members’ LLC Units are so redeemed or exchanged. The MarketWise Members may exercise such redemption rights for as long as their LLC Units remain outstanding. Our Board has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.
During the three months ended March 31, 2026, we paid quarterly dividends on shares of our Class A common stock. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
The dividends on shares of Class A common stock and other distributions on LLC Units declared during the three months ended March 31, 2026, on a split adjusted basis, were as follows:

			Dividends on Class A common stock		Other distributions on LLC Units
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	March 3, 2026	March 31, 2026	$0.20	$507	N/A	N/A
Regular	March 3, 2026	March 31, 2026	$0.25	$634	$0.25	$3,394
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases will depend on market conditions and other requirements. Repurchases under the program have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. During the three months ended March 31, 2026, we repurchased 3,257 shares totaling $57 in the aggregate.
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
14.    Segment Reporting
The Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, monitors financial results for internal purposes that are not prepared in accordance with GAAP (“Adjusted Basis”) because these results more closely align to how the business generates and uses cash.
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The reconciliation of reportable segment Adjusted Basis Net Profit (Loss) to the consolidated totals are as follows:

	Three months ended March 31,
	2026	2025
Total net revenue for reportable segment (a)	$87,546	$88,912
Adjustment to total net revenue for reportable segment (b)	4,716	(11,574)
Variable expense (c)	(6,537)	(5,684)
Revenue share expense (c)	(13,560)	(8,719)
Direct marketing (c)	(26,313)	(13,288)
Compensation and outside labor (c)	(22,160)	(19,313)
Other overhead (c)	(5,135)	(7,334)
Corporate allocations (c)	(1,233)	(3,921)
Reportable segment Adjusted Net Profit (Loss)	17,324	19,079
Reconciliation of Adjusted Net Profit (Loss) to consolidated income before income taxes:
Corporate and all other Adjusted Net Profit (Loss)	(13,696)	(3,760)
Adjustment to total net revenue (b)	(4,336)	12,969
Stock-based compensation expense (d)	(2,208)	(3,141)
Deferred contract acquisition costs (e)	3,212	(8,199)
Depreciation and amortization (f)(g)	(479)	(477)
Other (h)	(309)	1,408
Consolidated (loss) income before income taxes	$(492)	$17,879
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

The reconciliation of reportable segment revenues to the consolidated totals are as follows:

	Three months ended March 31,
	2026	2025
Total net revenue for reportable segment	$87,546	$88,912
Corporate and all other	(10,517)	(5,405)
Consolidated total net revenue	$77,029	$83,507

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The CODM does not use segment assets to evaluate segment performance or allocate resources. Therefore, we do not disclose segment assets. Long-lived assets were located in the United States as of March 31, 2026 and 2025.
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
15.    Subsequent Events
Subsequent events have been evaluated through May 7, 2026, which is the date that the financial statements were issued.
On April 21, 2026, the Company and MarketWise, LLC (collectively, the “MarketWise Group”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Mark P. Arnold, the Company’s former Chief Executive Officer, and JAMA 2021, LLC (together with Mr. Arnold, the “Arnold Parties”). The Settlement Agreement resolves Mr. Arnold’s demand for arbitration (“Arbitration”) that was previously disclosed in Item 3 of the Company’s Annual Reports filed on Form 10-K for the fiscal years ended December 31, 2024 and December 31, 2025.
Pursuant to the Settlement Agreement: (i) the MarketWise Group will make a one-time cash payment of $12.16 million to Mr. Arnold (the “Settlement Payment”); (ii) the Arnold Parties will surrender, and MarketWise, LLC will redeem and cancel an aggregate of 520,867 common units of MarketWise, LLC (the “Common Units”), along with the corresponding shares of the Company’s Class B common stock, held by the Arnold Parties; (iii) the Arnold Parties will waive and release their rights, including rights to future payments, under that certain Tax Receivables Agreement dated July 21, 2021 (the “TRA”), by and among the Company, Marketwise, LLC and the members of Marketwise, LLC; (iv) the MarketWise Group and the Arnold Parties agree to mutual general releases resolving all claims, including claims in the Arbitration; and (v) the MarketWise Group agrees to indemnify Mr. Arnold for certain possible tax implications associated with his claims underlying the Arbitration.
Based on management’s assessment, the Settlement Payment is expected to be allocated primarily to (i) redemption of the Common Units held by the Arnold Parties, and (ii) termination of the Arnold Parties’ rights under the TRA. These components represent the extinguishment of pre‑existing contractual and ownership interests that existed independently of the litigation and carried substantive economic and financial rights.
In evaluating the economic substance of the settlement, management considered the nature of the rights extinguished and concluded that the settlement primarily reflects the negotiated unwinding of pre‑existing equity ownership and contractual rights held by the Arnold Parties, rather than the payment of damages. The portion of the Settlement Payment attributable to the redemption of the Common Units reflects the elimination of the Arnold Parties’ ownership interests in MarketWise, LLC. The portion of the Settlement Payment attributable to the TRA relates to the settlement of a previously recognized contractual obligation to the Arnold Parties and reflects the negotiated resolution of remaining expected payments to the Arnold Parties under that arrangement. The settlement did not involve an adjudication of claims, nor were amounts specified or negotiated as compensation for damages. Accordingly, management does not expect the portion of the Settlement Payment attributable solely to the resolution of litigation, if any, to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of MarketWise, Inc., a Delaware corporation (“MarketWise,” “we,” “us,” and “our”), should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”). The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report.
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

First Quarter 2026 Highlights (1)
▪Total net revenue was $77.0 million in the first quarter 2026(2)
▪Total Billings were $81.4 million in first quarter 2026, a year-over-year increase of 15%
▪Net loss was $0.6 million in first quarter 2026
▪Cash from Operating Activities (“CFFO”) was $(2.1) million in first quarter 2026, a decline of $3.8 million compared to first quarter 2025.
▪Cash and cash equivalents were $52.7 million as of March 31, 2026, and no debt outstanding
(1) The first quarter 2026 and 2025 quarterly results reported herein are unaudited.
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

(In thousands)	Three Months Ended March 31,
	2026	2025	% Change
Net cash (used in) provided by operating activities	$(2,075)	1,733	(219.7)%
Total net revenue	77,029	83,507	(7.8)%
Net cash (used in) provided by operating activities margin	(2.7)%	2.1%

Adjusted CFFO	$(2,075)	$1,733	(219.7)%
Billings	81,373	70,456	15.5%
Adjusted CFFO Margin	(2.5%)	2.5%

Free Cash Flow	$(2,675)	$1,511	(277.0)%

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
Our Paid Subscribers (as defined below) as of December 31, 2025 generated average customer lifetime Billings of approximately $2,031, resulting in a LTV/CAC (as defined below) ratio of approximately 2.0x. For more information on Billings and our LTV/CAC ratio and the components of this ratio, see “—Key Business Metrics” and “—Definitions of Metrics,”
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription.
As of March 31, 2026, our Paid Subscriber base was 381 thousand, down 92 thousand, or 19.4% as compared to 473 thousand at March 31, 2025, primarily related to elevated churn associated with the shutdown of our Legacy Research business. At the time of shutdown, paid Legacy Research subscribers were given replacement subscriptions to other affiliates within MarketWise for at least the duration of their original subscription. These subscribers accounted for 53 thousand or approximately 58% of the overall 92 thousand decrease year over year, with the remainder of the decline primarily coming from lower value subscribers.
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
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Active Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of March 31, 2026 was $738, which increased 76.2% from $419 as of March 31, 2025. For more information on ARPU, see “Key Business Metrics — Average Revenue Per User.”
Our high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $600 of our products over their lifetime. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $5,000 of our products over their lifetime. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of March 31, 2026, 62% of our Paid Subscribers were high-value subscribers and 29% of our Paid Subscribers were ultra high-value subscribers.

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

	As of and for the Three Months Ended March 31,			As of and for the Three Months Ended December 31,
	2026	2025	% change	2025	% change
Active Free Subscribers	1,957,983	2,983,253	(34.4)%	2,037,313	(3.9)%
Paid Subscribers	381,497	473,407	(19.4)%	374,163	2.0%
ARPU	$738	$419	76.1%	$670	10.1%
New Marketing Billings (in thousands)	$60,879	$51,319	18.6%	$57,479	5.9%
Net Renewal Billings (in thousands)	$19,014	$18,331	3.7%	$17,486	8.7%
Other Billings (in thousands)	$1,480	$806	83.6%	$3,889	(61.9)%
Total Billings (in thousands)	$81,373	$70,456	15.5%	$78,854	3.2%
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
Active Free Subscribers decreased by 1.0 million, or 34.4%, to 2.0 million as of March 31, 2026 as compared to 3.0 million as of March 31, 2025. The year over year decrease in Active Free Subscribers is a result of fewer free subscribers in total, a reduced number of free products available as we rationalize our offerings, and more targeted email sends.
Active Free Subscribers decreased by 0.1 million, or 3.9% to 2.0 million as of March 31, 2026 as compared to 2.0 million as of December 31, 2025. The slight sequential reduction was the result of the continued targeted email sends.
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
Total Paid Subscribers decreased by 92 thousand, or 19.4%, to 381 thousand as of March 31, 2026 as compared to 473 thousand at March 31, 2025, primarily related to elevated churn associated with the shutdown of our Legacy Research business. At the time of shutdown, paid Legacy Research subscribers were given replacement subscriptions to other affiliates within MarketWise for at least the duration of their original subscription. These subscribers accounted for 53 thousand or approximately 58% of the overall 92 thousand decrease year over year, with the remainder of the decline primarily coming from lower value subscribers
Total Paid Subscribers increased by 7 thousand, or 2.0%, to 381 thousand as of March 31, 2026 as compared to 374 thousand as of December 31, 2025. The increase was a result of increased new subscriber acquisition with several successful campaigns in the quarter while churn remained at low levels relative to recent history.
Subscriber count churn has ranged from approximately 2.4% to 3.7% per month between 2023 and 2025. Almost all of the subscribers who churned in first quarter 2026 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which improved from 53% in 2024 to 91% in 2025, is a more meaningful gauge of subscriber satisfaction.
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
ARPU increased by $319, or 76.2%, to $738 as of March 31, 2026 as compared to $419 as of March 31, 2025. The year-over-year increase was driven by a 21% increase in trailing four quarter Billings, while trailing four quarter Paid Subscribers decreased by 31%. The increase in trailing four quarter Billings was driven by sales of our software related content and to a lesser extent, sales of our entry level products. The decrease in trailing four quarter Paid Subscribers was driven by the winding down of our Legacy Research business during 2024. At the time of shutdown, paid Legacy Research subscribers were given replacement subscriptions to other affiliates within MarketWise for at least the duration of their original subscription. The last significant batch of these replacement subscriptions expired in second quarter 2025 and as such, those subscribers are still impacting the trailing four quarter Paid Subscribers ending first quarter 2025.
ARPU increased by $69, or 10.3%, to $738 as of March 31, 2026 as compared to $670 as of December 31, 2025. The sequential increase was driven by a 6% decrease in trailing four-quarter average Paid Subscribers, while trailing four-quarter Billings were up 4%. Our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions.
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
We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.
New Marketing Billings are Billings from all new subscription sales. New Marketing Billings increased by $9.6 million, or 18.6%, to $60.9 million for first quarter 2026 as compared to $51.3 million for first quarter 2025. The increase was primarily driven by sales of our entry level and higher value products as well as sales of our software related content.

New Marketing Billings increased by $3.4 million, or 5.9% to $60.9 million for first quarter 2026 as compared to $57.5 million in fourth quarter 2025. The increase was primarily driven by sales of our entry level and higher value products in first quarter 2026.
Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings increased by $0.7 million, or 3.7%, to $19.0 million for first quarter 2026 as compared to $18.3 million for first quarter 2025. The increase came from renewals of premium priced term subscriptions of both traditional newsletters as well as our software related content.
Net Renewal Billings increased by $1.5 million, or 8.7%, to $19.0 million for first quarter 2026 as compared to $17.5 million for fourth quarter 2025. The increase was driven by renewals of termed subscriptions of traditional newsletters spanning all price ranges.
Other Billings are Billings from revenue share, advertising and conferences. Other Billings increased by $0.7 million, or 83.6% to $1.5 million for first quarter 2026 as compared to $0.8 million for first quarter 2025 as a result of increasing revenue share activity from external parties.
Other Billings decreased by $2.4 million or 61.9% to $1.5 million for first quarter 2026 as compared to $3.9 million for fourth quarter 2025 as a result of decreasing revenue share activity with external parties as well as well as lack of conference revenue compared to fourth quarter 2025.
Total Billings increased by $10.9 million, or 15.5%, to $81.4 million for the first quarter 2026 as compared to $70.5 million for first quarter 2025. The increase was primarily driven by new marketing sales of our entry level products as well as sales of our software related content.
Total Billings increased by $2.5 million, or 3.2%, to $81.4 million for first quarter 2026 as compared to $78.9 million for fourth quarter 2025. The increase was primarily driven by new marketing sales and renewals of traditional newsletter products.
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
Net Income Attributable to Noncontrolling Interests
As of March 31, 2026, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 15.7% and the noncontrolling interest was 84.3%. For the three months ended March 31, 2026 net income attributable to controlling interests included a $0.1 million tax provision, which is 100% attributable to the controlling interest.
As of March 31, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 14.5% and the noncontrolling interest was 85.5%. For the three months ended March 31, 2025 net income attributable to controlling interests included a $1.0 million tax provision, which is 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended March 31,
	2026	2025
Net revenue	$76,377	$83,014
Related party revenue	652	493
Total net revenue	77,029	83,507
Operating expenses:
Cost of revenue(1)	11,147	11,935
Sales and marketing(1)	39,695	34,078
General and administrative(1)	24,167	17,328
Research and development(1)	2,325	2,346
Depreciation and amortization	518	531
Impairment of intangible assets	—	380
Related party expense	273	129
Total operating expenses	78,125	66,727
(Loss) income from operations	(1,096)	16,780
Other income, net	94	158
Interest income, net	510	941
(Loss) income before income taxes	(492)	17,879
Income tax expense	62	1,038
Net (loss) income	(554)	16,841
Net income attributable to noncontrolling interests	19	15,951
Net (loss) income attributable to MarketWise, Inc.	$(573)	$890
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net revenue	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	14.5%	14.3%
Sales and marketing(1)	51.5%	40.8%
General and administrative(1)	31.4%	20.8%
Research and development(1)	3.0%	2.8%
Depreciation and amortization	0.7%	0.6%
Impairment of intangible assets	—%	0.5%
Related party expense	0.4%	0.2%
Total operating expenses	101.4%	79.9%
(Loss) income from operations	(1.4)%	20.1%
Other income, net	0.1%	0.2%
Interest income, net	0.7%	1.1%
(Loss) income before income taxes	(0.6)%	21.4%
Income tax expense	0.1%	1.2%
Net (loss) income	(0.7)%	20.2%
Net income attributable to noncontrolling interests	—%	19.1%
Net (loss) income attributable to MarketWise, Inc.	(0.7)%	1.1%

(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

Comparison of Three Months Ended March 31, 2026 and Three Months Ended March 31, 2025
Net Revenue

(In thousands)	Three Months Ended March 31,		$ Change	% Change
	2026	2025
Net revenue	$77,029	$83,507	$(6,478)	(7.8)%
The decrease in net revenue was primarily driven by a $7.1 million decrease in term subscription revenue and a $0.2 million decrease in membership subscription revenue, partially offset by a $0.8 million increase in non-subscription revenue.
Term subscription revenue decreased during the three months ended March 31, 2026, primarily due to the wind down of Legacy Research and a decrease in Billings in prior periods causing reduced revenue recognition in the 2026 period, which contributed $3.0 million and $5.5 million to the overall term subscription revenue decrease, respectively. This is partially offset by an increase in Billings. Importantly, while Billings for the first quarter of 2026 increased 15% year over year, and represented the strongest quarterly Billings total since 2023, only a portion is recognized as Net Revenue in the current period, with the majority of the Billings recorded as Deferred Revenue to be recognized over future periods.
Non-subscription revenue increased during the three months ended March 31, 2026, primarily due to income related to revenue share agreements.

Operating Expenses

(In thousands)	Three Months Ended March 31,		$ Change	% Change
	2026	2025
Operating expenses:
Cost of revenue	$11,147	$11,935	$(788)	(6.6)%
Sales and marketing	39,695	34,078	5,617	16.5%
General and administrative	24,167	17,328	6,839	39.5%
Research and development	2,325	2,346	(21)	(0.9)%
Depreciation and amortization	518	531	(13)	(2.4)%
Impairment of intangible assets	—	380	(380)	(100.0)%
Related party expenses	273	129	144	111.6%
Total operating expenses	$78,125	$66,727	$11,398	17.1%
Cost of Revenue
Cost of revenue decreased primarily driven by a $0.7 million decrease in stock-based compensation and a $0.1 million decrease in outsourced customer service.
Sales and Marketing
Sales and marketing expenses increased primarily due to a $8.7 million increase in marketing expense as the Company meaningfully increased marketing efforts in the quarter due to multiple successful product launches. The increase in marketing expenses drove significantly higher customer acquisition in the quarter which also resulted in an increase in Paid Subscribers following several years of Paid Subscriber declines. From a timing perspective, the majority of Sales and marketing expenses are recognized in the period incurred whereas a majority of Billings resulting from the marketing efforts are recorded as Deferred Revenue. Additionally, sales and marketing expense increased due to a $1.0 million increase in salaries, taxes and benefits due to increased headcount. This increase in Sales and marketing expense was partially offset by a $4.6 million decrease in amortization of deferred contract acquisition costs.
General and Administrative
General and administrative expense increased primarily due to a $1.8 million increase in professional services, a $1.0 million increase in incentive compensation, a $0.9 million increase in software expense, and a $0.5 million increase in salaries, taxes and benefits. Additionally, the 2025 period’s expense was reduced by one off items including a $1.6 million gain on lease termination and a $1.2 million gain on contingent consideration receivable.
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

(In thousands)	Three Months Ended March 31,
	2026	2025	% Change

Adjusted CFFO	$(2,075)	$1,733	(219.7)%
Adjusted CFFO Margin	(2.5)%	2.5%

Free Cash Flow	$(2,675)	$1,511	(277.0)%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2026	2025	% Change
Net cash provided by (used in) operating activities	$(2,075)	$1,733	(219.7)%
Nonrecurring expenses	—	—	N/M
Adjusted CFFO	$(2,075)	$1,733	(219.7)%

The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2026	2025	% change
Net cash provided by (used in) operating activities	$(2,075)	1,733	(219.7)%
Total net revenue	77,029	83,507	(7.8)%
Net cash (used in) provided by operating activities margin	(2.7)%	2.1%

Adjusted CFFO	$(2,075)	$1,733	(219.7)%
Billings	81,373	70,456	15.5%
Adjusted CFFO Margin	(2.5%)	2.5%
CFFO and Adjusted CFFO for the three months ended March 31, 2026 was primarily due to net loss of $0.6 million, adjusted for net non-cash items which increased cash by $3.0 million. This was partially offset by net changes in our operating assets and liabilities which reduced cash by $4.5 million, including incentive compensation payouts and payments related to renegotiated employment agreements.
Based on the nature of our business, and as illustrated in the chart below, CFFO fluctuates from quarter to quarter. Specifically, Q2 and Q4 tend to have higher CFFO while Q1 and Q3 tend to have lower CFFO. The amount of CFFO in any given quarter is impacted by the timing of product launches, marketing campaigns, and discrete working capital items.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow for each of the periods presented:

(In thousands)	Three Months Ended March 31,
	2026	2025	% Change
Net cash provided by (used in) operating activities	$(2,075)	$1,733	(219.7)%
Capital expenditures	(600)	(222)	170.3%
Free Cash Flow	$(2,675)	$1,511	(277.0)%

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
We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. The Company estimates that the amount of float was approximately $94.3 million and $98.2 million as of March 31, 2026 and December 31, 2025, respectively. As part of the Company's broader capital allocation strategy, our consolidated cash balance may from time to time decline below our estimate of the long term float requirement.
The Company may invest a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the three months ended March 31, 2026 and 2025, the Company earned interest income of $0.5 million and $0.9 million, respectively, on our cash portfolio which was invested solely in money market funds.
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
As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and restricted cash of $52.7 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. We expect that our anticipated operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We pay quarterly dividends on shares of our Class A common stock and a proportionate amount of distributions on our LLC Units. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
The dividends and distributions declared during the three months ended March 31, 2026, were as follows:

			Dividends on Class A common stock		Other distributions on LLC Units
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	March 3, 2026	March 31, 2026	$0.20	$507	N/A	N/A
Regular	March 3, 2026	March 31, 2026	$0.25	$634	$0.25	$3,394
We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from subscribers, the pace of expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies.
We expect to incur payment obligations under the Tax Receivable Agreement in the future. These obligations correspond to future cash tax savings that MarketWise, Inc. derives from tax-related benefits created as MarketWise Members exchange their LLC Units for shares of Class A common stock of MarketWise, Inc. This obligation is equal to 85% of the estimated future tax benefit for MarketWise, Inc. and is recorded as a TRA liability on the condensed consolidated balance sheet. The TRA liability was $4.0 million as of March 31, 2026. During the three months ended March 31, 2026, the Company paid $0.1 million under the TRA, and expects to pay $0.8 million within the next twelve months. These obligations may be significant in the future. MarketWise, Inc. intends to cause MarketWise, LLC to make distributions to MarketWise, Inc. in an amount sufficient to allow MarketWise, Inc. to pay its tax obligations and operating expenses, including distributions to fund any payments due under the Tax Receivable Agreement. If MarketWise, LLC does not have sufficient cash to fund distributions to MarketWise, Inc. in amounts sufficient to cover MarketWise, Inc.’s obligations under the Tax Receivable Agreement, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that MarketWise, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. For additional information regarding the Tax Receivable Agreement, see the section entitled “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” in the Annual Report.
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members and to MarketWise, Inc. in amounts sufficient for the recipients to pay taxes due on their share of MarketWise income at prevailing individual income tax rates, which for the 2026 tax year the highest federal, state and local tax rate the Company used was 49.75%. In the quarter ended March 31, 2026, MarketWise, LLC made quarterly tax distributions of $9.3 million proportionately to all MarketWise Members, including MarketWise, Inc. These quarterly tax distributions to MarketWise, Inc. exceeded its corporate tax liability and enabled MarketWise, Inc. to declare and pay the aforementioned special dividend with the excess tax distribution proceeds. We expect MarketWise, Inc. will receive quarterly tax distributions in future quarters such that quarterly special dividends are expected to continue, however the amount is uncertain.
We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. However, in the event that we require additional financing in the future, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
Share Repurchase Program
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million.

For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unitholders of MarketWise, LLC. During the three months ended March 31, 2026, we repurchased 3,257 shares totaling $57 in the aggregate.
Legacy Reorganization
In October 2024, we completed our reorganization and operational transition plans with respect to substantially all of the Legacy Research brands. The Company dissolved the Legacy Research legal entities during second quarter 2025. For further background, see Note 4 – Acquisitions and Disposals in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Three Months Ended March 31,
	2026	2025

Net cash (used in) provided by operating activities	$(2,075)	$1,733
Net cash used in investing activities	(600)	(222)
Net cash used in financing activities	(14,787)	(20,209)
Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities was $2.1 million, primarily due to net loss of $0.6 million, primarily resulting from increased sales and marketing expense in the period, adjusted for net non-cash items which increased cash by $3.0 million, partially offset by net changes in our operating assets and liabilities which reduced cash by $4.5 million. The non-cash items include stock-based compensation expense of $2.2 million, and depreciation and amortization expense of $0.5 million. The changes in operating assets and liabilities were primarily driven by a decrease in accrued expenses, which reduced cash by $10.3 million, partially offset by an increase in deferred revenue, which increased cash by $4.2 million.
For the three months ended March 31, 2025, net cash provided by operating activities was $1.7 million, primarily due to net income of $16.8 million, adjusted for net non-cash items which increased cash by $4.4 million, partially offset by net changes in our operating assets and liabilities which reduced cash by $19.5 million. The non-cash items include stock-based compensation expense of $3.1 million, and noncash lease expense of $2.1 million. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $11.9 million due to our overall decrease in sales in prior periods being recognized in 2024 and 2023, respectrively, an increase in accounts receivable, which reduced cash by $6.9 million, a decrease in accrued expenses, which reduced cash by $4.8 million, partially offset by a net increase due to deferred contract acquisition costs, which increased cash by $8.2 million.
Investing Activities
For the three months ended March 31, 2026, net cash used in investing activities was $0.6 million.
For the three months ended March 31, 2025, net cash used in investing activities was $0.2 million.

Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities was $14.8 million, primarily driven by dividends and distributions paid.
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
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2025 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2025 Annual Report on Form 10-K for further discussion of these two policies. During the three months ended March 31, 2026, there were no material changes to these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act.
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
On November 22, 2024, the Company's former Chief Executive Officer, Mark Arnold ("Claimant"), filed a demand for arbitration with the American Arbitration Association (the "Arbitration"). Claimant’s demand included claims against MarketWise, Inc. and MarketWise, LLC (collectively, the "Respondent") for (i) breach of employment agreement between Claimant and Respondent dated December 1, 2019; (ii) breach of letter agreement between Claimant and Respondent dated November 17, 2022; and (iii) violation of the Maryland Payment and Collection Wage Act. Claimant sought (i) money damages in excess of $9,000,000; (ii) treble damages pursuant to the Maryland Payment and Collection Wage Act; (iii) incidental and consequential damages; (iv) attorneys' fees and costs; and (v) prejudgment interest. The Arbitration was previously disclosed in Item 3 of the Company’s Annual Reports filed on Form 10-K for the fiscal years ended December 31, 2024 and December 31, 2025.
On April 21, 2026, Respondent entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Claimant and Claimant’s entity, JAMA 2021, LLC (together with Claimant, the “Arnold Parties”). The Settlement Agreement resolves all claims, including the Arbitration and Claimant’s underlying claims.
Pursuant to the Settlement Agreement: (i) Respondent will make a one-time cash payment of $12,160,000 to Claimant (the “Settlement Payment”); (ii) the Arnold Parties will surrender, and MarketWise, LLC will redeem and cancel an aggregate of 520,867 common units of MarketWise, LLC (the “Common Units”), along with the corresponding shares of the Company’s Class B common stock, held by the Arnold Parties; (iii) the Arnold Parties will waive and release their rights, including rights to future payments, under that certain Tax Receivables Agreement dated July 21, 2021 (the “TRA”), by and among the Company, Marketwise, LLC and the members of Marketwise, LLC; (iv) Respondent and the Arnold Parties agree to mutual general releases resolving all claims, including claims in the Arbitration; and (v) Respondent agrees to indemnify Mr. Arnold for certain possible tax implications associated with his claims underlying the Arbitration.
This resolution avoids the cost, distraction, and uncertainty of continued arbitration proceedings, and it allows management to remain focused on executing the Company’s strategic priorities without ongoing litigation risk. The settlement was structured to resolve the Arbitration, while also redeeming Common Units and eliminating exposure to future TRA-related payments, which the Company considers a positive outcome under the circumstances.
The Settlement Agreement was reached as a compromise and should not be construed as an admission by any of the parties with respect to any allegation, fact, liability, or fault.
The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement. See Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
March 1 to March 31, 2026	3,257	$17.62	3,257	$46,570
Total	3,257		3,257
(1)    In February 2025, our Board of Directors authorized the repurchase of up to $50.0 million in aggregate of shares of the Company’s Class A common stock, with the authorization to expired in April 2026.

On October 29, 2025, the Company announced that it had received a proposal (the "Proposal") from Monument & Cathedral Holdings, LLC (collectively with its affiliates, “M&C”) to acquire all of the outstanding equity interests of each of the Company and Marketwise, LLC that are not owned directly or indirectly by M&C, for cash consideration of $17.25 per share, which is contingent upon the termination of the Company’s tax receivable agreement concurrent with the closing of the transaction. Upon receiving the Proposal, the Company suspended repurchases under its share repurchase program effective October 30, 2025. The Company resumed repurchases in March 2026.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1
Settlement Agreement, dated April 21, 2026, by and between the Company and Mark P. Arnold and Jama 2021, LLC (incorporated by reference to Exhibit 10.1 to the Issuer’s current report on Form 8-K filed on April 24, 2026).

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

MARKETWISE, INC.

Date: May 7, 2026	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Operating and Financial Officer