Form 10-Q
period 2026-06-30
MARKETWISE, INC.
filed 2026-08-06
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 3, 2026, there were 2,792,711 shares of the registrant’s Class A common stock and 12,981,774 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements.

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$32,914	$70,140
Accounts receivable	3,128	5,722
Prepaid expenses	7,679	10,799
Related party receivables	635	838
Deferred contract acquisition costs, current	41,950	43,388
Other current assets	899	814
Total current assets	87,205	131,701
Property and equipment, net	416	453
Operating lease right-of-use assets	6,100	6,684
Intangible assets, net	3,799	3,813
Goodwill	30,043	30,043
Deferred contract acquisition costs, noncurrent	47,012	34,678
Deferred tax assets	11,300	11,007
Total assets	$185,875	$218,379
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$7,023	$3,868
Related party payables	1,877	509
Accrued expenses	31,535	33,221
Deferred revenue and other contract liabilities	191,758	183,798
Operating lease liabilities, current	743	908
Related party TRA liability, current (Note 10)	577	—
Other current liabilities	14,152	11,900
Total current liabilities	247,665	234,204
Deferred revenue and other contract liabilities, noncurrent	195,043	185,754
Related party TRA liability, noncurrent (Note 10)	2,511	4,260
Other liabilities, noncurrent	3,133	2,611
Operating lease liabilities, noncurrent	4,793	5,175
Total liabilities	453,145	432,004
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 47,500,000 shares authorized; 2,666,908 and 2,445,010 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock - Class B, par value of $0.0001 per share, 15,000,000 shares authorized; 12,986,774 and 13,612,641 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	81,395	101,945
Accumulated other comprehensive income	20	36
Accumulated deficit	(114,866)	(113,664)
Total stockholders’ deficit attributable to MarketWise, Inc.	(33,450)	(11,682)
Noncontrolling interest	(233,820)	(201,943)

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Total stockholders’ deficit	(267,270)	(213,625)
Total liabilities and stockholders’ deficit	$185,875	$218,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$75,290	$79,309	$151,667	$162,323
Related party revenue	518	641	1,170	1,134
Total net revenue	75,808	79,950	152,837	163,457
Operating expenses:
Cost of revenue (1)	11,112	10,950	22,259	22,885
Sales and marketing (1)	42,815	31,626	82,510	65,704
General and administrative (1)	22,693	19,744	46,860	37,072
Research and development (1)	2,721	2,141	5,046	4,487
Depreciation and amortization	565	500	1,083	1,031
Impairment of intangible assets	—	—	—	380
Related party expense	158	178	431	307
Total operating expenses	80,064	65,139	158,189	131,866
(Loss) income from operations	(4,256)	14,811	(5,352)	31,591
Other income, net	1,182	343	1,276	501
Interest income, net	290	769	800	1,710
(Loss) income before income taxes	(2,784)	15,923	(3,276)	33,802
Income tax (benefit) expense	(156)	613	(94)	1,651
Net (loss) income	(2,628)	15,310	(3,182)	32,151
Net (loss) income attributable to noncontrolling interests	(1,999)	14,013	(1,980)	29,964
Net (loss) income attributable to MarketWise, Inc.	$(629)	$1,297	$(1,202)	$2,187

Earnings per share – basic	$(0.24)	$0.55	$(0.47)	$0.99

Earnings per share – diluted	$(0.24)	$0.53	$(0.47)	$0.95

Weighted average shares outstanding – basic	2,643	2,357	2,554	2,205

Weighted average shares outstanding – diluted	2,643	2,445	2,554	2,302

(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(2,628)	$15,310	$(3,182)	$32,151
Other comprehensive (loss) income:
Cumulative translation adjustment	(7)	—	(16)	—
Total comprehensive (loss) income	$(2,635)	$15,310	$(3,198)	$32,151
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at April 1, 2026	2,533,780	—	13,612,641	1	101,968	27	(114,237)	(12,241)	(214,653)	(226,894)
Equity-based compensation	—	—	—	—	2,262	—	—	2,262	—	2,262
Issuance of common stock	11,189	—	—	—	143	—	—	143	—	143
Vesting of restricted stock units	35,016	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(23)	—	—	—	—	—	—	—	—	—
Repurchase of Class A shares	(18,054)	—	—	—	(313)	—	—	(313)	—	(313)
Repurchase of Class B shares	—	—	(520,867)	—	(11,342)	—	—	(11,342)	—	(11,342)
Change in noncontrolling interest	—	—	—	—	(8,711)	—	—	(8,711)	8,711	—
Cash dividends declared to Class A shareholders	—	—	—	—	(1,424)	—	—	(1,424)	—	(1,424)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(27,633)	(27,633)
Issuance per redemption of Class B shares for Class A	105,000	—	(105,000)	—	(1,754)	—	—	(1,754)	1,754	—
Foreign currency translation adjustments	—	—	—	—	—		—	(7)	—	(7)
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	566	—	—	566	—	566
Net income	—	—	—	—	—	—	(629)	(629)	(1,999)	(2,628)
Balance at June 30, 2026	2,666,908	$—	12,986,774	$1	$81,395	$20	$(114,866)	$(33,450)	$(233,820)	$(267,270)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at April 1, 2025	2,320,003	—	13,732,864	1	102,531	56	(118,394)	(15,806)	(201,925)	(217,731)
Equity-based compensation	—	—	—	—	3,068	—	—	3,068	—	3,068
Issuance of common stock	15,249	—	—	—	283	—	—	283	—	283
Vesting of restricted stock units	19,333	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(7)	—	—	—	—	—	—	—	—	—
Repurchase of Class A shares	(117,673)	—	—	—	(1,851)	—	—	(1,851)	—	(1,851)
Cash dividends declared to Class A shareholders	—	—	—	—	(960)	—	—	(960)	—	(960)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(25,229)	(25,229)
Issuance per redemption of Class B shares for Class A	120,223	—	(120,223)	—	(1,882)	—	—	(1,882)	1,882	—
Foreign currency translation adjustments	—	—	—	—	—		—	—	—	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	92	—	—	92	—	92
Net income	—	—	—	—	—	—	1,297	1,297	14,013	15,310
Balance at June 30, 2025	2,357,128	$—	13,612,641	$1	$101,281	$56	$(117,097)	$(15,759)	$(211,259)	$(227,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	2,445,010	—	13,612,641	1	101,945	36	(113,664)	(11,682)	(201,943)	(213,625)
Equity-based compensation	—	—	—	—	4,601	—	—	4,601	—	4,601
Issuance of common stock	11,189	—	—	—	143	—	—	143	—	143
Vesting of restricted stock units	177,150	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(50,130)	—	—	—	(859)	—	—	(859)	—	(859)
Repurchase of Class A shares	(21,311)	—	—	—	(370)	—	—	(370)	—	(370)
Repurchase of Class B shares	—	—	(520,867)	—	(11,342)	—	—	(11,342)	—	(11,342)
Change in noncontrolling interest	—	—	—	—	(8,711)	—	—	(8,711)	8,711	—
Cash dividends declared to Class A shareholders	—	—	—	—	(2,805)	—	—	(2,805)	—	(2,805)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(40,362)	(40,362)
Issuance per redemption of Class B shares for Class A	105,000	—	(105,000)	—	(1,754)	—	—	(1,754)	1,754	—
Foreign currency translation adjustments	—	—	—	—	—	(16)	—	(16)	—	(16)
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	547	—	—	547	—	547
Net income	—	—	—	—	—	—	(1,202)	(1,202)	(1,980)	(3,182)
Balance at June 30, 2026	2,666,908	$—	12,986,774	$1	$81,395	$20	$(114,866)	$(33,450)	$(233,820)	$(267,270)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1,978,013	$—	13,994,498	$1	$106,691	$56	$(119,284)	$(12,536)	$(205,388)	$(217,924)
Equity-based compensation	—	—	—	—	6,410	—	—	6,410	—	6,410
Issuance of common stock	15,249	—	—	—	283	—	—	283	—	283
Vesting of restricted stock units	138,647	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(38,965)	—	—	—	(583)	—	—	(583)	—	(583)
Repurchase of Class A shares	(117,673)	—	—	—	(1,851)	—	—	(1,851)	—	(1,851)
Cash dividends declared to Class A shareholders	—	—	—	—	(2,915)	—	—	(2,915)	—	(2,915)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(42,869)	(42,869)
Issuance per redemption of Class B shares for Class A	381,857	—	(381,857)	—	(7,034)	—	—	(7,034)	7,034	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	280	—	—	280	—	280
Net income	—	—	—	—	—	—	2,187	2,187	29,964	32,151
Balance at June 30, 2025	2,357,128	$—	13,612,641	$1	$101,281	$56	$(117,097)	$(15,759)	$(211,259)	$(227,018)

MARKETWISE, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net (loss) income	$(3,182)	$32,151
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,083	1,031
Impairment of property and equipment, net	—	380
Stock-based compensation	5,122	5,698
Change in fair value of contingent consideration	(60)	(1,441)
Deferred taxes	22	1,651
Loss on disposal of property and equipment	586	—
Unrealized gains on foreign currency	(14)	—
Other gains	(1,092)	(1,908)
Noncash lease expense	588	2,545
Changes in operating assets and liabilities:
Accounts receivable	2,726	(2,192)
Related party receivables and payables	1,631	1,308
Prepaid expenses	3,119	2,764
Other current assets and other assets	(85)	419
Deferred contract acquisition costs	(11,728)	16,645
Trade and other payables	3,169	(1,374)
Accrued expenses	(1,686)	(184)
Deferred revenue	18,934	(33,107)
Operating lease liabilities	(551)	(2,937)
Other current and long-term liabilities	1,764	(1,874)
Net cash provided by operating activities	20,346	19,575
Investing activities:
Purchases of property and equipment	(627)	(163)
Capitalized software development costs	(992)	(398)
Net cash used in investing activities	(1,619)	(561)
Financing activities:
Proceeds from issuance of common stock	143	283
Repurchases of stock	(370)	(1,851)
Restricted stock units withheld to pay taxes	(859)	(583)
Dividends paid to Class A shareholders	(2,329)	(2,758)
Repurchase of stock and reduction in related TRA liability as part of legal settlement	(12,160)	—
Tax distributions to noncontrolling interests	(33,711)	(33,759)
Other distributions to noncontrolling interests	(6,651)	(9,110)
Net cash used in financing activities	(55,937)	(47,778)
Effect of exchange rate changes on cash	(16)	—
Net decrease in cash and cash equivalents	(37,226)	(28,764)
Cash and cash equivalents — beginning of period	70,140	97,876
Cash and cash equivalents — end of period	$32,914	$69,112
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
2.    Summary of Significant Accounting Policies
The Company's significant accounting policies are set forth in Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of MarketWise, Inc. and its subsidiary, MarketWise, LLC, a variable interest entity (“VIE”) for which MarketWise, Inc. is deemed to be the primary beneficiary.
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s condensed consolidated financial statements (“financial statements”). As of June 30, 2026 and as of December 31, 2025, MarketWise, Inc. had a 17.0% and 15.2% ownership interest in MarketWise, LLC, respectively.
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
Unaudited Interim Financial Information
The accompanying unaudited financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2025 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2026, the results of operations, comprehensive (loss) income, stockholders’ deficit, and cash flows for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common units, estimates of the Tax Receivable Agreement liability, useful lives of intangible assets with definite lives, benefit period of deferred contract acquisition costs, determination of standalone selling prices, estimated life of lifetime customers, recoverability of goodwill and long-lived assets, valuation allowances on deferred tax assets, the incremental borrowing rates to calculate lease liabilities and right-of-use (“ROU”) assets and certain accruals. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
Net income for the three and six months ended June 30, 2026 and 2025 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of June 30, 2026, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 17.0% and the noncontrolling interest was 83.0%. For the three months ended June 30, 2026, net income attributable to controlling interests included a $156 thousand tax benefit, and for six months ended June 30, 2026, net income attributable to controlling interests included a $94 thousand tax benefit, both of which were 100% attributable to the controlling interest.
As of June 30, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 14.8% and the noncontrolling interest was 85.2%. For the three months ended June 30, 2025, net income attributable to controlling interests included a $613 thousand tax provision, and for the six months ended June 30, 2025, net income

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
attributable to controlling interests included a $1.7 million tax provision, both of which were 100% attributable to the controlling interest.
Accounting Standards Issued But Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years.
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
In November 2024, the FASB issued ASU 2024‑03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220‑40): Disaggregation of Income Statement Expenses. The ASU requires public business entities to provide enhanced disclosures disaggregating certain income statement expense captions by natural expense category. The amendments do not change the recognition, measurement, or presentation of expenses on the face of the income statement, but instead require additional tabular disclosures in the notes to the financial statements. The required disclosures include, as applicable, disaggregation of relevant expense captions into prescribed categories such as employee compensation, depreciation, and amortization. The update is effective for fiscal years beginning after December 15, 2026, with early adoption permitted.
The Company is currently evaluating the impact of adopting these standards on its disclosures and related processes and controls. Adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements. The Company plans to adopt these standards when they become effective, and have no plans for early adoption.
Reclassifications
Certain prior period amounts presented within financing activities in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform with the current period presentation. Specifically, the Company began separately presenting “tax distributions to noncontrolling interests” and “other distributions to noncontrolling interests” during the nine months ended September 30, 2025, which were previously combined as “distributions to noncontrolling interests”.
3.    Revenue Recognition
Disaggregation of revenues
The following table depicts the disaggregation of revenue according to customer type and is consistent with how we evaluate our financial performance. We believe this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	Three Months Ended June 30, 2026
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$75,325	$—	$—	$—	$75,325
Transferred at a point in time	—	13	518	(48)	483
Total	$75,325	$13	$518	$(48)	$75,808

	Three Months Ended June 30, 2025
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$79,274	$—	$—	$—	$79,274
Transferred at a point in time	—	11	641	24	676
Total	$79,274	$11	$641	$24	$79,950

	Six Months Ended June 30, 2026
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$150,978	$—	$—	$—	$150,978
Transferred at a point in time	—	25	1,170	664	1,859
Total	$150,978	$25	$1,170	$664	$152,837

	Six Months Ended June 30, 2025
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$162,206	$—	$—	$—	$162,206
Transferred at a point in time	—	23	1,134	94	1,251
Total	$162,206	$23	$1,134	$94	$163,457

Revenue recognition by subscription type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Membership subscriptions	$39,772	$41,857	$81,509	$83,820
Term subscriptions	35,553	37,417	69,469	78,386
Non-subscription revenue	483	676	1,859	1,251
Total	$75,808	$79,950	$152,837	$163,457
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

	As of
	June 30, 2026	December 31, 2025
Contract balances
Accounts receivable	$3,128	$5,722
Obligations for refunds	$1,465	$1,516
Deferred revenue – current	$190,293	$182,282
Deferred revenue – non-current	$195,043	$185,754
We recognized $51.1 million and $59.2 million of revenue during the three months ended June 30, 2026 and 2025, respectively, and $114.5 million and $130.1 million during the six months ended June 30, 2026 and 2025 that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $3.1 million and $5.7 million as of June 30, 2026 and December 31, 2025, respectively, related to the timing of cash settlement with our credit card processor.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2026	$78,066
Royalties and sales commissions	9,802
Revenue share and cost per acquisition fees	28,255
Amortization of capitalized costs	(27,161)
Balance at June 30, 2026	$88,962
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three and six months ended June 30, 2026 and 2025. Amortization of capitalized costs is included within sales and marketing on the condensed consolidated statements of operations.
Remaining Performance Obligations
As of June 30, 2026, the Company had $386.8 million of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 50% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amounts of goodwill are as follows:

Balance at January 1, 2026	$30,043
Balance at June 30, 2026	$30,043

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	June 30, 2026
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(12,062)	$381	0.7
Tradenames	3,588	(3,310)	278	2.9
Capitalized software development costs	7,427	(5,374)	2,053	2.2
Finite-lived intangible assets, net	23,458	(20,746)	2,712

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$24,545	$(20,746)	$3,799

	December 31, 2025
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(11,754)	$689	1.2
Tradenames	3,588	(3,227)	361	3.1
Capitalized software development costs	6,438	(4,762)	1,676	1.7
Finite-lived intangible assets, net	22,469	(19,743)	2,726

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$23,556	$(19,743)	$3,813
We recorded amortization expense related to finite-lived intangible assets of $527 thousand and $473 thousand for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $949 thousand for the six months ended June 30, 2026 and 2025, respectively, within depreciation and amortization in the accompanying condensed consolidated statement of operations. These amounts include amortization of capitalized software development costs of $346 thousand and $218 thousand for the three months ended June 30, 2026 and 2025, respectively, and $614 thousand and $443 thousand for the six months ended June 30, 2026 and 2025, respectively.
We recorded additions to capitalized software development costs of $863 thousand and $204 thousand for the three months ended June 30, 2026 and 2025, respectively, and $992 thousand and $398 thousand for the six months ended June 30, 2026 and 2025, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of June 30, 2026, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2026	$698
2027	497
2028	668
2029	847
2030	1
Thereafter	1
Finite-lived intangible assets, net	$2,712

5.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	June 30, 2026
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$28,528	$—	$—	$28,528
Contingent consideration receivable	—	—	87	87
Total assets	28,528	—	87	28,615
Liabilities:
Profits interests, noncurrent	—	—	3,132	3,132
Total liabilities	$—	$—	$3,132	$3,132

	December 31, 2025
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$66,298	$—	$—	$66,298
Contingent consideration receivable	—	—	83	83
Total assets	66,298	—	83	66,381
Liabilities:
Profits interests, noncurrent	—	—	2,611	2,611
Total liabilities	$—	$—	$2,611	$2,611
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table summarizes the changes in fair value of the recurring Level 3 fair value measurements during the six months ended June 30, 2026:

		Level 3 Fair Value Measurements
	Income Statement Line Item That Includes The Gains And Losses	Contingent consideration receivable	Profits interests, noncurrent	Contingent consideration liability

Balance at December 31, 2025		$83	$2,611	$—
Issues		—	—	—
Total gains recorded in earnings	General and administrative expense	60	—	—
Total losses recorded in earnings	General and administrative expense	—	521	—
Payments received		(56)	—	—
Balance at June 30, 2026		$87	$3,132	$—
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable and profits interests at their measurement dates:

As of
June 30, 2026
Contingent consideration receivable
Discount rate	25.0%

Profits interests
Discount rate	25.0%
Discount for lack of marketability	29.5%

6.    Balance Sheet Components
Capitalized Implementation Costs
The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. There were no capitalized cloud computing costs during the three months ended June 30, 2026 or 2025 and six months ended June 30, 2026 or 2025. Amortization expense related to capitalized cloud computing implementation costs was $14 thousand and $237 thousand for the three months ended

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
June 30, 2026 and 2025, respectively and $37 thousand and $479 thousand for the six months ended June 30, 2026 and 2025, respectively.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	June 30, 2026	December 31, 2025
Furniture and fixtures	5 years	$951	$974
Computers, software and equipment	3 years	1,881	1,809
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	61	61
Construction in progress	N/A	65	160
		2,958	3,004
Less: Accumulated depreciation and amortization		(2,542)	(2,551)
Total property and equipment, net		$416	$453
Depreciation and amortization expense for property and equipment was $39 thousand and $28 thousand for the three months ended June 30, 2026 and 2025, respectively, and $78 thousand and $82 thousand for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2025, the Company recorded an impairment loss on leasehold improvement assets totaling $380 thousand, and the related lease was terminated for a gain of $1.6 million, which is included within general and administrative expense. During the six months ended June 30, 2026, the Company has recorded no impairment loss on leasehold improvement assets.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	June 30, 2026	December 31, 2025
Commission and variable compensation	$15,619	$18,656
Payroll and benefits	5,412	4,855
Other accrued expenses	10,504	9,710
Total accrued expenses	$31,535	$33,221

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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
8.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$488	$924	$1,047	$2,188
Sales and marketing	462	777	1,058	1,471
General and administrative	1,965	856	3,017	2,039
Total stock based-compensation expense	$2,915	$2,557	$5,122	$5,698
Total stock-based compensation expense includes expenses related to our 2021 Incentive Award Plan, our ESPP and profits interests, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
2021 Incentive Award Plan	$2,250	$3,056	$4,577	$6,385
Employee Stock Purchase Plan	12	12	24	25
Profits interests	653	(511)	521	(712)
Total stock-based compensation expense	$2,915	$2,557	$5,122	$5,698
2021 Incentive Award Plan
During the six months ended June 30, 2026, we granted 210,837 restricted stock units (“RSUs”) to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
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
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes are summarized as follows, including granted, exercised and forfeited from January 1, 2026 to June 30, 2026.

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2026	1,016,466	$21.78	58,208	$81.00
Granted	210,837	15.74	—	—
Vested (RSUs) or Exercised (SARs)	(177,150)	26.07	—	—
Forfeited	(23,817)	19.22	(1,847)	81.00
Outstanding at June 30, 2026	1,026,336	$19.87	56,361	$81.00
Exercisable at June 30, 2026	—	$—	56,361	$81.00

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The stock compensation expense related to the RSU and SAR grants was $2.3 million and $3.1 million for the three months ended June 30, 2026 and 2025, respectively, and $4.6 million and $6.4 million for six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, 56,361 SARs were exercisable and they have a remaining contractual term of 5.2 years.
In July 2026, 228,762 RSUs vested in accordance with the original grant terms.
Employee Stock Purchase Plan
The Company recognized $12 thousand of stock-based compensation expense related to the ESPP for the three months ended June 30, 2026 and 2025, and $24 thousand and $25 thousand for six months ended June 30, 2026 and 2025, respectively.
The Company issued 11,189 shares of Class A common stock for $143 thousand related to employee purchases under the ESPP during the six months ended June 30, 2026.
Profits Interests
The Company recognized $653 thousand and $(511) thousand of stock-based compensation (benefit) expense related to the profits interests, which are liability classified, for the three months ended June 30, 2026 and 2025, respectively, and $521 thousand and $(712) thousand for six months ended June 30, 2026 and 2025, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
9.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Numerator:
Net income	$(2,628)	$15,310	$(3,182)	$32,151
Less: Net income attributable to noncontrolling interests	(1,999)	14,013	(1,980)	29,964
Net income attributable to Class A common stockholders	$(629)	$1,297	$(1,202)	$2,187

Denominator:
Weighted average shares outstanding (in thousands)	2,643	2,357	2,554	2,205

Basic earnings per share	$(0.24)	$0.55	$(0.47)	$0.99

Diluted earnings per share:
Numerator:
Net income	$(2,628)	$15,310	$(3,182)	$32,151
Less: Net income attributable to noncontrolling interests	(1,999)	14,013	(1,980)	29,964
Net income attributable to Class A common stockholders	$(629)	$1,297	$(1,202)	$2,187

Denominator:
Weighted average shares outstanding (in thousands)	2,643	2,445	2,554	2,302

Diluted earnings per share	$(0.24)	$0.53	$(0.47)	$0.95
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Sponsor and MarketWise Management Member Earnout Shares: the 152,550 Sponsor Earnout Shares and the 99,998 MarketWise Management Member Earnout Shares held in escrow were excluded from the earnings per share computation in the 2025 period since the earnout contingency had not been met. In July 2025, the earnout period for all 252,548 previously escrowed Management Member Earnout Shares and Sponsor Earnout Shares (“EO Shares”) expired. As a result, there was no dilution to other shareholders

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
related to this arrangement. As a result of the EO Shares expiration, the Company reversed $1.3 million in cumulative dividends that had been accrued attributable to the EO Shares during 2025.
▪Restricted stock units: The basic earnings per share calculation includes the impact of vested RSUs. The diluted earnings per share calculation includes the impact of unvested RSUs, where the impact is dilutive, unless the Company has a net loss.
▪Stock appreciation rights: The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
▪ESPP: The diluted earnings per share calculation includes the impact of dilutive shares and excludes the impact of antidilutive shares under the ESPP as of June 30, 2026 and 2025.
▪For the three and six months ended June 30, 2026 the Company’s potential dilutive securities, which include, restricted stock units and performance stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and six months ended June 30, 2026.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares subject to outstanding RSUs	1,026	907	987	913
Shares subject to outstanding SARs	56	59	57	60
Total	1,082	966	1,044	973

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
Our effective tax rate was 2.8% and 4.9% for the six months ended June 30, 2026 and 2025, respectively. The main driver of the effective income tax rate for the six months ended June 30, 2026 was the income allocation to the noncontrolling interest. The main driver of the decrease in the effective tax rate from the six months ended June 30, 2025 is the impact of pretax GAAP loss (the denominator) and discrete items related to vesting stock compensation. Our effective tax rate for the six months ended June 30, 2026 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
In evaluating the need for a valuation allowance on the deferred tax asset, the company considered positive evidence related to its historic earnings, forecasted income and reversal of temporary differences. Therefore, the Company recorded a valuation allowance in the amount of $32.2 million for certain deferred tax assets that are not more likely than not to be realized.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As part of the Transactions (as defined and discussed in our Current Report on Form 8-K filed with the SEC on July 28, 2021), we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders. Pursuant to our election under Section 754 of the Code, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability will represent approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate being able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the six months ended June 30, 2026, Members of MarketWise, LLC exchanged an aggregate of 105,000 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 105,000 newly-issued shares of Class A common stock. In addition, MarketWise LLC redeemed 520,867 LLC Units and canceled an equal number of shares of Class B common stock. As a result, we have recorded a cumulative liability of $3.1 million under the TRA as of June 30, 2026. A total of $121 thousand in payments have been made under the TRA and $577 thousand in payments are expected in the next 12 months.
As of June 30, 2026, we had no unrecognized tax positions.
11.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $518 thousand and $641 thousand for the three months ended June 30, 2026 and 2025, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively.
We also incurred revenue share expenses paid to related parties of $1.6 million and $1.2 million which were capitalized as contract origination costs for the three months ended June 30, 2026 and 2025, respectively, and $4.7 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively.
A related party provided call center support and other services to the Company for which we recorded an expense within cost of revenue of $90 thousand and $91 thousand for the three months ended June 30, 2026 and 2025, respectively, and $178 thousand and $201 thousand for the six months ended June 30, 2026 and 2025, respectively.
A related party provided marketing and copywriting services to the Company for which we recorded an expense within cost of revenue of none and $286 thousand for the three months ended June 30, 2026 and 2025, respectively, and $40 thousand and $376 thousand for the six months ended June 30, 2026 and 2025, respectively.
A related party also provided certain corporate functions to MarketWise and the costs of these services are charged to MarketWise. We recorded $25 thousand and $24 thousand for the three months ended June 30, 2026 and 2025, respectively, and $50 thousand and $48 thousand for the six months ended June 30, 2026 and 2025, respectively, within related party expense in the accompanying condensed consolidated statement of operations. We held balances of $433 thousand and $502 thousand as of June 30, 2026 and December 31, 2025 of related party payables related to revenue share expenses, call center support, and the services noted above. We also have receivables balances of $823 thousand and $339 thousand as of June 30, 2026 and December 31, 2025 of related party payables related to revenue share expenses, call center support, and the services noted above.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. As a result, we recognized $88 thousand and $84 thousand in other income, net for the three months ended June 30, 2026 and 2025, respectively, and $194 thousand and $244 thousand for the six months ended June 30, 2026 and 2025, respectively. Related party receivables related to these services were $199 thousand and $176 thousand as of June 30, 2026 and December 31, 2025, respectively.
We lease offices from related parties. Lease payments made to related parties were $261 thousand and $279 thousand for the three months ended June 30, 2026 and 2025, respectively, and $522 thousand and $668 thousand

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
for six months ended June 30, 2026 and 2025, respectively. Related party rent expense of $279 thousand and $$448 thousand were recognized in general and administrative expenses for the three months ended June 30, 2026 and 2025, respectively, and $558 thousand and $1.0 million for six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, ROU assets of $6.1 million and $6.7 million and lease liabilities of $5.5 million and $6.1 million, respectively are associated with leases with related parties. Additionally, we paid $700 thousand in lease termination fees related to our former Legacy Research lease during the six months ended June 30, 2025. For more information, see Note 6 – Balance Sheet Components.

12.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6	$2
Cash paid for income taxes	1,626	398
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(551)	(1,408)

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	—	18

13.    Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity as of June 30, 2026.

	Authorized	Issued	Outstanding
Common stock - Class A	47,500,000	2,666,908	2,666,908
Common stock - Class B	15,000,000	12,986,774	12,986,774
Preferred stock	100,000,000	—	—
Total	162,500,000	15,653,682	15,653,682
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
Dividends
During the six months ended June 30, 2026, we paid quarterly dividends on shares of our Class A common stock. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our Board and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.
The dividends on shares of Class A common stock and other distributions on LLC Units declared during the six months ended June 30, 2026, on a split adjusted basis, were as follows:

			Dividends on Class A common stock		Other distributions on LLC Units
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	March 3, 2026	March 31, 2026	$0.20	$507	N/A	N/A
Regular	March 3, 2026	March 31, 2026	$0.25	$634	$0.25	$3,394
Special	May 5, 2026	June 25, 2026	$0.20	$528	N/A	N/A
Regular	May 5, 2026	June 25, 2026	$0.25	$660	$0.25	$3,247
Share Repurchase
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases depend on market conditions and other requirements. Repurchases under the program were authorized for the next 12 months but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. The authorization expired in April 2026.
On May 7, 2026, the Company announced that the Board authorized a new stock repurchase program of up to $50 million of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases will depend on market conditions and other requirements. Repurchases under the program have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares.
During the three months ended June 30, 2026 and 2025, we repurchased 18,054 shares totaling $313 thousand and 117,673 shares totaling $1.9 million, respectively. During the six months ended June 30, 2026 and 2025, we repurchased 21,311 shares totaling $370 thousand and 117,673 shares totaling $1.9 million, respectively.

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
Settlement
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
On April 22, 2026: (i) the MarketWise Group made a one-time cash payment of $12.2 million to Mr. Arnold (the “Settlement Payment”); (ii) the Arnold Parties surrendered, and MarketWise, LLC redeemed and canceled an aggregate of 520,867 common units of MarketWise, LLC (the “Common Units”), along with the corresponding shares of the Company’s Class B common stock, held by the Arnold Parties; and (iii) the Arnold Parties waived and released their rights, including rights to future payments, under that certain Tax Receivables Agreement dated July 21, 2021 (the “TRA”), by and among the Company, Marketwise, LLC and the members of Marketwise, LLC. Of the total Settlement Payment, approximately $11.3 million was recorded as a reduction of additional paid-in capital in connection with the redemption and cancellation of the Common Units and corresponding Class B shares. The remaining $818 thousand was recorded as a reduction of the TRA liability in connection with the termination and release of the Arnold Parties’ rights under the TRA.

14.    Segment Reporting
The Company operates as a single reportable segment. The Company primarily provides subscription-based financial research, publications, and SaaS offerings to individual customers through its online platforms. The Company also offers membership subscriptions.
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The reconciliation of reportable segment Adjusted Basis Net Profit (Loss) to the consolidated totals are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total net revenue for reportable segment (a)	$86,211	$85,848	$173,757	$174,760
Adjustment to total net revenue for reportable segment (b)	15,406	(19,625)	20,122	(31,199)
Variable expense (c)	(8,479)	(4,891)	(15,016)	(10,575)
Revenue share expense (c)	(12,548)	(9,347)	(26,108)	(18,066)
Direct marketing (c)	(34,314)	(11,350)	(60,627)	(24,638)
Compensation and outside labor (c)	(21,040)	(19,259)	(43,200)	(38,572)
Other overhead (c)	(2,210)	(3,823)	(7,345)	(11,157)
Corporate allocations (c)	(817)	(4,081)	(2,050)	(8,002)
Reportable segment Adjusted Net Profit (Loss)	22,209	13,472	39,533	32,551
Reconciliation of Adjusted Net Profit (Loss) to consolidated income before income taxes:
Corporate and all other Adjusted Net Profit (Loss)	(15,368)	(8,048)	(29,064)	(11,808)
Adjustment to total net revenue (b)	(14,814)	22,247	(19,150)	35,216
Stock-based compensation expense (d)	(2,915)	(2,557)	(5,122)	(5,698)
Deferred contract acquisition costs (e)	8,216	(8,445)	11,428	(16,644)
Depreciation and amortization (f)(g)	(527)	(472)	(1,006)	(949)
Other (h)	415	(274)	105	1,134
Consolidated (loss) income before income taxes	$(2,784)	$15,923	$(3,276)	$33,802
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

The reconciliation of reportable segment revenues to the consolidated totals are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total net revenue for reportable segment	$86,211	$85,848	$173,757	$174,760
Corporate and all other	(10,403)	(5,898)	(20,920)	(11,303)
Consolidated total net revenue	$75,808	$79,950	$152,837	$163,457

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The CODM does not use segment assets to evaluate segment performance or allocate resources. Therefore, we do not disclose segment assets. Long-lived assets were located in the United States as of June 30, 2026 and 2025.
In July 2025, we reorganized our reporting structure by eliminating our 1729 Research and Alta operating subsidiaries, which were also two of our three reporting units. Accordingly, assets and liabilities were reassigned to the operating subsidiary level, including 1729 Research and Alta goodwill of $14.2 million and $13.0 million, respectively, which was determined using a relative fair value approach. Significant assumptions of the valuation included, but were not limited to, prospective financial information, growth rates, discount rates, and inflation factors.
15.    Subsequent Events
Subsequent events have been evaluated through August 6, 2026, which is the date that the financial statements were issued. The Company concluded there were no subsequent events that require recognition or disclosure other than what is disclosed in Note 8 – Stock-Based Compensation.

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
Today, we benefit from the confluence of a leading editorial team, a diverse portfolio of content and brands, and a comprehensive suite of investor-centric tools that appeal to a broad subscriber base.

Second Quarter 2026 Highlights (1)
▪Total net revenue was $75.8 million in the second quarter 2026(2)
▪Total Billings were $91.2 million in the second quarter 2026, a year-over-year increase of 57%
▪Net loss was $2.6 million in the second quarter 2026
▪Cash from Operating Activities (“CFFO”) was $22.4 million in the second quarter 2026, an increase of $4.6 million compared to the second quarter 2025. On a year to date basis, CFFO improved by $0.8 million compared to first half of 2025.
▪Cash and cash equivalents were $32.9 million as of June 30, 2026, and no debt outstanding
(1) The second quarter 2026 and 2025 results reported herein are unaudited.
(2) Net Revenue (a GAAP measure) represents Billings that are recognized over the term of the subscription, which can be multiple years. Billings are amounts invoiced to customers in the period and is thus indicative of the current operating environment and demand for our products.
The following table presents net cash provided by operating activities, and the related margin as a percentage of net revenue, Adjusted CFFO (as defined below), a non-GAAP measure, and the related margin as a percentage of Billings, and Free Cash Flow, a non-GAAP measure, for each of the periods presented. For more information on our non-GAAP measures, see “Non-GAAP Financial Measures.”

(In thousands)	Three Months Ended June 30,
	2026	2025	% Change
Net cash provided by operating activities	$22,421	17,842	25.7%
Total net revenue	75,808	79,950	(5.2)%
Net cash provided by operating activities margin	29.6%	22.3%

Adjusted CFFO	$22,421	$17,842	25.7%
Billings	91,160	58,192	56.7%
Adjusted CFFO Margin	24.6%	30.7%

Free Cash Flow	$21,402	$17,503	22.3%

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
Our Paid Subscribers (as defined below) as of December 31, 2025 generated average customer lifetime Billings of approximately $2,031, resulting in a LTV/CAC (as defined below) ratio of approximately 2.0x. For more information on Billings and our LTV/CAC ratio and the components of this ratio, see “Key Business Metrics” and “Definitions of Metrics.”
We adjust our marketing spend to drive efficient and profitable customer acquisition. We can adjust our marketing spend in near real-time, and we monitor costs per acquisition relative to the cart value of the initial subscription.
As of June 30, 2026, our Paid Subscriber base was 400 thousand, an increase of 6 thousand, or 1.5%, from 394 thousand at June 30, 2025. The increase in Paid Subscribers is a result of an increased investment in customer acquisition and direct marketing in the first half 2026 of which we expect to decline in the second half of 2026 as we reduce these investments and focus on monetization of our existing subscriber base.
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
Retaining and expanding relationships with existing subscribers. We believe that we have a significant opportunity to expand our relationships with our large base of Active Free and Paid Subscribers. Thanks to the quality of our products, we believe our customers will continue their relationship with us and extend and increase their subscriptions over time. As we deepen our engagement with our subscribers, our customers tend to purchase more and higher-value products. Our ARPU (as defined below) as of June 30, 2026 was $822, which increased by $347, or 73.3% from $474 as of June 30, 2025. For more information on ARPU, see “Key Business Metrics — Average Revenue Per User.”
Our high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $600 of our products over their lifetime. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $5,000 of our products over their lifetime. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of June 30, 2026, 60% of our Paid Subscribers were high-value subscribers and 28% of our Paid Subscribers were ultra high-value subscribers.

Definitions of Metrics
Throughout this discussion and analysis, a number of our financial and operating metrics are referenced which we do not consider to be key business metrics, but which we review to monitor performance, and which we believe may be useful to investors. These are:
High-value composition rate: High-value composition rate is the number of high-valued subscribers divided by Paid Subscribers. High-value subscribers are Paid Subscribers who have purchased greater than $600 in aggregate over their lifetime.
LTV/CAC ratio:
Lifetime Value (“LTV”) represents the average margin on customer lifetime Billings (that is, the estimated cumulative spend across a customer’s lifetime). Customer Acquisition Costs (“CAC”) are comprised of: direct marketing expenses; external revenue share expenses; retention and renewal expenses, copywriting and marketing salaries; telesales salaries and commissions; and customer service commissions.
We calculate LTV/CAC ratio as LTV divided by CAC. We use LTV/CAC ratio because we believe it is a standard metric for subscription-based businesses, and we believe that an LTV/CAC ratio above 3x is considered to be indicative of strong profitability and marketing efficiency. We believe that an increasing LTV per subscriber reflects our existing subscribers recognizing our value proposition, which will expand their relationship with us across our platform over time, either through a combination of additional product purchases or by joining our membership offerings. We believe investors should consider this metric when evaluating our ability to achieve a return on our marketing investment.
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

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,			As of and for the Three Months Ended March 31,
	2026	2025	% change	2026	2025	% change	2026	% change
Active Free Subscribers	2,113,005	2,251,301	(6.1)%	2,113,005	2,251,301	(6.1)%	1,957,983	7.9%
Paid Subscribers	399,866	393,892	1.5%	399,866	393,892	1.5%	381,497	4.8%
ARPU	$822	$474	73.3%	$822	$474	73.3%	$738	11.4%
New Marketing Billings (in thousands)	$73,641	$41,614	77.0%	$134,520	$92,933	44.7%	$60,879	21.0%
Net Renewal Billings (in thousands)	$16,369	$15,403	6.3%	$35,383	$33,734	4.9%	$19,014	(13.9)%
Other Billings (in thousands)	$1,149	$1,175	(2.2)%	$2,629	$1,981	32.7%	$1,480	(22.4)%
Total Billings (in thousands)	$91,160	$58,192	56.7%	$172,532	$128,648	34.1%	$81,373	12.0%
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
Active Free Subscribers decreased by 0.2 million, or 6.1%, to 2.1 million as of June 30, 2026 as compared to 2.3 million as of June 30, 2025. The year over year decrease in Active Free Subscribers is a result of fewer free subscribers in total and a reduced number of free products available as we rationalize our offerings.
Active Free Subscribers increased by 0.1 million, or 7.9% to 2.1 million as of June 30, 2026 as compared to 2.0 million as of March 31, 2026. The sequential increase was the result of increased success with targeted email sends during the quarter.
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
Total Paid Subscribers increased by 6 thousand, or 1.5%, to 400 thousand as of June 30, 2026 as compared to 394 thousand at June 30, 2025, primarily related to meaningfully increased opportunistic investment in customer acquisition that began in late first quarter 2026 and continued throughout second quarter 2026.

Total Paid Subscribers increased by 19 thousand, or 4.8%, to 400 thousand as of June 30, 2026 as compared to 381 thousand as of March 31, 2026. The increase was a result of increased new subscriber acquisition driven by a continuation of opportunistic investment that continued throughout the second quarter 2026. There were many successful campaigns in the quarter while churn remained at low levels relative to recent history.
Subscriber count churn has ranged from approximately 2.4% to 3.7% per month between 2023 and 2025. Almost all of the subscribers who churned in second quarter 2026 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which improved from 53% in 2024 to 91% in 2025, is a more meaningful gauge of subscriber satisfaction.
Average Revenue Per User (“ARPU”). We calculate ARPU as the trailing four quarters of net Billings divided by the average number of quarterly total Paid Subscribers over that period. We believe ARPU is a key indicator of how successful we are in attracting subscribers to higher value content. We believe that our high ARPU is indicative of the trust we build with our subscribers and of the value they see in our products and services.
ARPU increased by $347, or 73.3%, to $822 as of June 30, 2026 as compared to $474 as of June 30, 2025. The year-over-year increase was driven by a 35% increase in trailing four-quarter Billings, while trailing four-quarter average Paid Subscribers decreased by 22%. The Billings increase was seen across our product categories with the highest level of growth on a percentage basis coming from our software offerings. The decrease in trailing four-quarter Paid Subscribers was driven by the winding down of our Legacy Research business during 2024. At the time of shutdown, paid Legacy Research subscribers were given replacement subscriptions to other affiliates within MarketWise for at least the duration of their original subscription. The last significant batch of these replacement subscriptions expired in the second quarter 2025 and as such, those subscribers are still impacting the trailing four-quarter Paid Subscribers ending June 30, 2025.
ARPU increased by $83, or 11.4%, to $822 as of June 30, 2026 as compared to $738 as of March 31, 2026. The sequential increase was driven by a 11.7% increase in trailing four-quarter Billings, while trailing four-quarter average Paid Subscribers were flat. Our ARPUs remain high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions.
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
While Net Revenue and Billings are both related to sales of our products, there are key differences in how those sales are recognized. From a Net Revenue perspective, substantially all of the amounts invoiced to customers are originally reported as deferred revenue on our Balance Sheet and are subsequently recognized as Net Revenue over a period up to 5 years; whereas Billings, as defined above, represents amounts invoiced to customers in each period, and provides more insight from a cash generation perspective. As a result, there will be a perpetual disconnect between Billings and Net Revenue.

We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.
New Marketing Billings are Billings from all new subscription sales. New Marketing Billings increased by $32.0 million, or 77.0%, to $73.6 million for second quarter 2026 as compared to $41.6 million for second quarter 2025. The increase was driven by sales across all of our categories, with the largest percentage increases coming from our entry level traditional newsletters followed by software related content and higher value traditional newsletters.
New Marketing Billings increased by $12.7 million, or 21.0% to $73.6 million for second quarter 2026 as compared to $60.9 million in first quarter 2026. The increase was primarily driven by sales of our higher value traditional newsletters in the second quarter 2026.
Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings increased by $1.0 million, or 6.3%, to $16.4 million for second quarter 2026 as compared to $15.4 million for second quarter 2025. The increase was primarily driven by renewals of our higher value traditional newsletters.
Net Renewal Billings decreased by $2.6 million, or 13.9%, to $16.4 million for second quarter 2026 as compared to $19.0 million for first quarter 2026. The decrease was driven by a far smaller base of subscriptions available for renewal in second quarter 2026 vs first quarter 2026 due to timing of campaigns in the previous year.
Other Billings are Billings from revenue share, advertising and conferences. Other Billings decreased by $0.1 million, or 2.2% to $1.1 million for second quarter 2026 as compared to $1.2 million for second quarter 2025.
Other Billings decreased by $0.4 million or 22.4% to $1.1 million for second quarter 2026 as compared to $1.5 million for first quarter 2026 as a result of decreasing revenue share activity with external parties.
Total Billings increased by $33.0 million, or 56.7%, to $91.2 million for the second quarter 2026 as compared to $58.2 million for second quarter 2025. The increase was primarily driven by new marketing sales across all categories.
Total Billings increased by $9.8 million, or 12.0%, to $91.2 million for second quarter 2026 as compared to $81.4 million for first quarter 2026. The increase was primarily driven by new marketing sales of higher value traditional newsletters and to a lesser extent, new marketing sales of entry level traditional newsletters. a
Components of MarketWise’s Results of Operations
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
Impairment Losses
Impairment losses relate to impairment of intangible assets.
Related Party Expense
Related party expenses primarily consist of Board of Director compensation, revenue share expenses and expenses for certain corporate functions performed by a related party for certain historic periods.
Other Income, Net
Other income, net primarily consists of the net gains or losses on our embedded derivative instruments and gain on sale of business unit.
Interest Income, Net
Interest income, net primarily consists of interest income from our money market accounts.
Net Income Attributable to Noncontrolling Interests
As of June 30, 2026, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 17.0% and the noncontrolling interest was 83.0%. For the three months ended June 30, 2026, net income attributable to controlling interests included a $0.2 million tax benefit, and for six months ended June 30, 2026, net income attributable to controlling interests included a $0.1 million tax benefit both of which were 100% attributable to the controlling interest.
As of June 30, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 14.8% and the noncontrolling interest was 85.2%. For the three and six months ended June 30, 2025, net income attributable to controlling interests included a $0.6 million tax provision and a $1.7 million tax provision, respectively, which is 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$75,290	$79,309	$151,667	$162,323
Related party revenue	518	641	1,170	1,134
Total net revenue	75,808	79,950	152,837	163,457
Operating expenses:
Cost of revenue(1)	11,112	10,950	22,259	22,885
Sales and marketing(1)	42,815	31,626	82,510	65,704
General and administrative(1)	22,693	19,744	46,860	37,072
Research and development(1)	2,721	2,141	5,046	4,487
Depreciation and amortization	565	500	1,083	1,031
Impairment of intangible assets	—	—	—	380
Related party expense	158	178	431	307
Total operating expenses	80,064	65,139	158,189	131,866
(Loss) income from operations	(4,256)	14,811	(5,352)	31,591
Other income, net	1,182	343	1,276	501
Interest income, net	290	769	800	1,710
(Loss) income before income taxes	(2,784)	15,923	(3,276)	33,802
Income tax (benefit) expense	(156)	613	(94)	1,651
Net (loss) income	(2,628)	15,310	(3,182)	32,151
Net (loss) income attributable to noncontrolling interests	(1,999)	14,013	(1,980)	29,964
Net (loss) income attributable to MarketWise, Inc.	$(629)	$1,297	$(1,202)	$2,187
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	14.7%	13.7%	14.6%	14.0%
Sales and marketing(1)	56.5%	39.6%	54.0%	40.2%
General and administrative(1)	29.9%	24.7%	30.7%	22.7%
Research and development(1)	3.6%	2.7%	3.3%	2.7%
Depreciation and amortization	0.7%	0.6%	0.7%	0.6%
Impairment of intangible assets	—%	—%	—%	0.2%
Related party expense	0.2%	0.2%	0.3%	0.2%
Total operating expenses	105.6%	81.5%	103.5%	80.7%
(Loss) income from operations	(5.6)%	18.5%	(3.5)%	19.3%
Other income, net	1.6%	0.4%	0.8%	0.3%
Interest income, net	0.4%	1.0%	0.5%	1.0%
(Loss) income before income taxes	(3.7)%	19.9%	(2.1)%	20.7%
Income tax (benefit) expense	(0.2)%	0.8%	(0.1)%	1.0%
Net (loss) income	(3.5)%	19.1%	(2.1)%	19.7%
Net (loss) income attributable to noncontrolling interests	(2.6)%	17.5%	(1.3)%	18.3%
Net (loss) income attributable to MarketWise, Inc.	(0.8)%	1.6%	(0.8)%	1.3%
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

Comparison of Three Months Ended June 30, 2026 and Three Months Ended June 30, 2025
Net Revenue

(In thousands)	Three Months Ended June 30,		$ Change	% Change
	2026	2025
Net revenue	$75,808	$79,950	$(4,142)	(5.2)%
The decrease in net revenue was primarily driven by a decrease of $2.1 million in membership subscription revenue, $1.9 million in term subscription revenue, and $0.2 million in non-subscription revenue.
Membership subscription and term subscription revenue decreased during the three months ended June 30, 2026, primarily due to the wind down of Legacy Research and a decrease in Billings in prior periods causing reduced revenue recognition in the 2026 period since revenue is deferred and recognized over the subscription term. This is partially offset by an increase in Billings. Importantly, while Billings for the second quarter of 2026 increased 56.7% year over year, and represented the strongest quarterly Billings total since 2023, only a portion is recognized as Net Revenue in the current period, with the majority of the Billings recorded as Deferred Revenue to be recognized over future periods.
Non-subscription revenue decreased during the three months ended June 30, 2026, primarily due to decrease in income related to revenue share agreements.

Operating Expenses

(In thousands)	Three Months Ended June 30,		$ Change	% Change
	2026	2025
Operating expenses:
Cost of revenue	$11,112	$10,950	$162	1.5%
Sales and marketing	42,815	31,626	11,189	35.4%
General and administrative	22,693	19,744	2,949	14.9%
Research and development	2,721	2,141	580	27.1%
Depreciation and amortization	565	500	65	13.0%
Impairment of intangible assets	—	—	—	N/M
Related party expenses	158	178	(20)	(11.2)%
Total operating expenses	$80,064	$65,139	$14,925	22.9%
Cost of Revenue
Cost of revenue increased $0.2 million primarily driven by a $1.0 million increase in credit card fees. This increase in Cost of revenue was partially offset by a $0.4 million decrease in stock-based compensation expense, and $0.3 million in salaries, taxes and benefits and outside labor.
Sales and Marketing
Sales and marketing expenses increased $11.2 million primarily due to a $12.8 million increase in marketing expense as the Company increased marketing efforts in the quarter due to multiple successful product launches. The increase in marketing expenses drove higher customer acquisition in the quarter which also resulted in an increase in Paid Subscribers following several years of Paid Subscriber declines. From a timing perspective, the majority of Sales and marketing expenses are recognized in the period incurred whereas a majority of Billings resulting from the marketing efforts are recorded as Deferred Revenue. Additionally, Sales and marketing expense increased due to a $1.2 million increase in salaries, taxes and benefits due to increased headcount. This increase in Sales and marketing expense was partially offset by a $2.6 million decrease in amortization of deferred contract acquisition costs.
General and Administrative
General and administrative expense increased $2.9 million primarily due to an increase of $1.4 million in incentive compensation, $0.8 million in professional services, $0.7 million in software expense, $0.3 million in salaries, taxes and benefits, and $1.1 million in stock-based compensation expense. This increase in general and administrative expense was offset by a $1.4 million decrease in outside labor.
Research and Development
Research and development expense increased $0.6 million primarily due to $0.4 million additional spending for expanded maintenance and enhancement of the Company’s SaaS platform, including increased external technical support. The increase also included $0.2 million of higher spending for freelance editorial and content development services.
Comparison of Six Months Ended June 30, 2026 and Six Months Ended June 30, 2025
Net Revenue

(In thousands)	Six Months Ended June 30,		$ Change	% Change
	2026	2025
Net revenue	$152,837	$163,457	$(10,620)	(6.5)%

The decrease in net revenue was primarily driven by a $8.9 million decrease in term subscription revenue and a $2.3 million decrease in membership subscription revenue, partially offset by a $0.6 million increase in non-subscription revenue.
Membership subscription and term subscription revenue decreased during the six months ended June 30, 2026, primarily due to the wind down of Legacy Research and a decrease in Billings in prior periods causing reduced revenue recognition in the 2026 period since revenue is deferred and recognized over the subscription term. This is partially offset by an increase in Billings. Importantly, while Billings for the six months ended June 30, 2026, increased 34.1% year over year, and represented the strongest quarterly Billings total since 2023, only a portion is recognized as Net Revenue in the current period, with the majority of the Billings recorded as Deferred Revenue to be recognized over future periods.
Non-subscription revenue increased during the six months ended June 30, 2026, primarily due to income related to revenue share agreements.
Operating Expenses

(In thousands)	Six Months Ended June 30,		$ Change	% Change
	2026	2025
Operating expenses:
Cost of revenue	$22,259	$22,885	$(626)	(2.7)%
Sales and marketing	82,510	65,704	16,806	25.6%
General and administrative	46,860	37,072	9,788	26.4%
Research and development	5,046	4,487	559	12.5%
Depreciation and amortization	1,083	1,031	52	5.0%
Impairment of intangible assets	—	380	(380)	(100.0)%
Related party expenses	431	307	124	40.4%
Total operating expenses	$158,189	$131,866	$26,323	20.0%
Cost of Revenue
Cost of revenue decreased $0.6 million primarily driven by a $1.1 million decrease in stock-based compensation expense, $0.4 million in salaries, taxes and benefits and outside labor and $0.3 million in customer service expense. This decrease in Cost of revenue was partially offset by an increase of $1.2 million in credit card fees.
Sales and Marketing
Sales and marketing expenses increased $16.8 million primarily due to a $22.1 million increase in marketing expense as the Company meaningfully increased marketing efforts in the first half of 2026 due to multiple successful product launches. The increase in marketing expenses drove significantly higher customer acquisition in the quarter which also resulted in an increase in Paid Subscribers following several years of Paid Subscriber declines. From a timing perspective, the majority of Sales and marketing expenses are recognized in the period incurred whereas a majority of Billings resulting from the marketing efforts are recorded as Deferred Revenue. Additionally, Sales and marketing expense increased due to a $2.2 million increase in salaries, taxes and benefits due to increased headcount. This increase in Sales and marketing expense was partially offset by a $7.3 million decrease in amortization of deferred contract acquisition costs.
General and Administrative
General and administrative expense increased $9.8 million primarily due to $2.5 million increase in variable compensation, $2.3 million in professional services, $1.4 million in software expense and $1.0 million in salaries, taxes and benefits. Additionally, the 2025 period’s expense was reduced by one time items including a $1.6 million gain on lease termination and a $1.7 million gain primarily from change in fair value of contingent consideration. These increases were partially offset by a $0.9 million decrease in outside labor.
Research and Development
Research and development expense increased $0.6 million primarily due higher spending related to expanded maintenance and enhancements, including increased external technical support and additional project scope.
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

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

Adjusted CFFO	$22,421	$17,842	25.7%	$20,346	$19,575	3.9%
Adjusted CFFO Margin	24.6%	30.7%		11.8%	15.2%

Free Cash Flow	$21,402	$17,503	22.3%	$18,727	$19,014	(1.5)%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO for each of the periods presented:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net cash provided by (used in) operating activities	$22,421	$17,842	25.7%	$20,346	$19,575	3.9%
Nonrecurring expenses	—	—	N/M	—	—	N/M
Adjusted CFFO	$22,421	$17,842	25.7%	$20,346	$19,575	3.9%
The following table provides the calculation of net cash provided by operating activities margin as a percentage of total net revenue, the most directly comparable financial measure in accordance with GAAP, and Adjusted CFFO Margin for each of the periods presented:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change
Net cash provided by (used in) operating activities	$22,421	17,842	25.7%	$20,346	19,575	3.9%
Total net revenue	75,808	79,950	(5.2)%	152,837	163,457	(6.5)%
Net cash provided by operating activities margin	29.6%	22.3%		13.3%	12.0%

Adjusted CFFO	$22,421	$17,842	25.7%	$20,346	$19,575	3.9%
Billings	91,160	58,192	56.7%	172,533	128,648	34.1%
Adjusted CFFO Margin	24.6%	30.7%		11.8%	15.2%
CFFO and Adjusted CFFO for the three months ended June 30, 2026 was primarily due to net loss of $2.6 million, adjusted for net non-cash items which increased cash by $3.3 million. This was partially offset by net changes in our operating assets and liabilities which increased cash by $21.8 million, primarily driven by changes in deferred contract costs and deferred revenue.
Based on the nature of our business, CFFO fluctuates from quarter to quarter. Specifically, Q2 and Q4 tend to have higher CFFO while Q1 and Q3 tend to have lower CFFO. The amount of CFFO in any given quarter is impacted by the timing of product launches, marketing campaigns, and discrete working capital items.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow for each of the periods presented:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net cash provided by (used in) operating activities	$22,421	$17,842	25.7%	$20,346	$19,575	3.9%
Capital expenditures	(1,019)	(339)	200.6%	(1,619)	(561)	188.6%
Free Cash Flow	$21,402	$17,503	22.3%	$18,727	$19,014	(1.5)%

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
We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. The Company estimates that the amount of “float” was approximately $97.2 million and $98.2 million as of June 30, 2026 and December 31, 2025, respectively. As part of the Company's broader capital allocation strategy, our consolidated cash balance may from time to time decline below our estimate of the long term float requirement.
The Company may invest a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the three and six months ended June 30, 2026, respectively, the Company earned interest income of $0.3 million and $0.8 million, respectively, on our cash portfolio which was invested solely in money market funds.
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
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $32.9 million. Cash and cash equivalents are comprised of bank deposits, money market funds, and certificates of deposit. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. We expect that our anticipated operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
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
The dividends and distributions declared during the six months ended June 30, 2026, were as follows:

			Dividends on Class A common stock		Other distributions on LLC Units
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	March 3, 2026	March 31, 2026	$0.20	$507	N/A	N/A
Regular	March 3, 2026	March 31, 2026	$0.25	$634	$0.25	$3,394
Special	May 5, 2026	June 25, 2026	$0.20	$528	N/A	N/A
Regular	May 5, 2026	June 25, 2026	$0.25	$660	$0.25	$3,247
We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from subscribers, the pace of expansion of sales and marketing activities, the timing and extent of spending to support development efforts, and the introduction of new and enhanced products. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies.
We expect to incur payment obligations under the Tax Receivable Agreement in the future. These obligations correspond to future cash tax savings that MarketWise, Inc. derives from tax-related benefits created as MarketWise Members exchange their LLC Units for shares of Class A common stock of MarketWise, Inc. This obligation is equal to 85% of the estimated future tax benefit for MarketWise, Inc. and is recorded as a TRA liability on the condensed consolidated balance sheet. The TRA liability was $3.1 million as of June 30, 2026. During the three and six months ended June 30, 2026, the Company paid $0.0 million and $0.1 million under the TRA, respectively, and expects to pay $0.6 million within the next twelve months. These obligations may be significant in the future. MarketWise, Inc. intends to cause MarketWise, LLC to make distributions to MarketWise, Inc. in an amount sufficient to allow MarketWise, Inc. to pay its tax obligations and operating expenses, including distributions to fund any payments due under the Tax Receivable Agreement. If MarketWise, LLC does not have sufficient cash to fund distributions to MarketWise, Inc. in amounts sufficient to cover MarketWise, Inc.’s obligations under the Tax Receivable Agreement, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. To the extent that MarketWise, Inc. is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. For additional information regarding the Tax Receivable Agreement, see the section entitled “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” in the Annual Report.
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members and to MarketWise, Inc. in amounts sufficient for the recipients to pay taxes due on their share of MarketWise income at prevailing individual income tax rates, which for the 2026 tax year the highest federal, state and local tax rate the Company used was 50.6%. In the quarter ended June 30, 2026, MarketWise, LLC made quarterly tax distributions of $33.7 million proportionately to all MarketWise Members, including MarketWise, Inc. These quarterly tax distributions to MarketWise, Inc. exceeded its corporate tax liability and enabled MarketWise, Inc. to declare and pay the aforementioned special dividend with the excess tax distribution proceeds. We expect MarketWise, Inc. will receive quarterly tax distributions in future quarters such that quarterly special dividends are expected to continue, however the amount is uncertain. Beginning in the third quarter 2026, the Company declared a regular dividend in the amount of $0.45 to holders of Class A common stock and will discontinue the use of the term special dividend. A comparable distribution of $0.25 per unit has also been approved to holders of MarketWise, LLC units. We expect to continue to calculate and issue regular dividends using a methodology equivalent to historical total dividends, such that we expect no material change to our capital structure.

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
Share Repurchase Program
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50 million, which expired in April 2026.
On May 7, 2026, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $50 million of Class A common stock.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unit holders of MarketWise, LLC. During the three and six months ended June 30, 2026, we repurchased 18,054 shares totaling $313 in the aggregate, and 21,311 shares totaling $370 in the aggregate, respectively.
Legacy Reorganization
In October 2024, we completed our reorganization and operational transition plans with respect to substantially all of the Legacy Research brands. The Company dissolved the Legacy Research legal entities during the second quarter 2025. For further background, see Note 4 – Acquisitions and Disposals in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Six Months Ended June 30,
	2026	2025

Net cash provided by operating activities	$20,346	$19,575
Net cash used in investing activities	(1,619)	(561)
Net cash used in financing activities	(55,937)	(47,778)
Operating Activities
For the six months ended June 30, 2026, net cash provided by operating activities was $20.3 million, attributable to net loss of $3.2 million adjusted for net non-cash items which increased cash by $6.2 million and net changes in our operating assets and liabilities which increased cash by $17.3 million (primarily driven by net changes in deferred contract costs and deferred revenue). The non-cash items include stock-based compensation expense of $5.1 million, and depreciation and amortization expense of $1.1 million.
For the six months ended June 30, 2025, net cash provided by operating activities was $19.6 million, primarily due to net income of $32.2 million, adjusted for net non-cash items which increased cash by $8.0 million, and partially offset by net changes in our operating assets and liabilities which reduced cash by $20.5 million. The non-

cash items include stock-based compensation expense and depreciation and amortization of 5.7 million and 1.0 million, respectively. The changes in operating assets and liabilities were primarily driven by a decrease in deferred revenue, which reduced cash by $33.1 million due to lower Billings, partially offset by a decrease in deferred contract acquisition costs, which increased cash by $16.6 million.
Investing Activities
For the six months ended June 30, 2026, net cash used in investing activities was $1.6 million, primarily for purchases of property and equipment, and capitalized software costs.
For the six months ended June 30, 2025, net cash used in investing activities was $0.6 million, primarily driven by $0.4 million in capitalized software development costs.
Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities was $55.9 million, primarily driven by $33.7 million in tax distribution to noncontrolling interests, $6.7 million in other distribution to noncontrolling interests, $2.3 million in dividends to Class A shareholders and $12.2 million in one-time cash settlement payment.
For the six months ended June 30, 2025, net cash used in financing activities was $47.8 million, primarily due to $33.8 million in tax distributions to noncontrolling interests, $9.1 million in other distribution to noncontrolling interests, $2.8 million in dividends to Class A shareholders, and $1.9 million in repurchases of stock.
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
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2025 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2025 Annual Report on Form 10-K for further discussion of these two policies. During the three and six months ended June 30, 2026, there were no material changes to these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Operating and Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
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
Pursuant to the Settlement Agreement: (i) on April 22, 2026 the MarketWise Group made a one-time cash payment of $12.16 million to Mr. Arnold (the “Settlement Payment”); (ii) the Arnold Parties surrendered, and MarketWise, LLC redeemed and canceled an aggregate of 520,867 common units of MarketWise, LLC (the “Common Units”), along with the corresponding shares of the Company’s Class B common stock, held by the Arnold Parties; (iii) the Arnold Parties waived and released their rights, including rights to future payments, under that certain Tax Receivables Agreement dated July 21, 2021, by and among the Company, Marketwise, LLC and the members of Marketwise, LLC; (iv) MarketWise and the Arnold Parties agreed to mutual general releases resolving all claims, including claims in the Arbitration; and (v) MarketWise agreed to indemnify Mr. Arnold for certain possible tax implications associated with his claims underlying the Arbitration.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
June 1 to June 30, 2026	18,054	$17.29	18,054	$49,688
Total	18,054		18,054
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up $50 million in aggregate of shares of the Company’s Class A common stock, which expired in April 2026.
On May 7, 2026, the Company announced that the Board authorized a new stock repurchase program of up to $50 million of Class A common stock. Repurchases under the program have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time.
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

MARKETWISE, INC.

Date: August 6, 2026	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Operating and Financial Officer