Form 10-Q
period 2026-09-30
MARKETWISE, INC.
filed 2026-11-05
CIK 1805651

d

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 2, 2026, there were 2,708,788 shares of the registrant’s Class A common stock and 12,976,774 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

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
▪our liquidity and trading of our public securities;
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
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$27,388	$70,140
Accounts receivable	3,101	5,722
Prepaid expenses	9,533	10,799
Related party receivables	230	838
Deferred contract acquisition costs, current	41,767	43,388
Other current assets	913	814
Total current assets	82,932	131,701
Property and equipment, net	1,033	453
Operating lease right-of-use assets	5,903	6,684
Intangible assets, net	4,260	3,813
Goodwill	30,043	30,043
Deferred contract acquisition costs, noncurrent	51,059	34,678
Deferred tax assets	10,193	11,007
Total assets	$185,423	$218,379
Liabilities and stockholders’ deficit
Current liabilities:
Trade and other payables	$9,657	$3,868
Related party payables	485	509
Accrued expenses	26,931	33,221
Deferred revenue and other contract liabilities	187,034	183,798
Operating lease liabilities, current	759	908
Related party TRA liability, current (Note 10)	577	—
Other current liabilities	14,182	11,900
Total current liabilities	239,625	234,204
Deferred revenue and other contract liabilities, noncurrent	199,585	185,754
Related party TRA liability, noncurrent (Note 10)	2,547	4,260
Other liabilities, noncurrent	2,255	2,611
Operating lease liabilities, noncurrent	5,081	5,175
Total liabilities	449,093	432,004
Stockholders’ deficit:
Common stock - Class A, par value of $0.0001 per share, 47,500,000 shares authorized; 2,763,856 and 2,445,010 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock - Class B, par value of $0.0001 per share, 15,000,000 shares authorized; 12,981,774 and 13,612,641 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Preferred stock - par value of $0.0001 per share, 100,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	78,807	101,945
Accumulated other comprehensive income	49	36
Accumulated deficit	(113,321)	(113,664)
Total stockholders’ deficit attributable to MarketWise, Inc.	(34,464)	(11,682)
Noncontrolling interest	(229,206)	(201,943)

MARKETWISE, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

Total stockholders’ deficit	(263,670)	(213,625)
Total liabilities and stockholders’ deficit	$185,423	$218,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$79,847	$80,835	$231,514	$243,158
Related party revenue	243	436	1,413	1,570
Total net revenue	80,090	81,271	232,927	244,728
Operating expenses:
Cost of revenue (1)	10,784	10,599	33,043	33,484
Sales and marketing (1)	32,860	31,146	115,370	96,850
General and administrative (1)	17,492	18,781	64,352	55,853
Research and development (1)	2,423	2,141	7,469	6,628
Depreciation and amortization	535	651	1,618	1,682
Impairment of property and equipment, net	—	—	—	380
Related party expense	111	133	542	440
Total operating expenses	64,205	63,451	222,394	195,317
Income from operations	15,885	17,820	10,533	49,411
Other (expense) income, net	(88)	478	1,188	979
Interest income, net	241	685	1,041	2,395
Income before income taxes	16,038	18,983	12,762	52,785
Income tax expense	979	1,068	885	2,719
Net income	15,059	17,915	11,877	50,066
Net income attributable to noncontrolling interests	13,514	16,410	11,534	46,374
Net income attributable to MarketWise, Inc.	$1,545	$1,505	$343	$3,692

Earnings per share – basic	$0.55	$0.60	$0.13	$1.61

Earnings per share – diluted	$0.53	$0.58	$0.12	$1.54

Weighted average shares outstanding – basic	2,794	2,489	2,634	2,300

Weighted average shares outstanding – diluted	2,935	2,598	2,793	2,401
(1) Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$15,059	$17,915	$11,877	$50,066
Other comprehensive income (loss):
Cumulative translation adjustment	29	(34)	13	(34)
Total comprehensive income	$15,088	$17,881	$11,890	$50,032
The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at July 1, 2026	2,666,908	—	12,986,774	1	81,395	20	(114,866)	(33,450)	(233,820)	(267,270)
Equity-based compensation	—	—	—	—	1,952	—	—	1,952	—	1,952
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	228,762	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(76,163)	—	—	—	(1,566)	—	—	(1,566)	—	(1,566)
Repurchase of Class A shares	(60,651)	—	—	—	(1,172)	—	—	(1,172)	—	(1,172)
Repurchase of Class B shares	—	—	—	—	—	—	—	—	—	—
Change in noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Cash dividends declared to Class A shareholders	—	—	—	—	(1,617)	—	—	(1,617)	—	(1,617)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,989)	(8,989)
Issuance per redemption of Class B shares for Class A	5,000	—	(5,000)	—	(89)	—	—	(89)	89	—
Foreign currency translation adjustments	—	—	—	—	—	29	—	29	—	29
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	(96)	—	—	(96)	—	(96)
Net income	—	—	—	—	—	—	1,545	1,545	13,514	15,059
Balance at September 30, 2026	2,763,856	$—	12,981,774	$1	$78,807	$49	$(113,321)	$(34,464)	$(229,206)	$(263,670)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at July 1, 2025	2,357,128	—	13,612,641	1	101,281	56	(117,097)	(15,759)	(211,259)	(227,018)
Equity-based compensation	—	—	—	—	2,300	—	—	2,300	—	2,300
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	226,363	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(74,798)	—	—	—	(1,556)	—	—	(1,556)	—	(1,556)
Repurchase of Class A shares	(57,224)	—	—	—	(1,050)	—	—	(1,050)	—	(1,050)
Cash dividends declared to Class A shareholders	—	—	—	—	(1,186)	—	—	(1,186)	—	(1,186)
Reversal of cumulative dividends on Earnout Shares	—	—	—	—	1,263	—	—	1,263	—	1,263
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,585)	(16,585)
Issuance per redemption of Class B shares for Class A	—	—	—	—	—	—	—	—		—
Foreign currency translation adjustments	—	—	—	—	—	(34)	—	(34)	—	(34)
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	1,505	1,505	16,410	17,915
Balance at September 30, 2025	2,451,469	$—	13,612,641	$1	$101,052	$22	$(115,592)	$(14,517)	$(211,434)	$(225,951)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	2,445,010	—	13,612,641	1	101,945	36	(113,664)	(11,682)	(201,943)	(213,625)
Equity-based compensation	—	—	—	—	6,553	—	—	6,553	—	6,553
Issuance of common stock	11,189	—	—	—	143	—	—	143	—	143
Vesting of restricted stock units	405,912	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(126,293)	—	—	—	(2,425)	—	—	(2,425)	—	(2,425)
Repurchase of Class A shares	(81,962)	—	—	—	(1,542)	—	—	(1,542)	—	(1,542)
Repurchase of Class B shares	—	—	(520,867)	—	(11,342)	—	—	(11,342)	—	(11,342)
Change in noncontrolling interest	—	—	—	—	(8,711)	—	—	(8,711)	8,711	—
Cash dividends declared to Class A shareholders	—	—	—	—	(4,422)	—	—	(4,422)	—	(4,422)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(49,351)	(49,351)
Issuance per redemption of Class B shares for Class A	110,000	—	(110,000)	—	(1,843)	—	—	(1,843)	1,843	—
Foreign currency translation adjustments	—	—	—	—	—	13	—	13	—	13
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	451	—	—	451	—	451
Net income	—	—	—	—	—	—	343	343	11,534	11,877
Balance at September 30, 2026	2,763,856	$—	12,981,774	$1	$78,807	$49	$(113,321)	$(34,464)	$(229,206)	$(263,670)

MARKETWISE, INC.
Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)
(In thousands, except share and per share data)

	Common Stock - Class A		Common Stock - Class B		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Deficit Attributable to MarketWise, Inc.	Noncontrolling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1,978,013	$—	13,994,498	$1	$106,691	$56	$(119,284)	$(12,536)	$(205,388)	$(217,924)
Equity-based compensation	—	—	—	—	8,710	—	—	8,710	—	8,710
Issuance of common stock	15,249	—	—	—	283	—	—	283	—	283
Vesting of restricted stock units	365,010	—	—	—	—	—	—	—	—	—
Restricted stock units withheld to pay taxes	(113,763)	—	—	—	(2,139)	—	—	(2,139)	—	(2,139)
Repurchase of Class A shares	(174,897)	—	—	—	(2,901)	—	—	(2,901)	—	(2,901)
Cash dividends declared to Class A shareholders	—	—	—	—	(4,101)	—	—	(4,101)	—	(4,101)
Reversal of cumulative dividends on Earnout Shares	—	—	—	—	1,263	—	—	1,263	—	1,263
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(59,454)	(59,454)
Issuance per redemption of Class B shares for Class A	381,857	—	(381,857)	—	(7,034)	—	—	(7,034)	7,034	—
Foreign currency translation adjustments	—	—	—	—	—	(34)	—	(34)	—	(34)
Remeasurement of deferred taxes due to change in noncontrolling interest	—	—	—	—	280	—	—	280	—	280
Net income	—	—	—	—	—	—	3,692	3,692	46,374	50,066
Balance at September 30, 2025	2,451,469	$—	13,612,641	$1	$101,052	$22	$(115,592)	$(14,517)	$(211,434)	$(225,951)

MARKETWISE, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$11,877	$50,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,618	1,682
Impairment of property and equipment, net	—	380
Stock-based compensation	6,197	8,448
Change in fair value of contingent consideration	(36)	(1,253)
Deferred taxes	1,070	2,719
Unrealized gains on foreign currency	21	(24)
Other gains	(1,092)	(2,250)
Noncash lease expense	882	2,790
Changes in operating assets and liabilities:
Accounts receivable	2,616	(2,230)
Related party receivables and payables	621	1,679
Prepaid expenses	1,266	(5,614)
Other current assets and other assets	(99)	(14)
Deferred contract acquisition costs	(15,592)	19,444
Trade and other payables	5,768	(368)
Accrued expenses	(6,290)	1,700
Deferred revenue	18,752	(50,718)
Operating lease liabilities	(827)	(3,122)
Other current and long-term liabilities	1,434	(1,571)
Net cash provided by operating activities	28,186	21,744
Investing activities:
Purchases of property and equipment	(79)	(178)
Capitalized software development costs	(1,950)	(860)
Net cash used in investing activities	(2,029)	(1,038)
Financing activities:
Proceeds from issuance of common stock	143	283
Repurchases of stock	(1,541)	(2,901)
Taxes paid on net share settlement of restricted stock units	(2,426)	(2,139)
Dividends paid to Class A shareholders	(3,586)	(3,802)
Repurchase of stock and reduction in related TRA liability as part of legal settlement	(12,160)	—
Tax distributions to noncontrolling interests	(37,899)	(50,005)
Other distributions to noncontrolling interests	(11,453)	(9,449)
Net cash used in financing activities	(68,922)	(68,013)
Effect of exchange rate changes on cash	13	(34)
Net decrease in cash and cash equivalents	(42,752)	(47,341)
Cash and cash equivalents — beginning of period	70,140	97,876
Cash and cash equivalents — end of period	$27,388	$50,535
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
MarketWise, Inc. is a holding company that owns a minority economic interest in MarketWise, LLC but, through its role as the managing member of MarketWise, LLC, controls all of the business and operations of MarketWise, LLC. Therefore, MarketWise, LLC and its subsidiaries are included in the Company’s condensed consolidated financial statements (“financial statements”). As of September 30, 2026 and as of December 31, 2025, MarketWise, Inc. had a 17.6% and 15.2% ownership interest in MarketWise, LLC, respectively.
The Company determined that MarketWise, Inc. is the primary beneficiary of MarketWise, LLC, a VIE. Accordingly, the assets, liabilities, and results of operations of MarketWise, LLC and its subsidiaries are included in MarketWise, Inc.’s condensed consolidated financial statements.
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying unaudited financial statements and the related footnote disclosures have been prepared by us in accordance with GAAP for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2025 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2026, the results of operations, comprehensive (loss) income, stockholders’ deficit for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year. The information contained herein should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. Management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to:
•the fair value of common units;
•estimates of the Tax Receivable Agreement liability;
•useful lives of intangible assets with definite lives;
•benefit period of deferred contract acquisition costs;
•determination of standalone selling prices;
•estimated customer lifetime;
•recoverability of goodwill and long-lived assets;
•valuation allowances on deferred tax assets;
•the incremental borrowing rates to calculate lease liabilities and right-of-use (“ROU”) assets; and
•certain accruals.

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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Net income for the three and nine months ended September 30, 2026 and 2025 was attributable to consolidated MarketWise, Inc. and its respective noncontrolling interests.
As of September 30, 2026, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 17.6% and the noncontrolling interest was 82.4%. For the three months ended September 30, 2026, net income attributable to controlling interests included a $1.0 million tax provision, and for the nine months ended September 30, 2026, net income attributable to controlling interests included a $0.9 million tax provision, both of which were 100% attributable to the controlling interest.
As of September 30, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 15.3% and the noncontrolling interest was 84.7%. For the three months ended September 30, 2025, net income attributable to controlling interests included a $1.1 million tax provision, and for the nine months ended September 30, 2025, net income attributable to controlling interests included a $2.7 million tax provision, both of which were 100% attributable to the controlling interest.
Accounting Standards Issued But Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting. Rather, they are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments revise the capitalization criteria for internal-use software costs and eliminate stage-based development guidance. The update is effective for fiscal years beginning after December 15, 2027, with early adoption permitted.
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
The Company is currently evaluating the impact of adopting these standards on its disclosures and related processes and controls. Adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements. The Company plans to adopt these standards when they become effective, and has no plans for early adoption.
Reclassifications
Certain prior period amounts presented within the Condensed Consolidated Statements of Cash Flows have been reclassified to conform with the current period presentation. Specifically:
•In the second quarter of 2026, the Company presented distributions related to profits interests of $1.5 million within “Tax distributions to noncontrolling interests” in financing activities in the Condensed Consolidated Statements of Cash Flows. In the third quarter of 2026, the Company reclassed this amount to “Other distributions to noncontrolling interests” consistent with prior presentation. This reclassification had no effect on net cash used in financing activities.

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

	Three Months Ended September 30, 2026
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$79,498	$—	$—	$—	$79,498
Transferred at a point in time	—	9	243	340	592
Total	$79,498	$9	$243	$340	$80,090

	Three Months Ended September 30, 2025
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$80,716	$—	$—	$—	$80,716
Transferred at a point in time	—	7	436	112	555
Total	$80,716	$7	$436	$112	$81,271

	Nine Months Ended September 30, 2026
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$230,476	$—	$—	$—	$230,476
Transferred at a point in time	—	34	1,413	1,004	2,451
Total	$230,476	$34	$1,413	$1,004	$232,927

	Nine Months Ended September 30, 2025
	Subscriptions	Advertising	Revenue Share (Related Party)	Revenue Share (Third-party)	Total
Timing of transfer:
Transferred over time	$242,922	$—	$—	$—	$242,922
Transferred at a point in time	—	30	1,570	206	1,806
Total	$242,922	$30	$1,570	$206	$244,728

Revenue recognition by subscription type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Membership subscriptions	$40,387	$42,107	$121,896	$125,927
Term subscriptions	39,111	38,609	108,580	116,995
Non-subscription revenue	592	555	2,451	1,806
Total	$80,090	$81,271	$232,927	$244,728

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Revenue for the Membership and Term subscription types is determined based on the terms of the subscription agreements. Non-subscription revenue consists of revenue from advertising and other revenue.

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

	As of
	September 30, 2026	December 31, 2025
Contract balances
Accounts receivable	$3,101	$5,722
Obligations for refunds	$1,658	$1,516
Deferred revenue – current	$185,376	$182,282
Deferred revenue – non-current	$199,585	$185,754
We recognized $40.5 million and $49.4 million of revenue during the three months ended September 30, 2026 and 2025, respectively, and $155.0 million and $179.5 million during the nine months ended September 30, 2026 and 2025 that was included within the beginning contract liability balance of the respective periods. The Company has collected all amounts included in deferred revenue other than $3.1 million and $5.7 million as of September 30, 2026 and December 31, 2025, respectively, related to the timing of cash settlement with our credit card processor.
Assets Recognized from Costs to Obtain a Contract with a Customer
The following table presents the opening and closing balances of our capitalized costs associated with contracts with customers:

Balance at January 1, 2026	$78,066
Royalties and sales commissions	14,869
Revenue share and cost per acquisition fees	40,507
Amortization of capitalized costs	(40,615)
Balance at September 30, 2026	$92,827
We did not recognize any impairment on capitalized costs associated with contracts with customers for the three and nine months ended September 30, 2026 and 2025. Amortization of capitalized costs is included within sales and marketing on the condensed consolidated statements of operations.
Remaining Performance Obligations
As of September 30, 2026, the Company had $386.6 million of remaining performance obligations presented as deferred revenue in the condensed consolidated balance sheets. We expect to recognize approximately 48% of that amount as revenues over the next twelve months, with the remainder recognized thereafter.

4.    Goodwill and Intangible Assets, Net
Goodwill
The carrying amount of goodwill was $30.0 million as of September 30, 2026 and December 31, 2025. There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2026.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The Company has one reportable segment, and all goodwill is assigned to that segment (see Note 14, Segment Reporting).
Intangible assets, net
Intangible assets, net consisted of the following as of the dates indicated:

	September 30, 2026
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,444	$(12,220)	$224	0.7
Tradenames	3,588	(3,337)	251	2.7
Capitalized software development costs	8,386	(5,688)	2,698	2.3
Finite-lived intangible assets, net	24,418	(21,245)	3,173

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$25,505	$(21,245)	$4,260

	December 31, 2025
	Cost	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Finite-lived intangible assets:
Customer relationships	$12,443	$(11,754)	$689	1.2
Tradenames	3,588	(3,227)	361	3.1
Capitalized software development costs	6,438	(4,762)	1,676	1.7
Finite-lived intangible assets, net	22,469	(19,743)	2,726

Indefinite-lived intangible assets:
Internet domain names	1,087	—	1,087
Indefinite-lived intangible assets, net	1,087	—	1,087
Intangible assets, net	$23,556	$(19,743)	$3,813

The following table summarizes our amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of customer relationships and tradenames	$182	$619	$575	$1,568
Amortization of capitalized software costs	315	385	928	828
Total amortization expense	$497	$1,004	$1,503	$2,396
We recorded additions to capitalized software development costs of $1.0 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $2.0 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
As of September 30, 2026, the total expected future amortization expense for finite-lived intangible assets is as follows:

Remainder of 2026	$479
2027	1,159
2028	849
2029	684
2030	1
Thereafter	1
Finite-lived intangible assets, net	$3,173

5.    Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated:

	September 30, 2026
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$23,713	$—	$—	$23,713
Contingent consideration receivable	—	—	58	58
Total assets	23,713	—	58	23,771
Liabilities:
Profits interests, noncurrent	—	—	2,255	2,255
Total liabilities	$—	$—	$2,255	$2,255

	December 31, 2025
	Level 1	Level 2	Level 3	Aggregate Fair Value
Assets:
Money market funds	$66,298	$—	$—	$66,298
Contingent consideration receivable	—	—	83	83
Total assets	66,298	—	83	66,381
Liabilities:
Profits interests, noncurrent	—	—	2,611	2,611
Total liabilities	$—	$—	$2,611	$2,611
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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The following table summarizes the changes in fair value of the recurring Level 3 fair value measurements during the nine months ended September 30, 2026:

		Level 3 Fair Value Measurements
	Income Statement Line Item That Includes The Gains And Losses	Contingent consideration receivable	Profits interests, noncurrent	Contingent consideration liability

Balance at December 31, 2025		$83	$2,611	$—
Total gains recorded in earnings	General and administrative expense	36	—	—
Total losses recorded in earnings	General and administrative expense	—	(356)	—
Payments received		(61)	—	—
Balance at September 30, 2026		$58	$2,255	$—
The following table provides quantitative information regarding the recurring Level 3 fair value measurements inputs for the contingent consideration receivable and profits interests at their measurement dates:

As of
September 30, 2026
Contingent consideration receivable
Discount rate	20.0%

Profits interests
Discount rate	25.0%
Discount for lack of marketability	27.3%

6.    Balance Sheet Components
Capitalized Implementation Costs
The capitalized implementation costs are capitalized within other current assets and other assets on the condensed consolidated balance sheets. There were no capitalized cloud computing costs during the three months ended September 30, 2026 or 2025 and the nine months ended September 30, 2026 or 2025. Amortization expense

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
related to capitalized cloud computing implementation costs was immaterial all periods presented, except for $0.5 million for the nine months ended September 30, 2025.
Property and Equipment, Net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	September 30, 2026	December 31, 2025
Furniture and fixtures	5 years	$951	$974
Computers, software and equipment	3 years	1,899	1,809
Leasehold improvements	Shorter of estimated useful life or remaining term of lease	735	61
Construction in progress	N/A	29	160
		3,614	3,004
Less: Accumulated depreciation and amortization		(2,581)	(2,551)
Total property and equipment, net		$1,033	$453
Depreciation and amortization expense for property and equipment was immaterial for all periods presented. During the nine months ended September 30, 2025, the Company recorded an impairment loss on leasehold improvement assets totaling $0.4 million, and the related lease was terminated for a gain of $1.6 million, which is included within general and administrative expense. During the nine months ended September 30, 2026, the Company recorded no impairment loss on leasehold improvement assets.
Accrued Expenses
Accrued expenses consist of the following:

	As of
	September 30, 2026	December 31, 2025
Commission and variable compensation	$15,993	$18,656
Payroll and benefits	4,747	4,855
Other accrued expenses	6,191	9,710
Total accrued expenses	$26,931	$33,221

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

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
8.    Stock-Based Compensation
Included within cost of revenue, sales and marketing, and general and administrative expenses are total stock-based compensation expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$450	$639	$1,497	$2,827
Sales and marketing	410	542	1,468	2,013
General and administrative	215	1,569	3,232	3,608
Total stock-based compensation expense	$1,075	$2,750	$6,197	$8,448
Total stock-based compensation expense includes expenses related to our 2021 Incentive Award Plan, our Employee Stock Purchase Plan (“ESPP”) and profits interests, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
2021 Incentive Award Plan	$1,920	$2,286	$6,497	$8,671
Employee Stock Purchase Plan	32	14	56	39
Profits interests	(877)	450	(356)	(262)
Total stock-based compensation expense	$1,075	$2,750	$6,197	$8,448
2021 Incentive Award Plan
During the nine months ended September 30, 2026, we granted 213,567 restricted stock units (“RSUs”) to certain employees and service providers in aggregate under our 2021 Incentive Award Plan.
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
The fair value of each RSU is the same as the Company’s share price on the date of grant. The fair value of the SARs was determined using a Black-Scholes model.
The activities of the RSUs and SARs and the related weighted average grant-date fair value of the respective share classes are summarized as follows, including granted, exercised and forfeited from January 1, 2026 to September 30, 2026.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

	RSUs		SARs
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2026	1,016,466	$21.78	58,208	$81.00
Granted	213,567	15.80	—	—
Vested (RSUs) or Exercised (SARs)	(405,912)	23.22	—	—
Cancelled	—	—	(1,847)	81.00
Forfeited	(25,101)	19.44	—	—
Outstanding at September 30, 2026	799,020	$19.53	56,361	$81.00
Exercisable at September 30, 2026	—	$—	56,361	$81.00
As of September 30, 2026, 56,361 SARs were exercisable and they have a remaining contractual term of 5.0 years.
In October 2026, no RSUs vested in accordance with the original grant terms.
Employee Stock Purchase Plan
The Company recognized immaterial stock-based compensation expense related to the ESPP for the three months ended September 30, 2026 and 2025, respectively, and for the nine months ended September 30, 2026 and 2025, respectively.
The Company issued 11,189 shares of Class A common stock for $0.1 million related to employee purchases under the ESPP during the nine months ended September 30, 2026.
Profits Interests
The Company recognized $(0.9) million and $0.5 million of stock-based compensation (benefit) expense related to the profits interests, which are liability classified, for the three months ended September 30, 2026 and 2025, respectively, and $(0.4) million and $(0.3) million for the nine months ended September 30, 2026 and 2025, respectively.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
9.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per share:
Numerator:
Net income	15,059	17,915	11,877	50,066
Less: Net income attributable to noncontrolling interests	13,514	16,410	11,534	46,374
Net income attributable to Class A common stockholders	1,545	1,505	343	3,692

Denominator:
Weighted average shares outstanding (in thousands)	2,794	2,489	2,634	2,300
Effect of dilutive securities
Restricted stock units (RSUs)	141	107	158	100
Employee Stock Purchase Plan (ESPP)	—	2	1	1
Weighted average diluted shares outstanding (in thousands)	2,935	2,598	2,793	2,401

Basic earnings per share	$0.55	$0.60	$0.13	$1.61
Diluted earnings per share	$0.53	$0.58	$0.12	$1.54
The Company’s potentially dilutive securities and their impact on the computation of diluted earnings per share is as follows:
▪Sponsor and MarketWise Management Member Earnout Shares: the 152,550 Sponsor Earnout Shares and the 99,998 MarketWise Management Member Earnout Shares held in escrow were excluded from the earnings per share computation in the 2025 period since the earnout contingency had not been met. In July 2025, the earnout period for all 252,548 previously escrowed Management Member Earnout Shares and Sponsor Earnout Shares (“EO Shares”) expired. As a result, there was no dilution to other shareholders related to this arrangement. As a result of the EO Shares expiration, the Company reversed $1.3 million in cumulative dividends that had been accrued attributable to the EO Shares during 2025.
▪Restricted stock units (RSUs): Vested RSUs are included in the computation of basic earnings per share. Unvested RSUs are included in the computation of diluted earnings per share to the extent their effect is

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
dilutive. In any period in which the Company reports a net loss, unvested RSUs are excluded from the computation of diluted earnings per share because their effect would be antidilutive.
▪Stock appreciation rights (SARs): The diluted earnings per share calculation excludes the impact of SARs since the effect was antidilutive.
▪Employee Stock Purchase Plan (ESPP): The diluted earnings per share calculation includes the impact of dilutive shares and excludes the impact of antidilutive shares under the ESPP as of September 30, 2026 and 2025.
The following potentially dilutive securities were excluded from the diluted per share calculation because their effect would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares subject to outstanding RSUs	401	673	365	833
Shares subject to outstanding SARs	56	59	57	59
Total	457	732	422	892

10.    Income Taxes
We are subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of MarketWise, LLC, as well as any stand-alone income or loss we generate. MarketWise, LLC is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, MarketWise, LLC’s taxable income or loss is passed through to its members, including MarketWise, Inc..
Our effective tax rate was 6.9% and 5.2% for the nine months ended September 30, 2026 and 2025, respectively. The main driver of the effective income tax rate for the nine months ended September 30, 2026 was the income allocation to the noncontrolling interest. The main driver of the increase in the effective tax rate from the nine months ended September 30, 2025 is the impact of discrete items related to vesting stock compensation. Our effective tax rate for the nine months ended September 30, 2026 differs from the U.S. federal statutory rate primarily because we generally do not record income taxes for the noncontrolling portion of pre-tax income.
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
The Company assessed whether it was more likely than not that its deferred tax assets would be realized, weighing both positive evidence (such as historical and forecasted earnings and the reversal of temporary differences) and negative evidence. Based on this assessment, the Company recorded a valuation allowance of $32.2 million against the deferred tax assets it does not expect to realize.
As part of the Transactions (as defined and discussed in our Current Report on Form 8-K filed with the SEC on July 28, 2021), we entered into Tax Receivable Agreements (“TRAs”) with certain shareholders. Pursuant to our election under Section 754 of the Code, as amended, and the regulations issued thereunder, we expect to receive a step up in the tax basis of our ownership in MarketWise, LLC as exchanges of the LLC Units (as defined herein) occur. These increases in tax basis may reduce the amount we may otherwise pay to various tax authorities in the future. The TRA liability will represent approximately 85% of the calculated tax savings based on basis adjustments and other carryforward attributes assumed that we anticipate being able to utilize in future years. We will retain the remaining 15% of calculated tax savings. The payments contemplated by the TRA are not conditioned upon any

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
continued ownership interest in MarketWise, LLC. The timing and amount of aggregate payments due pursuant to the TRA may vary based on several factors including the timing and amount of future taxable income, as well as future applicable tax rates. As such, significant inputs and assumptions are used to estimate the future expected payments under the TRA. During the nine months ended September 30, 2026, Members of MarketWise, LLC exchanged an aggregate of 110,000 common units of MarketWise, LLC (“LLC Units”) together with an equal number of shares of Class B common stock for 110,000 newly-issued shares of Class A common stock. In addition, MarketWise LLC redeemed 520,867 LLC Units and canceled an equal number of shares of Class B common stock. As a result, we have recorded a cumulative liability of $3.1 million under the TRA as of September 30, 2026. A total of $0.1 million in payments have been made under the TRA and $0.6 million in payments are expected in the next 12 months.
As of September 30, 2026, we had no unrecognized tax positions.
11.    Related Party Transactions
We have certain revenue share agreements with related parties. Accordingly, we recognized revenue from related parties of $0.2 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.4 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.
We also incurred revenue share expenses paid to related parties of $1.9 million and $0.9 million which were capitalized as contract origination costs for the three months ended September 30, 2026 and 2025, respectively, and $6.5 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Certain related parties provide call center support, marketing and copywriting services, and certain corporate functions to the Company. The expenses recorded for these services, which are included in cost of revenue and related party expense in the accompanying condensed consolidated statements of operations, were not material for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, the Company had related party payables of $0.4 million and $0.5 million, respectively, and related party receivables of $0.1 million and $0.6 million, respectively, related to revenue share arrangements, call center support, and the other services described above.
We earned fees and provided certain accounting and marketing services to companies owned by certain of MarketWise’s Class B stockholders. Income was not material for the three and nine months ended September 30, 2026 and 2025.
We lease offices from related parties. Lease payments made to related parties were $0.3 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively. Related party rent expense of $0.3 million and $0.4 million were recognized in general and administrative expenses for the three months ended September 30, 2026 and 2025, respectively, and $0.9 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and December 31, 2025, ROU assets of $5.9 million and $6.7 million and lease liabilities of $5.8 million and $6.1 million, respectively are associated with leases with related parties. Additionally, during the nine months ended September 30, 2025, we paid $0.7 million in lease termination fees related to our former Legacy Research lease. For more information, see Note 6 – Balance Sheet Components.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
12.    Supplemental Cash Flow Information
Supplemental cash flow disclosures are as follows:

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5	$7
Cash paid for income taxes	1,814	503
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	(827)	(1,701)
Operating lease right-of-use assets obtained in exchange for lease obligations	—	4,814

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software included in accounts payable	—	20

13.    Stockholders’ Equity
The Company’s capital stock consists of (i) issued and outstanding Class A common stock with a par value of $0.0001 per share, and (ii) issued and outstanding Class B common stock with a par value of $0.0001 per share.
The table set forth below reflects information about the Company’s equity as of September 30, 2026.

	Authorized	Issued	Outstanding
Common stock - Class A	47,500,000	2,763,856	2,763,856
Common stock - Class B	15,000,000	12,981,774	12,981,774
Preferred stock	100,000,000	—	—
Total	162,500,000	15,745,630	15,745,630
Each share of Class A and Class B common stock entitles the holder to one vote per share. Holders of Class A common stock have the right to receive dividends while holders of Class B common stock have the right to receive a proportionate amount of distributions.
In the event of liquidation, dissolution, or winding up of the affairs of the Company, only holders of Class A common stock have the right to receive liquidation proceeds, while the holders of Class B common stock are entitled to only the par value of their shares.
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
Our Board may set the terms of each series of preferred stock, including its voting rights, dividend rights, conversion rights, redemption rights and liquidation preferences.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
Dividends
During the nine months ended September 30, 2026, we paid quarterly dividends on our Class A common stock. Whether we keep paying dividends, or make any other distributions to shareholders, is up to our Board and will depend on many factors, including our earnings, financial condition and operating results, capital needs, debt level, any contractual limits on paying dividends, our ability to get cash or other assets from our subsidiaries, legal restrictions, general business conditions and anything else our Board considers relevant. We cannot assure you that we will keep paying dividends. As a result, the return on an investment in our Class A common stock may depend solely on whether the shares gain value, and we cannot guarantee that they will rise in value or even hold it.
In the past, we labeled the portion of these dividends funded by excess tax distributions (currently $0.20) as "special." Because that excess tax distribution and the resulting dividend are mechanical, and because we expect tax distributions to continue, starting this quarter we began treating that $0.20 as a "regular" dividend. Combined with our other recurring regular dividend of $0.25, this brings the total regular quarterly dividend to $0.45.
The following table shows the dividends on our Class A common stock and other distributions on LLC Units that we declared and paid during the nine months ended September 30, 2026, on a split-adjusted basis:

			Dividends on Class A common stock		Other distributions on LLC Units
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	March 3, 2026	March 31, 2026	$0.20	$507.0	N/A	N/A
Regular	March 3, 2026	March 31, 2026	$0.25	$634.0	$0.25	$3,394.0
Special	May 5, 2026	June 25, 2026	$0.20	$528.0	N/A	N/A
Regular	May 5, 2026	June 25, 2026	$0.25	$660.0	$0.25	$3,247.0
Regular	August 4, 2026	September 30, 2026	$0.45	$1,257.0	$0.25	$3,245.0
Share Repurchase
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50.0 million of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases depends on market conditions and other requirements. Repurchases under the program were authorized for the next 12 months but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. The authorization expired in April 2026.
On May 7, 2026, the Company announced that the Board authorized a new stock repurchase program of up to $50.0 million of Class A common stock. Repurchases of Class A common stock may be made from time to time, either through open market transactions (including pre-set trading plans) or through other transactions, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws. The timing of the repurchases will depend on market conditions and other requirements. Repurchases under the program have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares.
During the three months ended September 30, 2026 and 2025, we repurchased 60,651 shares totaling $1.2 million and 57,224 shares totaling $1.0 million, respectively. During the nine months ended September 30, 2026 and 2025, we repurchased 81,962 shares totaling $1.5 million and 174,897 shares totaling $2.9 million, respectively.
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
(ii) the Arnold Parties surrendered, and MarketWise, LLC redeemed and canceled an aggregate of 520,867 common units of MarketWise, LLC (the “LLC Units”), along with the corresponding shares of the Company’s Class B common stock, held by the Arnold Parties; and
(iii) the Arnold Parties waived and released their rights, including rights to future payments, under that certain Tax Receivable Agreement dated July 21, 2021 (the “TRA”), by and among the Company, MarketWise, LLC and the members of MarketWise, LLC.
Of the total Settlement Payment, approximately $11.3 million was recorded as a reduction of additional paid-in capital in connection with the redemption and cancellation of the Common Units and corresponding Class B shares. The remaining $0.8 million was recorded as a reduction of the TRA liability in connection with the termination and release of the Arnold Parties’ rights under the TRA.

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
Our CODM uses Adjusted Net Profit (Loss) as the key measure of the reportable segment's performance. The CODM reviews this measure monthly to assess the reportable segment’s performance and to decide how to allocate operating resources, such as marketing spend, and how to set variable compensation for certain employees.
The primary components of the “Corporate and all other” line in the following tables include certain corporate overhead charges, expenses that have not been allocated to the reportable segment, including corporate functions, taxes, and activity related to components that is below quantitative threshold for separate disclosure.

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)
The reconciliation of reportable segment Adjusted Net Profit (Loss) to the consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reportable segment
Total net revenue for reportable segment, GAAP basis	$86,322	$88,483	$260,079	$263,243
Revenue timing adjustment (a)	1,886	(17,115)	22,008	(48,314)
Total net revenue for reportable segment, Adjusted Basis	88,208	71,368	282,087	214,929
Segment expenses (Adjusted Basis):
Variable expense	(7,404)	(5,606)	(22,420)	(16,181)
Revenue share expense	(9,043)	(8,401)	(35,151)	(26,467)
Direct marketing	(18,985)	(16,231)	(79,612)	(40,869)
Compensation and outside labor	(24,278)	(19,292)	(67,478)	(57,864)
Other overhead	(10,878)	(4,823)	(18,223)	(15,980)
Corporate allocations	(11,761)	—	(13,811)	(8,002)
Reportable segment Adjusted Net Profit	5,859	17,015	45,392	49,566
Reconciliation of Adjusted Net Profit to consolidated income before income taxes:
Corporate and all other Adjusted Net Profit (Loss)	8,227	(10,170)	(20,837)	(21,978)
Reconciling items, Adjusted Basis to GAAP:
Revenue timing adjustment (a)	(1,144)	17,726	(20,294)	52,942
Stock-based compensation expense	(1,075)	(2,750)	(6,197)	(8,448)
Deferred contract acquisition costs (b)	4,148	(3,020)	15,576	(19,664)
Depreciation and amortization (c)	(497)	(619)	(1,503)	(1,568)
Other (d)	520	801	625	1,935
Consolidated income before income taxes	$16,038	$18,983	$12,762	$52,785
(a)Revenue timing. Under Adjusted Basis, subscription revenue, revenue share and other income are generally recognized when cash is received, rather than deferred and recognized over the subscription term or when earned in accordance with ASC 606.
(b)Contract acquisition costs. Under Adjusted Basis, costs to obtain a contract are expensed as incurred, rather than capitalized as deferred contract acquisition costs and subsequently amortized in accordance with ASC 340.
(c)Depreciation and amortization. Under Adjusted Basis:
•certain operating leases are recognized on a cash basis, rather than initially recognizing right-of-use assets and lease liabilities, which are subsequently amortized over the lease term in accordance with ASC 842; and
•certain intangible assets arising from business combinations are not recognized upon acquisition and are therefore not subsequently amortized, as they would be in accordance with ASC 805.
(d)Other. Includes various items that are recognized differently under Adjusted Basis.
•software development and implementation costs, including implementation costs of cloud computing arrangements;
•employee benefit-related items;
•gain on lease termination;
•change in fair value of contingent consideration; and
•certain tax-related items.

The reconciliation of reportable segment revenues to the consolidated totals is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total net revenue for reportable segment	$86,322	$88,483	$260,079	$263,243
Corporate and all other	(6,232)	(7,212)	(27,152)	(18,515)
Consolidated total net revenue	$80,090	$81,271	$232,927	$244,728

MARKETWISE, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share, unit, per share, and per unit data)

The CODM does not use segment assets to evaluate segment performance or allocate resources. Therefore, we do not disclose segment assets. Long-lived assets were located in the United States as of September 30, 2026 and December 31, 2025.
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
15.    Subsequent Events
Subsequent events have been evaluated through November 5, 2026, which is the date that the financial statements were issued. The Company concluded there were no subsequent events that require recognition or disclosure other than what is disclosed in Note 8 – Stock-Based Compensation.

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
Overview
We are a leading multi-brand platform of subscription businesses that provides premium financial research, software, education, and tools for self-directed investors. On a subscription basis, we offer a broad portfolio of high-quality, independent investment research along with a range of software and analytical tools.
MarketWise began in 1999 with a simple idea: if we published intelligent, independent, and in-depth investment research and treated subscribers the way we would want to be treated, they would renew and stay with us. Since then, we have grown into a full suite of investment research products and solutions. Today we offer a diversified portfolio of products across a range of financial research brands, including Stansberry Research, Chaikin Analytics, Altimetry, TradeSmith, InvestorPlace, and Brownstone Research. Our entire research portfolio is fully digital and channel agnostic, available across desktop, laptop, tablet, and mobile devices.
We benefit from the combination of a leading editorial team, a diverse portfolio of content and brands, and a comprehensive set of investor-focused tools that appeal to a broad subscriber base.

Third Quarter 2026 Highlights (1)
▪Total net revenue was $80.1 million in the third quarter 2026(2)
▪Total Billings were $80.7 million in the third quarter 2026, a year-over-year increase of 26.8%
▪Net Income was $15.1 million in the third quarter 2026
▪Cash Flow from Operating Activities, which represents net cash provided by operating activities in our Consolidated Statements of Cash Flows (“CFFO”) was $7.8 million in the third quarter 2026, an increase of $5.6 million compared to the third quarter 2025. On a year-to-date basis, CFFO increased by $6.4 million compared to the nine months ended September 30, 2025.
▪Cash and cash equivalents were $27.4 million as of September 30, 2026, and no debt outstanding
(1) The third quarter 2026 and 2025 results reported herein are unaudited.
(2) Total Net Revenue (a GAAP measure) represents Billings that are recognized over the term of the subscription, which can be multiple years. Billings are amounts invoiced to customers in the period and are thus indicative of the current operating environment and demand for our products.
The following table presents net cash provided by operating activities, and the related margin as a percentage of total net revenue, Adjusted CFFO (as defined below), a non-GAAP measure, and the related margin as a percentage of Billings, and Free Cash Flow, a non-GAAP measure, for each of the periods presented. For more information on our non-GAAP measures, see “Non-GAAP Financial Measures.”

(In thousands)	Three Months Ended September 30,
	2026	2025	% Change
CFFO	$7,840	2,169	261.5%
Total net revenue	80,090	81,271	(1.5)%
CFFO Margin	9.8%	2.7%

Adjusted CFFO	$7,840	$2,169	261.5%
Billings	80,741	63,693	26.8%
Adjusted CFFO Margin	9.7%	3.4%

Free Cash Flow	$7,430	$1,692	339.1%

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
Growing our subscriber base with compelling unit economics. We are highly focused on continuing to acquire new subscribers to support our long-term growth. Marketing spend is a major driver of new subscriber growth. Our marketing strategy rests on strong unit economics, which combine long-term subscriber relationships, highly scalable content delivery, cost-effective customer acquisition, and high-margin conversions.
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
As of September 30, 2026, our Paid Subscriber base was 389 thousand, an increase of 10 thousand, or 2.8%, from 379 thousand at September 30, 2025. The increase in Paid Subscribers is a result of compelling products and content combined with the significant investment in Direct Marketing in the first half of 2026.
Our Paid Subscriber base is comprised of subscribers obtained through both direct-to-paid acquisition and free-to-paid conversions. Since 2023, direct-to-paid acquisition has accounted for approximately 48% - 58% of our annual Paid Subscriber acquisition, and is largely driven by display ads and targeted email campaigns. Our free subscription products also serve as a significant source of new Paid Subscribers, accounted for approximately 42% to 52% of our annual Paid Subscriber acquisition.
Retaining and expanding relationships with existing subscribers. We believe we have a significant opportunity to deepen our relationships with our large base of Active Free and Paid Subscribers. Because of the quality of our products, we believe subscribers will stay with us and expand their subscriptions over time. As our engagement with subscribers deepens, they tend to buy more products and higher-value ones. Our ARPU (defined below) was $860 as of September 30, 2026 , which increased by $294, or 51.9% from $566 as of September 30, 2025. For more information, see “Key Business Metrics — Average Revenue Per User.”
Our high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $600 of our products over their lifetime. We believe our high-value composition rate reflects our ability to retain existing subscribers through renewals and our ability to expand our relationship with them when those subscribers purchase higher-value subscriptions. Our ultra high-value composition rate reflects the percentage of Paid Subscribers that have purchased more than $5,000 of our products over their lifetime. We believe our ultra high-value composition rate reflects our ability to successfully build lifetime relationships with our subscribers, often across multiple products and brands. As of September 30, 2026, 61% of our Paid Subscribers were high-value subscribers and 29% of our Paid Subscribers were ultra high-value subscribers.

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
Net revenue retention: Net revenue retention is defined as Billings in the current period from subscriber cohorts acquired in prior periods, divided by total Billings in the prior period. We believe that a high net revenue retention rate is a measure of customer retention and an indicator of the engagement of our subscribers with our products. Investors should consider net revenue retention as an ongoing measure when evaluating our subscribers’ interest in continuing to subscribe to our products and spending more with us over time.
Subscriber count churn rate: Our subscriber count churn rate is defined as the number of paid subscribers who either cancelled or failed to renew all of their paid subscriptions during the period divided by the number of unique paid subscribers at the beginning of the period plus the number of new subscribers obtained during the period. The monthly subscriber count churn rate is the annual subscriber count churn rate divided by twelve months.
Ultra high-value composition rate: Ultra high-value composition rate is the number of ultra high-valued subscribers divided by Paid Subscribers. Ultra high-value subscribers are Paid Subscribers who have purchased more than $5,000 in aggregate over their lifetime.
Key Business Metrics
We review the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. We are not aware of any uniform standards for calculating these key metrics, which may hinder comparability with other companies that may calculate similarly titled metrics in a different way.

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change
Active Free Subscribers	2,015,632	2,066,907	(2.5)%	2,015,632	2,066,907	(2.5)%
Paid Subscribers	389,062	378,588	2.8%	389,062	378,588	2.8%
ARPU	$860	$566	51.9%	$860	$566	51.9%
New Marketing Billings (in thousands)	$63,310	$48,721	29.9%	$197,830	$141,654	39.7%
Net Renewal Billings (in thousands)	$16,210	$14,139	14.6%	$51,593	$47,873	7.8%
Other Billings (in thousands)	$1,221	$833	46.6%	$3,850	$2,814	36.8%
Total Billings (in thousands)	$80,741	$63,693	26.8%	$253,274	$192,341	31.7%
Active Free Subscribers. Active Free Subscribers are defined as unique subscribers who have subscribed to one of our free investment publications via a valid email address and who have received and/or consumed our content during the quarter, excluding any Paid Subscribers who also have free subscriptions. Free subscriptions are often daily publications that include some commentary about the stock market, investing ideas, or other specialized topics. Included within our free publications are advertisements and editorial support for our current marketing campaigns. While subscribed to our publications, Active Free Subscribers learn about our editors and analysts, get to know our products and services, and learn more about ways we can help them be better investors. Since 2023, free-to-paid conversions have accounted for approximately 42% to 52% of our new paid subscribers.
Active Free Subscribers decreased by 0.1 million, or 2.5%, to 2.0 million as of September 30, 2026 as compared to 2.1 million as of September 30, 2025.
Active Free Subscribers decreased by 0.1 million, or 4.6%, to 2.0 million as of September 30, 2026 as compared to 2.1 million as of June 30, 2026.
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
Total Paid Subscribers increased by 10 thousand, or 2.8%, to 389 thousand as of September 30, 2026 as compared to 379 thousand at September 30, 2025, primarily related to meaningfully increased opportunistic investment in customer acquisition that began in late first quarter 2026 and continued throughout second quarter 2026.

Total Paid Subscribers decreased by 11 thousand, or 2.7%, to 389 thousand as of September 30, 2026 as compared to 400 thousand as of June 30, 2026. The decrease was a result of lower new subscriber acquisition, as we scaled back marketing investment in the third quarter 2026 to focus on monetization of existing subscribers, consistent with the plan we described in the second quarter 2026. Our plan for the fourth quarter is to continue to keep marketing investment at current levels and continue our focus on monetization. As such, we could see additional declines in our Paid Subscribers as we continue to balance growth and margin.
Subscriber count churn has ranged from approximately 2.4% to 3.7% per month between 2023 and 2025. Almost all of the subscribers who churned in third quarter 2026 did so having owned only one entry level publication. This is evidenced by the fact that their ARPU approximately matched the subscription price of our entry level publications. We believe our net revenue retention rate, which improved from 53% in 2024 to 91% in 2025, is a more meaningful gauge of subscriber satisfaction.
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
ARPU increased by $294, or 51.9%, to $860 as of September 30, 2026 as compared to $566 as of September 30, 2025. The year-over-year increase was driven by a 34% increase in trailing four-quarter Billings, while trailing four-quarter average Paid Subscribers decreased by 12%. The Billings increase was seen across our product categories with the highest level of growth on a percentage basis coming from our software offerings. The decrease in trailing four-quarter Paid Subscribers was driven by the winding down of our Legacy Research business during 2024. At the time of shutdown, paid Legacy Research subscribers were given replacement subscriptions to other affiliates within MarketWise for at least the duration of their original subscription. The last significant batch of these replacement subscriptions expired in the second quarter 2025 and as such, those subscribers are still impacting the trailing four-quarter Paid Subscribers ending September 30, 2025.
ARPU increased by $38, or 4.6%, to $860 as of September 30, 2026 as compared to $822 as of June 30, 2026. The sequential increase was driven by a 5.4% increase in trailing four-quarter Billings, while trailing four-quarter average Paid Subscribers increased by 1%. Our ARPU remains high relative to other subscription businesses, and we attribute this to the quality of our content and effective sales and marketing efforts regarding higher value content, bundled subscriptions and membership subscriptions.
Billings. Billings represent amounts invoiced to customers. We measure and monitor our Billings because they provide insight into trends in cash generation from our marketing campaigns. We generally bill our subscribers at the time of sale and receive full cash payment up front, and defer and recognize a portion of the related revenue ratably over time for term and membership subscriptions. For certain subscriptions, we may invoice our Paid Subscribers at the beginning of the term, in annual or monthly installments, and, from time to time, in multi-year installments. Only amounts invoiced to a Paid Subscriber in a given period are included in Billings. While we believe that Billings provides valuable insight into the cash that will be generated from sales of our subscriptions, this metric may vary from period to period for a number of reasons and, therefore, Billings have a number of limitations as a quarter-over-quarter or year-over-year comparative measure. These reasons include, but are not limited to, the following: (i) a variety of contractual terms could result in some periods having a higher proportion of annual or membership subscriptions than other periods; (ii) fluctuations in payment terms may affect the Billings recognized in a particular period; and (iii) the timing of large campaigns may vary significantly from period to period.
While Net Revenue and Billings are both related to sales of our products, there are key differences in how those sales are recognized. From a Net Revenue perspective, substantially all of the amounts invoiced to customers are originally reported as deferred revenue on our Balance Sheet and are subsequently recognized as Net Revenue over a period up to 5 years; whereas Billings, as defined above, represent amounts invoiced to customers in each period, and provide more insight from a cash generation perspective. As a result, there will continue to be a timing difference between Billings and Net Revenue.
We break down our Billings into three sub-categories: New Marketing Billings, Net Renewal Billings, and Other Billings.
New Marketing Billings are Billings from all new subscription sales. New Marketing Billings increased by $14.6 million, or 29.9%, to $63.3 million for third quarter 2026 as compared to $48.7 million for third quarter 2025. The increase was driven by sales of our higher priced publications.
New Marketing Billings decreased by $10.3 million, or 14.0% to $63.3 million for third quarter 2026 as compared to $73.6 million in second quarter 2026. The decrease was primarily driven by sales of our entry level publications which are driven by direct marketing spend. This spend was reduced in the third quarter 2026 as we shifted our focus to monetization of existing subscribers.
Net Renewal Billings are Billings from renewals and maintenance fee payments. Net Renewal Billings increased by $2.1 million, or 14.6%, to $16.2 million for third quarter 2026 as compared to $14.1 million for third quarter 2025. The increase was primarily driven by renewals of our higher priced publications.
Net Renewal Billings decreased by $0.2 million, or 1.0%, to $16.2 million for third quarter 2026 as compared to $16.4 million for second quarter 2026.
Other Billings are Billings from revenue share, advertising and conferences. Other Billings increased by $0.4 million, or 46.6% to $1.2 million for third quarter 2026 as compared to $0.8 million for third quarter 2025. The increase was mostly due to a shift in timing of our conference to the third quarter 2026 whereas it took place in fourth quarter in 2025.
Other Billings increased by $0.1 million or 6.3% to $1.2 million for third quarter 2026 as compared to $1.1 million for second quarter 2026, as conference billings offset lower revenue share from external parties.
Total Billings increased by $17.0 million, or 26.8%, to $80.7 million for the third quarter 2026 as compared to $63.7 million for third quarter 2025. The increase in Billings was the result of the reasons cited above.
Total Billings decreased by $10.5 million, or 11.5%, to $80.7 million for the third quarter 2026 as compared to $91.2 million for second quarter 2026. The sequential decline in Billings was predominantly the result of the planned reduction of direct marketing spend in the quarter resulting in fewer new subscribers and the billings associated with those subscriber acquisitions.
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
Related Party Revenue
Related party revenue consists of commissions earned under revenue share agreements with related parties.
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
Impairment Losses
Impairment losses relate to impairment of property and equipment, net.
Related Party Expense
Related party expenses primarily consist of Board of Director compensation and expenses for certain corporate functions performed by a related party.
Other Income, Net
Other income, net primarily consists of the net gains or losses on our embedded derivative instruments and gain on sale of business unit.
Interest Income, Net
Interest income, net primarily consists of interest income from our money market accounts.
Net Income Attributable to Noncontrolling Interests
As of September 30, 2026, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 17.6% and the noncontrolling interest was 82.4%. For the three and nine months ended September 30, 2026, net income attributable to controlling interests included a $1.0 million tax provision and a $0.9 million tax provision, respectively, which are 100% attributable to the controlling interest.
As of September 30, 2025, MarketWise, Inc.’s controlling interest in MarketWise, LLC was 15.3% and the noncontrolling interest was 84.7%. For the three and nine months ended September 30, 2025, net income attributable to controlling interests included a $1.1 million tax provision and a $2.7 million tax provision, respectively, which are 100% attributable to the controlling interest.

Results of Operations
The following table sets forth our results of operations for the periods presented:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$79,847	$80,835	$231,514	$243,158
Related party revenue	243	436	1,413	1,570
Total net revenue	80,090	81,271	232,927	244,728
Operating expenses:
Cost of revenue(1)	10,784	10,599	33,043	33,484
Sales and marketing(1)	32,860	31,146	115,370	96,850
General and administrative(1)	17,492	18,781	64,352	55,853
Research and development(1)	2,423	2,141	7,469	6,628
Depreciation and amortization	535	651	1,618	1,682
Impairment of property and equipment, net	—	—	—	380
Related party expense	111	133	542	440
Total operating expenses	64,205	63,451	222,394	195,317
Income from operations	15,885	17,820	10,533	49,411
Other (expense) income, net	(88)	478	1,188	979
Interest income, net	241	685	1,041	2,395
Income before income taxes	16,038	18,983	12,762	52,785
Income tax expense	979	1,068	885	2,719
Net income	15,059	17,915	11,877	50,066
Net income attributable to noncontrolling interests	13,514	16,410	11,534	46,374
Net income attributable to MarketWise, Inc.	$1,545	$1,505	$343	$3,692
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue(1)	13.5%	13.0%	14.2%	13.7%
Sales and marketing(1)	41.0%	38.3%	49.5%	39.6%
General and administrative(1)	21.8%	23.1%	27.6%	22.8%
Research and development(1)	3.0%	2.6%	3.2%	2.7%
Depreciation and amortization	0.7%	0.8%	0.7%	0.7%
Impairment of property and equipment, net	—%	—%	—%	0.2%
Related party expense	0.1%	0.2%	0.2%	0.2%
Total operating expenses	80.2%	78.1%	95.5%	79.8%
Income from operations	19.8%	21.9%	4.5%	20.2%
Other (expense) income, net	(0.1)%	0.6%	0.5%	0.4%
Interest income, net	0.3%	0.8%	0.4%	1.0%
Income before income taxes	20.0%	23.4%	5.5%	21.6%
Income tax expense	1.2%	1.3%	0.4%	1.1%
Net income	18.8%	22.0%	5.1%	20.5%
Net income attributable to noncontrolling interests	16.9%	20.2%	5.0%	18.9%
Net income attributable to MarketWise, Inc.	1.9%	1.9%	0.1%	1.5%
(1)Cost of revenue, sales and marketing, general and administrative, and research and development expenses are exclusive of depreciation and amortization shown as a separate line item.

Comparison of the Three Months Ended September 30, 2026 and the Three Months Ended September 30, 2025
Total Net Revenue

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2026	2025
Total net revenue	$80,090	$81,271	$(1,181)	(1.5)%
The decrease in total net revenue was primarily driven by a decrease of $1.7 million in membership subscription revenue, partially offset by a $0.5 million increase in term subscription revenue.
Membership subscription revenue decreased during the three months ended September 30, 2026, primarily due to a decrease in Billings in prior periods causing reduced revenue recognition in the 2026 period since revenue is deferred and recognized over the subscription term. This was partially offset by higher term subscription revenue, which reflected increased Billings in 2026. Importantly, while Billings for the third quarter of 2026 increased 26.8% year-over-year, only a portion is recognized as Total Net Revenue in the current period, with the majority of the Billings recorded as Deferred Revenue to be recognized over future periods.

Operating Expenses

(In thousands)	Three Months Ended September 30,		$ Change	% Change
	2026	2025
Operating expenses:
Cost of revenue	$10,784	$10,599	$185	1.7%
Sales and marketing	32,860	31,146	1,714	5.5%
General and administrative	17,492	18,781	(1,289)	(6.9)%
Research and development	2,423	2,141	282	13.2%
Depreciation and amortization	535	651	(116)	(17.8)%
Related party expenses	111	133	(22)	(16.5)%
Total operating expenses	$64,205	$63,451	$754	1.2%
Cost of Revenue
Cost of revenue increased $0.2 million, primarily due to a $0.5 million increase in credit card fees, partially offset by a $0.2 million decrease in stock-based compensation expense.
Sales and Marketing
Sales and marketing expenses increased $1.7 million, primarily due to a $2.0 million increase in direct marketing expense and a $1.2 million increase in salaries, taxes and benefits due to increased headcount. This increase in Sales and marketing expense was partially offset by a $1.6 million decrease in amortization of deferred contract acquisition costs. The increase in direct marketing expense was primarily driven by higher conference expenses related to the annual Stansberry Conference, which was held in September 2026 versus in October 2025.
General and Administrative
General and administrative expense decreased $1.3 million, primarily due to a net decrease of $2.0 million in professional services driven by a one-time $3.0 million legal fee reimbursement, $1.4 million decrease in stock-based compensation expense, and $1.0 million decrease in outside labor. These decreases in general and administrative expense were partially offset by an increase of $1.3 million in software expense, $0.9 million in incentive compensation, and $0.7 million in salaries, taxes and benefits.
Research and Development
Research and development expense increased $0.3 million, primarily due to higher spending on maintenance and enhancements, including increased external technical support.
Comparison of the Nine Months Ended September 30, 2026 and the Nine Months Ended September 30, 2025
Total Net Revenue

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2026	2025
Total net revenue	$232,927	$244,728	$(11,801)	(4.8)%
The decrease in total net revenue was primarily driven by an $8.4 million decrease in term subscription revenue and a $4.0 million decrease in membership subscription revenue, partially offset by a $0.6 million increase in non-subscription revenue.
Membership subscription and term subscription revenue decreased during the nine months ended September 30, 2026, primarily due to a decrease in Billings in prior periods causing reduced revenue recognition in the 2026 period since revenue is deferred and recognized over the subscription term. Importantly, while Billings for the nine months ended September 30, 2026 increased 31.7% year-over-year, only a portion is recognized as Total Net Revenue in the current period, with the majority of the Billings recorded as Deferred Revenue to be recognized over future periods,
Non-subscription revenue increased $0.6 million during the nine months ended September 30, 2026, primarily due to income related to external revenue share agreements.
Operating Expenses

(In thousands)	Nine Months Ended September 30,		$ Change	% Change
	2026	2025
Operating expenses:
Cost of revenue	$33,043	$33,484	$(441)	(1.3)%
Sales and marketing	115,370	96,850	18,520	19.1%
General and administrative	64,352	55,853	8,499	15.2%
Research and development	7,469	6,628	841	12.7%
Depreciation and amortization	1,618	1,682	(64)	(3.8)%
Impairment of property and equipment, net	—	380	(380)	(100.0)%
Related party expenses	542	440	102	23.2%
Total operating expenses	$222,394	$195,317	$27,077	13.9%
Cost of Revenue
Cost of revenue decreased $0.4 million, primarily due to a $1.3 million decrease in stock-based compensation expense, a $0.4 million decrease in salaries, taxes and benefits and outside labor, and a $0.4 million decrease in customer service expense. This decrease in Cost of revenue was partially offset by an increase of $1.7 million in credit card fees, due to higher sales volumes.
Sales and Marketing
Sales and marketing expenses increased $18.5 million, primarily due to a $24.1 million increase in direct marketing expense as the Company increased marketing efforts in the first half of 2026 due to multiple successful product launches. The increase in marketing expenses drove significantly higher customer acquisition in the second quarter which also resulted in an increase in Paid Subscribers following several years of Paid Subscriber declines. From a timing perspective, the majority of Sales and marketing expenses are recognized in the period incurred whereas a majority of Billings resulting from the marketing efforts are recorded as Deferred Revenue. The increase in direct marketing expense was also driven by higher conference expenses related to the annual Stansberry Conference, which was held in September 2026 versus in October 2025. In addition, salaries, taxes and benefits increased $3.4 million due to increased headcount. This increase in Sales and marketing expense was partially offset by an $8.8 million decrease in amortization of deferred contract acquisition costs, reflecting lower customer acquisition spending in the prior year and, consequently, a lower balance of deferred costs available for amortization in the current year.
General and Administrative
General and administrative expense increased $8.5 million, primarily due to a $3.3 million increase in variable compensation, a $2.7 million increase in software expense, a $1.7 million increase in salaries, taxes and benefits, a $1.6 million increase in other gains/(losses) due to a gain on lease termination during the nine months ended September 30, 2025, and a $1.2 million increase in the change in fair value of contingent consideration. This increase in General and administrative expense was partially offset by a $1.8 million decrease in outside labor.

Research and Development
Research and development expense increased $0.8 million, primarily due to higher spending on maintenance and enhancements, including increased external technical support.

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

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

Adjusted CFFO	$7,840	$2,169	261.5%	$28,186	$21,744	29.6%
Adjusted CFFO Margin	9.7%	3.4%		11.1%	11.3%

Free Cash Flow	$7,430	$1,692	339.1%	$26,157	$20,706	26.3%
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
The following table provides a reconciliation of CFFO, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted CFFO, as well as the calculation of CFFO margin (CFFO as a percentage of total net revenue) and Adjusted CFFO Margin (Adjusted CFFO as a percentage of Billings), for each of the periods presented:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change
CFFO	$7,840	2,169	261.5%	$28,186	21,744	29.6%
Total net revenue	80,090	81,271	(1.5)%	232,927	244,728	(4.8)%
CFFO Margin	9.8%	2.7%		12.1%	8.9%

CFFO	$7,840	$2,169	261.5%	$28,186	$21,744	29.6%
Nonrecurring expenses (1)	—	—		—	—
Adjusted CFFO	$7,840	$2,169	261.5%	$28,186	$21,744	29.6%

Adjusted CFFO	$7,840	$2,169	261.5%	$28,186	$21,744	29.6%
Billings	80,741	63,693	26.8%	253,274	192,341	31.7%
Adjusted CFFO Margin	9.7%	3.4%		11.1%	11.3%
(1) There were no non-recurring items for the three and nine months ended September 30, 2026 and 2025. Accordingly, Adjusted CFFO equals CFFO.
CFFO and Adjusted CFFO were $7.8 million for the three months ended September 30, 2026, primarily due to net income of $15.1 million, adjusted for net non-cash items which increased cash by $2.4 million. This was partially offset by net changes in our operating assets and liabilities which reduced cash by $9.6 million, primarily driven by changes in deferred contract acquisition costs and deferred revenue.
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
The following table provides a reconciliation of CFFO, the most directly comparable financial measure calculated in accordance with GAAP, to Free Cash Flow for each of the periods presented:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
CFFO	$7,840	$2,169	261.5%	$28,186	$21,744	29.6%
Capital expenditures	(410)	(477)	(14.0)%	(2,029)	(1,038)	95.5%
Free Cash Flow	$7,430	$1,692	339.1%	$26,157	$20,706	26.3%

Liquidity and Capital Resources
General
A substantial portion of our cash on hand is the result of the nature of our subscription business. We receive cash up front from our sales of annual, multi-year, and membership subscriptions. For tax and GAAP purposes, however, this revenue is deferred and recognized over the term of the subscription, or in the case of membership subscriptions, over four years for tax and five years for GAAP. Tax distributions (presented on the Statement of Cash Flows as Tax distributions to noncontrolling interests) are made to MarketWise Members to satisfy their tax obligations when revenue is recognized for tax purposes, not when cash is received. The timing difference between when cash is received and when tax distributions are made results in an accumulation of cash on our balance sheet.
We refer to this accumulation of cash as our “float” which we view as a valuable resource that we may invest or use to expand our operations. The float represents the estimated cumulative timing difference between subscription cash received and tax distributions owed to MarketWise Members, and does not represent cash currently on hand. As of September 30, 2026, cash and cash equivalents were $27.4 million, which is below our float estimate, as a portion of the float has been deployed into operations and investments consistent with our capital allocation strategy. The Company estimates that the amount of “float” was approximately $95.9 million and $98.2 million as of September 30, 2026 and December 31, 2025, respectively. As part of the Company's broader capital allocation strategy, our consolidated cash balance may from time to time decline below our estimate of the long term float requirement.
The Company may invest a portion of this cash in financial instruments to achieve reasonable returns on a risk-adjusted basis. The investment allocation decisions are based in part on the anticipated liquidity requirements of the Company including working capital, estimated tax related distributions, and broader capital allocation objectives.
For the three and nine months ended September 30, 2026, the Company earned interest income of $0.2 million and $1.0 million, respectively, on our cash portfolio which was invested solely in money market funds.
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
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $27.4 million. Cash and cash equivalents are comprised of bank deposits and money market funds. We have financed our operations primarily through cash received from operations, and our sources of liquidity have enabled us to make continued investments in supporting the growth of our business. We expect that our anticipated operating cash flows, in addition to cash on hand, will enable us to continue to make investments in the future, and to pay dividends. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We pay quarterly dividends on shares of our Class A common stock and a proportionate amount of distributions on our LLC Units. Our continued declaration and payment of dividends and institution of any other distributions of capital to shareholders will be at the discretion of our Board. That decision will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. There can be no assurance that we will continue to pay dividends in the future. Therefore, the success of an investment in shares of our Class A common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate or even maintain their value.

The dividends and distributions declared and paid during the nine months ended September 30, 2026, were as follows:

			Dividends on Class A common stock		Other distributions on LLC Units
Type	Date declared	Date paid	per share	Total	per unit	Total
Special	March 3, 2026	March 31, 2026	$0.20	$507.0	N/A	N/A
Regular	March 3, 2026	March 31, 2026	$0.25	$634.0	$0.25	$3,394.0
Special	May 5, 2026	June 25, 2026	$0.20	$528.0	N/A	N/A
Regular	May 5, 2026	June 25, 2026	$0.25	$660.0	$0.25	$3,247.0
Regular	August 4, 2026	September 30, 2026	$0.45	$1,257.0	$0.25	$3,245.0
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
We expect to make payments under the Tax Receivable Agreement in future periods in connection with certain tax benefits realized by MarketWise, Inc. from exchanges of MarketWise, LLC units for shares of MarketWise, Inc.’s Class A common stock. During the three months ended September 30, 2026, the Company made no payments under the TRA, and during the nine months ended September 30, 2026, paid $0.1 million. The Company expects to pay $0.6 million within the next twelve months. As of September 30, 2026, the TRA liability was $3.1 million.
These payments, which are only made if and when the Company has cash tax savings resulting from the TRA, may be significant in future periods and could adversely affect our liquidity. We intend to cause MarketWise, LLC to make distributions to MarketWise, Inc. sufficient to fund its tax obligations, operating expenses, and payments under the TRA. If MarketWise, LLC does not have sufficient cash to make those distributions, MarketWise, Inc. may need to borrow funds, which could adversely affect its liquidity and financial condition. To the extent MarketWise, Inc. is unable to make timely payments under the TRA, the unpaid amounts will be deferred and accrue interest until paid.
For information regarding the Tax Receivable Agreement, including the related liability and payment obligations, see Note 10, Income Taxes, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the section entitled ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement’ in our Annual Report on Form 10-K for the year ended December 31, 2025.
Furthermore, to the extent we have taxable income, we will make distributions to the MarketWise Members and to MarketWise, Inc. in amounts sufficient for the recipients to pay taxes due on their share of MarketWise income at prevailing individual income tax rates. For the 2026 tax year, the highest federal, state and local tax rate the Company used was 50.6%. In the nine months ended September 30, 2026, MarketWise, LLC made tax distributions of $37.9 million proportionately to all MarketWise Members. No further tax distribution payments are expected for the remainder of FY 2026.
These quarterly tax distributions to MarketWise, Inc. exceeded its corporate tax liability. The excess funded the portion of our Class A dividend that we previously labeled “special” (see Note 13, Stockholders’ Equity). We expect MarketWise, Inc. to continue receiving quarterly tax distributions in future quarters; however, the amount is uncertain. Beginning in the third quarter of 2026, the Company has treated that excess as part of its regular dividend and had declared a regular dividend of $0.45 per share to holders of Class A common stock. The Company will no longer use the term “special dividend.” A comparable distribution of $0.25 per unit has also been approved to holders of MarketWise, LLC units.
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
Share Repurchase Program
On February 28, 2025, the Company announced that the Board authorized a stock repurchase program of up to $50.0 million, which expired in April 2026.
On May 7, 2026, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $50.0 million of Class A common stock.
For each share of Class A common stock the Company repurchases under the share repurchase program, MarketWise, LLC, the Company’s direct subsidiary, will redeem one common unit of MarketWise, LLC held by the Company, decreasing the percentage ownership of MarketWise, LLC by the Company and relatively increasing the ownership by the other unit holders of MarketWise, LLC. During the three and nine months ended September 30, 2026, we repurchased 60,651 shares totaling $1.2 million in the aggregate, and 81,962 shares totaling $1.5 million in the aggregate, respectively.
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
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

(In thousands)	Nine Months Ended September 30,
	2026	2025

Net cash provided by operating activities	$28,186	$21,744
Net cash used in investing activities	(2,029)	(1,038)
Net cash used in financing activities	(68,922)	(68,013)
Operating Activities
Operating activities provided $28.2 million of cash in the nine months ended September 30, 2026, compared to $21.7 million in the nine months ended September 30, 2025, an increase of $6.5 million. The increase was primarily driven by a favorable change in deferred revenue, and partially offset by unfavorable changes in net income and in deferred contract acquisition costs.
The favorable change of $69.5 million in deferred revenue reflected increased cash receipts from subscriptions driven by higher direct marketing spend. Revenue from these subscriptions is deferred and recognized over the subscription term.

The unfavorable change of $38.2 million in net income was primarily driven by an $11.8 million decrease in total net revenue and a $27.1 million increase in operating expenses. See “Comparison of the Nine Months Ended September 30, 2026 and the Nine Months Ended September 30, 2025” above.
The unfavorable change of $35.0 million in deferred contract acquisition costs reflected increased direct marketing spend, which led to increases to capitalized contract acquisition costs, the majority of which are long-term.
The remaining change of $10.2 million was driven by changes in non-cash items and changes in our other operating assets and liabilities.
Investing Activities
Investing activities used $2.0 million of cash in the nine months ended September 30, 2026, compared to $1.0 million in the nine months ended September 30, 2025, an increase of $1.0 million. The increase was primarily driven by higher capitalized software development costs.
Financing Activities
Financing activities used $68.9 million of cash in the nine months ended September 30, 2026, compared to $68.0 million in the nine months ended September 30, 2025, an increase of $0.9 million. The change was primarily attributable to a $12.2 million cash outflow related to the cancellation of Class B common stock, which had no comparable activity in the prior-year period, and was partially offset by a $12.1 million decrease in tax distributions to noncontrolling interests.
The $12.2 million cash outflow related to the cancellation of Class B common stock reflected a one-time cash payment made by MarketWise Group to Mr. Arnold on April 22, 2026 (the “Settlement Payment”). See Note 13 to the Condensed Consolidated Financial Statements (Unaudited).
Tax distributions to noncontrolling interests decreased by $12.1 million in the nine months ended September 30, 2026. Tax distribution payments were significantly higher in the prior-year period due to the timing of taxable income arising from Billings in prior years.
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
Management believes that, of our significant accounting policies, which are described in Note 2 to our consolidated financial statements for the year ended December 31, 2025 in our Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, management believes that “Revenue Recognition” and “Transactions and Valuation of Goodwill and Other Acquired Intangible Assets” are the two policies that are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations. Refer to the 2025 Annual Report on Form 10-K for further discussion of these two policies. During the three and nine months ended September 30, 2026, there were no material changes to these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act.
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
Item 1A. Risk Factors.
There have been no material changes in the risk factors disclosed in Part 1, Item 1A, of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1 to July 31, 2026	31,696	$19.37	31,696	$49,074
August 1 to August 31, 2026	140	$19.86	140	$49,071
September 1 to September 30, 2026	28,815	$19.19	28,815	$48,518
Total	60,651	19.29	60,651

On May 7, 2026, the Company announced that the Board authorized a new stock repurchase program of up to $50.0 million of Class A common stock. Repurchases under the program have been authorized for the next 12 months but the program may be modified, suspended, or terminated at any time.
Item 5. Other Information.
During the three months ended September 30, 2026, none of the Company’s directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

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

MARKETWISE, INC.

Date: November 5, 2026	By:	/s/ Erik Mickels
	Name:	Erik Mickels
	Title:	Chief Operating and Financial Officer